Form 10-Q
period 1996-03-31
LUCENT TECHNOLOGIES INC
filed 1996-05-17
CIK 1006240

                              UNITED STATES

                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, DC  20549

                                FORM 10-Q



      ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 1996

                                   OR

     ..... TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________to _____________


                     Commission file number 001-11639

                         LUCENT TECHNOLOGIES INC.

A Delaware                                   I.R.S. Employer
Corporation                                  No. 22-3408857


            600 Mountain Avenue, Murray Hill, New Jersey 07974

                    Telephone - Area Code 908-582-8500




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.         Yes .... No .X...

At April 30, 1996 636,661,931 common shares were outstanding.

       2                                            Form 10-Q - Part I

                      PART I - FINANCIAL INFORMATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

                                           For the Three
                                            Months Ended
                                             March 31,
                                           1996     1995

Revenues.............................   $ 4,577  $ 4,159

Costs................................     2,753    2,309

Gross margin.........................     1,824    1,850

Operating Expenses
Selling, general and
  administrative expenses ...........     1,341    1,255
Research and development expenses ...       583      572
Total operating expenses.............     1,924    1,827

Operating income (loss)..............      (100)      23
Other income - net ..................         7       21
Interest expense.....................        76       81
Income (loss) before income taxes....      (169)    ( 37)
Provision (benefit)for income taxes..      ( 66)    ( 15)

Net Income (loss)....................   $  (103) $  ( 22)

Pro Forma net income(loss)
  per common share (Note 1)..........   $  (.16)

See Notes to Consolidated Financial Statements.

       3                                             Form 10-Q - Part I


                        CONSOLIDATED BALANCE SHEETS
               (Dollars in Millions Except Per Share Amount)
                                (Unaudited)

                                         March 31,    December 31,
                                           1996          1995
ASSETS

Cash and cash equivalents.............. $   174      $    448

Accounts receivable less
  allowances of $251 in 1996 and
  $248 in 1995 (Note 3)................   4,789         5,354

Inventories (Notes 2 and 3)............   3,497         2,851

Contracts in process (net of progress
 payments of $385 in 1996 and
 $355 in 1995) (Note 2 )..............      460           371

Deferred income taxes - net............   1,539         1,482

Other current assets...................     224           173

Total current assets...................  10,683        10,679

Property, plant and equipment, net
  of accumulated depreciation of
  $6,611 in 1996 and $6,699 in 1995....   4,516         4,338

Prepaid pension costs..................   2,622         2,522

Deferred income taxes - net............     852           872

Capitalized software...................     360           387

Other assets...........................     914           924

TOTAL ASSETS........................... $19,947       $19,722









                                 (CONT'D)

       4                                          Form 10-Q - Part I


                   CONSOLIDATED BALANCE SHEETS (CONT'D)
               (Dollars in Millions Except Per Share Amount)
                                (Unaudited)

                                         March 31,   December 31,
                                           1996          1995
LIABILITIES

Accounts payable....................... $ 1,671       $ 1,229
Payroll and benefit-related
  liabilities..........................   2,425         3,026
Postretirement and postemployment
  benefit liabilities..................     221           227
Debt sharing amount in anticipation of
 the assumption of the Commercial
 Paper Program (Note 4)................   3,842         3,842
Working capital facility...............   1,914             -
Debt maturing within one year..........      72            49
Other current liabilities..............   2,828         2,690

Total current liabilities..............  12,973        11,063

Postretirement and postemployment
  benefit liabilities..................   5,831         5,569
Long-term debt.........................     132           123
Other liabilities......................   1,574         1,533

Total liabilities .....................  20,510        18,288

STOCKHOLDER'S EQUITY

Common stock - 1,000 shares, without
 par value, authorized, issued and
 outstanding at March 31,1996..........       -             -
Additional paid-in capital.............    (522)        1,406
Foreign currency translation...........    ( 10)           28
Retained deficit.......................    ( 31)            -

Total stockholder's equity
(Notes 5 and 8)........................    (563)        1,434

TOTAL LIABILITIES/STOCKHOLDER'S EQUITY. $19,947       $19,722


See Notes to Consolidated Financial Statements.

       5                                          Form 10-Q - Part I

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)
                                                   For the Three
                                                   Months Ended
                                                      March 31,
                                                  1996      1995
Operating Activities
Net income(loss).........................      $  (103)  $   (22)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization.........          305       396
   Provision for uncollectibles..........           16        17
   Deferred income taxes.................          (37)      (17)
   (Increase) decrease in
     accounts receivable (Note 3)........       (1,080)      780
   Increase in inventories...............         (520)     (460)
   Increase (decrease) in
     accounts payable....................          179      (104)
   Changes in other operating assets
     and liabilities.....................         (539)     (726)
   Other adjustments for noncash
     items - net.........................          (91)      (57)
Net cash used in operating activities....       (1,870)     (193)

Investing Activities
Capital expenditures ....................         (268)     (179)
Proceeds from the sale or disposal of
  property, plant and equipment..........            6         4
Purchases of equity investments..........           (3)      (20)
Sales of equity investments..............           69         -
Acquisitions, net of cash acquired.......         (234)        -
Other investing activities - net.........          (60)       59
Net cash used in investing activities....         (490)     (136)

Financing Activities
Repayments of long-term debt ............          (13)       (1)
Issuance of long-term debt...............           22         8
Proceeds of Working Capital Facility.....        1,914         -
Proceeds (repayments) of debt sharing
  agreement - net........................            -       403
Transfers from (to) AT&T (Note 3)........          144      (116)
Increase (decrease) in short-term
  borrowings - net.......................           23        (2)
Net cash provided by
  financing activities...................        2,090       292

                                 (CONT'D)

       6                                         Form 10-Q - Part I

              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                           (Dollars in Millions)
                                (Unaudited)

                                                   For the Three
                                                   Months Ended
                                                     March 31,
                                                  1996      1995

Effect of exchange rate
  changes on cash........................           (4)       13

Net decrease in cash and
  cash equivalents.......................         (274)      (24)

Cash and cash equivalents
  at beginning of year...................          448       580

Cash and cash equivalents
  at end of period.......................      $   174   $   556


























See Notes to Consolidated Financial Statements.

       7                                          Form 10-Q - Part I

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

1.   BACKGROUND AND BASIS OF PRESENTATION

     BACKGROUND

On September 20, 1995, AT&T Corp. ("AT&T") announced its intention to create a separate company comprised of the AT&T businesses and operations that now comprise Lucent Technologies Inc. ("Lucent" or the "Company") and the associated assets and liabilities of those businesses and operations, including Bell Laboratories (the "Separation"). AT&T also announced its intention to distribute to its shareholders by December 31, 1996 (the "Distribution"), subject to certain conditions, all of its interests in Lucent following the Initial Public Offering ("IPO") of Lucent common stock ("Common Stock"). Lucent was incorporated on November 29, 1995 with 1,000 shares of Common Stock, without par value, authorized and outstanding, all of which were owned by AT&T at March 31, 1996. The consolidated financial statements for the first quarter of 1996, reflect the assets and liabilities related to Lucent's operations, including the impact of AT&T's retention of approximately $2,000 in customer accounts receivable. In addition, employee benefits assets are being held by AT&T or employee benefit trusts subject to agreements to transfer these assets to Lucent or trusts established by Lucent following the Distribution.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Lucent pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown.

The consolidated financial statements presented for the first quarter of 1995 reflect the results of operations and changes in cash flows of the businesses transferred to Lucent in 1996 from AT&T as if Lucent were a separate entity. The consolidated financial statements for 1995 have been prepared using the historical results of operations and historical basis of the assets and liabilities of these businesses. Additionally, the consolidated financial statements of Lucent include the allocation of certain AT&T corporate headquarters assets, liabilities and expenses relating to the Lucent businesses that were transferred to Lucent from AT&T. Management believes the allocations underlying Lucent's historical financial statements to be reasonable. All intercompany transactions and balances between the Lucent businesses have been eliminated.

       8                           Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

Lucent began accumulating retained earnings on February 1, 1996, the date on which AT&T began transferring to Lucent the assets and liabilities relating to Lucent's operations.

The results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 1995 included in the Company's Form 8-K dated April 4, 1996 ("Form 8-K").

PRO FORMA LOSS PER COMMON SHARE

The pro forma net loss per common share was calculated by dividing the March 31, 1996 net loss of $103 by the 636,661,931 shares of Common Stock that were outstanding subsequent to the acquisition by AT&T on April 2, 1996 of an additional 524,623,894 shares, resulting in the ownership by AT&T of 524,624,894 shares and the issuance of 112,037,037 shares on April 10, 1996 in the IPO. (See also Note 8.) Replacement stock options and awards have not been considered in calculating the pro forma net loss per common share because their effect would be anti-dilutive.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVENTORIES

Inventories are stated at the lower of cost or market (i.e. net realizable value or replacement cost). Cost includes material, labor and manufacturing overhead. Cost is determined principally on a first-in, first-out ("FIFO") basis.

CONTRACTS IN PROCESS

Contracts in process is composed of unbilled costs and recognized earnings and losses on long-term construction type contracts, net of progress payments. Estimated earnings are accumulated in contracts in process by using the percentage of completion method of accounting for revenue recognition. Revisions of profit and loss estimates are reflected in the period in which the facts that require the revision to the estimate become known.

       9                                          Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

3.   SUPPLEMENTARY BALANCE SHEET AND CASH FLOW INFORMATION
Inventories at March 31, 1996 and December 31, 1995 were as follows:

                                       March 31,   December 31,
                                         1996          1995

     Completed goods ...............   $2,031        $1,673
     Work in process and
       raw materials................    1,466         1,178
     Total inventories .............   $3,497        $2,851

The balance sheet at March 31, 1996 and the statement of cash flows for the period ending March 31, 1996 excludes $2,000 of customer accounts receivable retained by AT&T. This transaction has not been reflected on the statement of cash flows because it was a noncash event resulting in a reduction to both accounts receivable and transfers from AT&T.

4.   DEBT SHARING AGREEMENT

Lucent's consolidated financial statements include an allocation of AT&T's consolidated debt and related interest expense. The allocation was based on the capital structure of Lucent anticipated at the IPO closing date of April 10, 1996 ("Closing Date"). An allocation methodology was used to reflect the capital structure through each historic period presented based on cash flows for those periods, adjusted for interest expense.

The amount outstanding under Debt Sharing Agreements between Lucent and AT&T was $3,842 at March 31, 1996 and December 31, 1995. These amounts were classified as short-term given Lucent's plans to replace substantially all the outstanding amounts under such Debt Sharing Agreements with commercial paper to be issued by AT&T and assumed by Lucent on the IPO Closing Date and other debt obligations to be assumed by Lucent. Lucent expects that, over time, it may replace all or part of such assumed commercial paper with short-or long-term borrowings, as market conditions permit. The amount, timing and pricing of such debt issues are uncertain.

       10                                          Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

Interest expense of $58 and $65 to AT&T for the periods ending March 31, 1996 and 1995, respectively, was determined based on a blend of AT&T's short-term and long-term weighted average interest rates.

5.   STOCKHOLDER'S EQUITY

     Changes in total stockholder's equity reflect the retention by AT&T of $2,000 in customer accounts receivable, Lucent's year-to-date net loss, net transfers from AT&T and adjustments for foreign currency translation.
6.   TRANSACTIONS WITH AT&T

For the quarter ending March 31, 1996 and 1995, Lucent recorded $611 and $368, respectively, of revenues from AT&T.

At March 31, 1996 and December 31, 1995, receivables from AT&T amounted to $647 and $291, respectively.

At March 31, 1996 and December 31, 1995, payables to AT&T amounted to $448 and $25, respectively.

7.   COMMITMENTS AND CONTINGENCIES

Lucent's current and historical operations are subject to a wide range of environmental protection laws. Lucent has remedial and investigatory activities underway at 46 current and former facilities. In addition, Lucent has succeeded to being named a potentially responsible party ("PRP") at numerous "Superfund" sites pursuant to the comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or comparable state statutes. Under the Separation and Distribution Agreement, among AT&T, Lucent and NCR Corporation dated as of February 1, 1996, and amended and restated as of March 29, 1996, ("Separation and Distribution Agreement"), Lucent is responsible for all liabilities primarily resulting from or related to the operation of Lucent's business as conducted at any time prior to or after the Separation including related businesses discontinued or disposed of prior to the Separation, and Lucent's assets including, without limitation, those associated with these sites. It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved for will be paid out over the period of remediation for the applicable site which ranges from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the

       11                         Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements in respect of environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on the financial condition of Lucent or Lucent's results of operations or cash flows. Any amounts of environmental costs that may be incurred in excess of those provided for at March 31, 1996 cannot be determined.

One of Lucent's multi-year contracts is with Pacific Bell for the provision of a broadband network based on hybrid fiber-coaxial cable technology. Implementation difficulties and cost overruns have arisen under this contract, which may result in claims being made by parties under the contract. Lucent and Pacific Bell are conducting negotiations in an effort to resolve outstanding issues and potential claims. Lucent's financial statements reflect a reserve relating to this contract. Based on the future negotiations with Pacific Bell, Lucent will continue to assess the adequacy of this reserve.

       12                                          Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)


8.   SUBSEQUENT EVENTS

On April 10, 1996, Lucent issued 112,037,037 shares in the IPO for $27 per share less underwriting discounts and commissions of $1.05 per share. After the completion of the IPO, AT&T owned approximately 82.4% of the outstanding shares of Common Stock. The unaudited pro forma condensed balance sheet below has been prepared assuming the IPO and certain other transactions described below occurred on March 31, 1996. THE UNAUDITED PRO FORMA BALANCE SHEET PRESENTED BELOW PURPORT TO REPRESENT THE COMPANY'S FINANCIAL POSITION HAD THE IPO AND CERTAIN OTHER TRANSACTIONS OCCURRED ON THE DATE INDICATED. THE UNAUDITED PRO FORMA BALANCE SHEET DOES NOT, HOWEVER, PURPORT TO PROJECT THE COMPANY'S FINANCIAL POSITION FOR ANY FUTURE DATE. The unaudited pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The unaudited pro forma balance sheet should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the historical financial statements of the Company and the notes thereto appearing in the Form 8-K and this Form 10-Q.

       13                                          Form 10-Q - Part I

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in Millions Except Per Share Amounts)
                              (Unaudited)


                  PRO FORMA CONDENSED BALANCE SHEET
                        (Dollars in Millions)

                                        At March 31, 1996
                                        Historical      Adjustments    Pro Forma
ASSETS
Cash and cash equivalents.............. $   174          $ 1,473 (a,b  $ 1,647
Accounts receivable - net..............   4,789                   c)     4,789
Inventories ...........................   3,497                          3,497
Contracts in process...................     460                            460
Deferred income taxes - net............   1,539                          1,539
Other current assets...................     224                            224

Total current assets...................  10,683            1,473        12,156

Property, plant and equipment - net....   4,516                          4,516
Prepaid pension costs..................   2,622                          2,622
Deferred income taxes - net............     852                            852
Capitalized software...................     360                            360
Other assets...........................     914                            914
TOTAL ASSETS........................... $19,947          $ 1,473        21,420

LIABILITIES
Accounts payable....................... $ 1,671          $     -       $ 1,671
Payroll and benefit-related
  liabilities..........................   2,425                          2,425
Postretirement and postemployment
  benefit liabilities..................     221                            221
Debt sharing amount in anticipation of
   the assumption of the Commercial
  Paper Program........................   3,842           (3,842)(d)         - -
Commercial Paper Program...............       -            3,701 (d)     3,701
Working Capital Facility...............   1,914           (1,914)(b)         -
Debt maturing within one year..........      72                             72
Other current liabilities..............   2,828              500 (c)     3,328
Total current liabilities..............  12,973           (1,555)       11,418

Postretirement and postemployment
  benefit liabilities..................   5,831                          5,831
Long-term debt.........................     132              141 (d)       273
Other liabilities......................   1,574                          1,574

Total liabilities .....................  20,510           (1,414)       19,096

       14                                          Form 10-Q - Part I

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in Millions Except Per Share Amounts)
                              (Unaudited)

                  PRO FORMA CONDENSED BALANCE SHEET - (CONT'D)
                         (Dollars in Millions)

                                        At March 31, 1996
                                        Historical    Adjustments    Pro Forma
STOCKHOLDER'S EQUITY
Common stock...........................       -             6 (a)             6
Additional paid-in capital.............    (522)        2,881 (a)         2,359
Foreign currency translation...........    ( 10)                            (10)
Retained deficit.......................    ( 31)                            (31)

Total stockholder's equity.............    (563)        2,887             2,324

TOTAL LIABILITIES/STOCKHOLDER'S EQUITY. $19,947       $ 1,473           $21,420

(a) Reflects the sale of the 112,037,037 shares at the IPO price of $27 per share, less underwriting discounts and commissions of $1.05 per share and net of expenses. In addition, reflects the acquisition by AT&T on April 2, 1996 of an additional 524,624,894 common shares.

(b) Reflects the use of the proceeds of the IPO to repay the $1,914 of indebtness outstanding under the Working Capital Facility.

(c) Gives effect to the prepayment by AT&T in April 1996 of $500 to be applied to purchases by AT&T that are due and payable on or after January 1, 1997 for products, licensed materials and services from Lucent.

(d) As described in Note 4, amounts shown as outstanding under the Debt Sharing Agreement at March 31, 1996 were replaced with commercial paper issued by AT&T and assumed by Lucent on the IPO Closing Date and other debt obligations to be assumed by Lucent.

       15                                          Form 10-Q - Part I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Prior to February 1, 1996, AT&T conducted the Company's businesses through various divisions and subsidiaries. On February 1, 1996, AT&T began effectuating the Separation by transferring to the Company the assets and liabilities related to such businesses, except that AT&T retained accounts receivable having a face amount of approximately $2,000 million. The Separation was substantially completed, including the transfer of substantially all the assets and liabilities, by the IPO Closing Date. The transfer of certain international assets which are not material to Lucent in the aggregate is pending receipt of consents or approvals or satisfaction of other applicable foreign requirements. Lucent's financial statements assume the consummation of all such transactions. In addition, employee benefits assets are being held by AT&T or employee benefit trusts subject to agreements to transfer these assets to Lucent or trusts established by Lucent following the Distribution. After the completion of the IPO, AT&T will own approximately 82.4% of the outstanding shares of Common Stock.

The consolidated financial statements of Lucent reflect the results of operations, financial position and cash flows of the businesses transferred to Lucent from AT&T in the Separation. As a result, the consolidated financial statements of Lucent have been carved out from the financial statements of AT&T using the historical results of operations and historical basis of the assets and liabilities of such businesses. Additionally, the consolidated financial statements of Lucent include certain assets, liabilities, revenues and expenses which were not historically recorded at the level of, but are primarily associated with, such businesses. Management believes the assumptions underlying Lucent's financial statements to be reasonable.

The financial information included herein, however, may not necessarily reflect the results of operations, financial position and cash flows of Lucent in the future or what the results of operations, financial position and cash flows would have been had the Company been a separate, stand-alone entity during the periods presented. This is due to the historical operation of Lucent as part of the larger AT&T enterprise. The financial information included herein does not reflect the many significant changes that will occur in the funding and operations of Lucent as a result of the Separation and the IPO.

       16                                          Form 10-Q - Part I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

There are a number of factors that contribute to variability in Lucent's business. This variability can produce wide fluctuations in revenues and earnings quarter to quarter, and in some cases year to year. Variability is not a new trend and Lucent expects it to continue, and possibly intensify. Notwithstanding this variability, Lucent has increased both revenues and earnings (absent restructuring and other charges) on an annual basis. The factors contributing to variability include seasonality, multi-year contracts and associated revenue recognition. See also RESULTS OF OPERATIONS below with respect to the quarter ending March 31, 1996.

Lucent's sales are highly seasonal. Most of Lucent's large customers delay a large and growing percentage of their capital expenditures until the fourth quarter. Lucent has placed an increased focus on the completion of software releases by mid-year to allow for commercial availability and delivery in the fourth quarter. These software releases require significant research and development expenditures early in the year, with minimal offsetting revenues, but are key contributors to Lucent's profits during the fourth quarter. Additionally, sales of consumer products in the retail markets are generally stronger in the fourth quarter, corresponding to holiday buying.

As a result of growing competitive pressures among network operators (which have led to an increasing emphasis on return on investment and the budgeting process), along with the increasing prominence of software as a percentage of Lucent's revenues, the trend toward seasonality has been increasing.

Lucent's revenues and net income have been strongest in the fourth quarter of each year, representing 34.7% and 31.7% of consolidated revenues and 84.7% (before restructuring and other charges) and 83.6% of net income in 1995 and 1994, respectively. Consequently, Lucent's results of operations for the first three quarters of each year have in the aggregate been significantly less profitable than the fourth quarter and Lucent has frequently experienced net losses in the first quarter.

       17                                          Form 10-Q - Part I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In recent years, the purchasing behavior of Lucent's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend is expected to intensify, and contributes to the variability of Lucent's results. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other Lucent resources, and in general require investments which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent acceptance criteria, which can also cause revenue recognition delays. Certain multi-year contracts may relate to new technologies which may not have been previously deployed on a large-scale commercial basis. Lucent may incur significant initial cost overruns and losses on such contracts which would be recognized in the quarter in which they became ascertainable. Further profit estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one quarter.

Revenue recognition for work on multi-year contracts is based upon the specific terms and conditions of each contract which may vary markedly. Therefore, the amount of purchases actually contracted for or deployed in a period may differ substantially from the revenues realized for the same period.

Lucent reported a quarterly net loss of $103 million, or $0.16 per share on a pro forma basis. The year-ago quarterly net loss was $22
million, or $0.03 per share on a pro forma basis.   Historically,
Lucent's business has been highly seasonal, with revenue and net income concentrated in the fourth quarter.

Operating income decreased $123 million and 2.8% as a percent of revenues compared with the same quarter in 1995.

       18                                          Form 10-Q - Part I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 VERSUS THREE MONTHS ENDED
MARCH 31, 1995

Total revenues increased to $4,577 million, or 10.1% in the first quarter of 1996 compared with the first quarter of 1995, primarily due to gains in sales from Systems for Network Operators and Microelectronic Products. Revenue growth was generated both from sales in the United States and internationally (including exports).

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the three months ended March 31, 1996 and 1995:
                                                    Three Months
                                                       Ended
                                                      March 31,
  Dollars in Millions                      --------------------------------
                                               1996               1995
                                             --------           --------
  Systems for Network Operators........      $2,376   52%     $2,032    49%
  Business Communications Systems......       1,146   25       1,128    27
  Microelectronic Products.............         520   11         414    10
  Consumer Products....................         295    7         354     8
  Other Systems and Products...........         240    5         231     6
  Total................................      $4,577  100%     $4,159   100%
Revenues from Systems for Network Operators increased $344 million, or 16.9% in 1996 compared with the same quarter in 1995. The increase was driven by higher sales of switching and transmission equipment. Sales in the United States increased by approximately 12% and international revenues increased approximately 34% compared with the same quarter in 1995. Approximately 43% of the growth in international revenues was the result of the Philips Electronics NV ("Philips") acquisition in the first quarter of 1996. In addition, the international revenue growth resulted from sales of switching and transmission systems, primarily to Europe, the Middle East and Africa.

       19                                          Form 10-Q - Part I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

International revenues represented about 23% of revenues from Systems for Network Operators in the first quarter of 1996 compared with 20% in same quarter in 1995.

During the quarter ended March 31, 1996, Lucent was awarded a contract from Sprint Spectrum Holdings LP ("SSLP") to supply equipment and services for approximately 60% of SSLP's market areas for its nationwide personal communications services wireless network over a five-year period. This contract is subject to, among other things, Lucent providing (or guaranteeing) long-term financing to SSLP for its purchase of equipment and services from Lucent. Lucent has entered into discussions with respect to such financing and in May 1996 proposed providing (or guaranteeing) long-term financing of up to approximately $1,800 million in principal amount available over the five-year period, subject to certain conditions including completion of a final contract with mutually satisfactory terms. These discussions are ongoing.

Revenues from Business Communications Systems increased $18 million, or 1.6% compared with the same quarter in 1995, primarily due to higher sales in the United States and internationally, partially offset by the continued erosion of the rental base. The revenue growth in the United States was driven by increased service revenue due to the growth in maintenance contracts as well as higher product sales, including sales of SYSTIMAX(R)structured wiring system and INTUITY(TM) voice messaging products. International revenues increased by 7%, largely due to sales of DEFINITY(R) products and call center sales to the Europe/Middle East/Africa region.

Sales of Microelectronic Products increased $106 million, or 25.6% compared with the same quarter in 1995 due to higher sales of integrated circuits to original equipment manufacturers both internationally and in the United States. International revenues increased approximately 49%. These revenues represented approximately 52% of the microelectronic product sales in the first quarter of 1996 compared with approximately 44% for the same quarter in 1995. The growth in international revenues was led by sales in the Asia/Pacific market.

Revenues from Consumer Product sales decreased $59 million, or 16.7% compared with the same quarter in 1995. The decline in revenues was primarily due to the expected continuing decline in the customer base for rental revenues for telephones and declines in product sales

- --------------------------------------
(R)  Registered trademark of Lucent
(TM) Trademark of Lucent

       20                                        Form 10-Q - Part I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

related to the closing of the Phone Center Stores. At the end of the quarter, over 50% of the 338 Phone Center Stores were closed, with the remainder having closed by the end of April 1996. Consumer Products will continue to distribute its products through retail outlets of resellers.

Revenues from sales of Other Systems and Products increased $9 million, or 3.9% compared with the same quarter in 1995. These revenues include sales from the data communications unit as well as custom manufacturing systems, both of which Lucent plans to exit.

Total costs increased $444 million, or 19.2% in 1996 compared with the same quarter in 1995 due to higher sales volumes. As a percentage of revenue, gross margin declined to 39.9% from 44.5% in the year-ago quarter. This gross margin decline was due to changes in the mix of revenues, erosion of high margin rental revenues and the Philips acquisition. The revenue mix reflected a higher proportion of hardware sales and a higher proportion of revenues from contracts accounted for on a percentage of completion basis ("POC"). Under POC accounting, research and development and other direct expenditures are accounted for as costs and not operating expenses.

OPERATING EXPENSES

Selling, general and administrative expenses increased $86 million, or 6.9% compared with the same quarter in 1995, partly due to expenses associated with the start-up of the new Company. Selling, general and administrative expenses were 29.3% of revenues in the first quarter of 1996 compared with 30.2% of revenues in the first quarter of 1995.

Research and development expenses increased $11 million, or 1.9% compared with the same quarter in 1995. Research and development expenses represented 12.7% of revenues in the first quarter of 1996 compared with 13.8% of revenues in the first quarter of 1995.

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES

Other income -- net decreased $14 million to $7 million in the first quarter of 1996 compared with the same quarter in 1995.

Interest expense in the first quarter of 1996 decreased $5 million compared with the same quarter in 1995 largely due to lower interest rates.

The effective income tax rate of 39.1% in the first quarter of 1996 decreased from 40.5% in the same quarter of 1995, primarily due to the tax impact resulting from foreign earnings.

       21                                          Form 10-Q - Part I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets increased $225 million, or 1.1%, from year-end 1995. The increase was primarily due to higher inventories levels offset by a decline in accounts receivable. Inventory levels at year-end are historically at their lowest. In comparison to year-end, the rise in inventory reflects the Company's normal first quarter increase.

Working capital, defined as current assets less current liabilities, decreased $1,906 million from year-end primarily resulting from the increase in short-term debt required to fund ongoing operations for the period prior to the receipt of proceeds from the IPO.

The decrease in accounts receivable is primarily due to the retention by AT&T of $2,000 million of customer accounts receivable.
(See also Notes 3 and 8.)

Prepaid pension costs are increasing as returns on pension plan assets exceed pension benefits earned during the period and the interest cost on the projected benefit obligation.

The increase in total debt outstanding reflects the Working Capital Facility entered into by Lucent to fund working capital subsequent to February 1, 1996 until the proceeds from the IPO were received at the beginning of April 1996. (See also Note 8.)

The decrease in payroll and benefit-related liabilities reflects the annual payment of year-end bonuses in the first quarter of 1996.

The decrease in stockholder's equity reflects the retention by AT&T of $2,000 million of customer accounts receivables.
(See also Notes 3 and 8.)

Lucent entered into the Working Capital Facility with Chemical Bank, as Agent, which provides that, subject to the terms and conditions thereof, Lucent may borrow on a revolving credit basis at any time and from time to time prior to March 3, 1997 a principal amount not in excess of $4,000 million outstanding. In April 1996 Lucent reduced the amount of the Working Capital Facility to $2,000 million. Lucent expects that, over time, it may refinance all or part of the $3,701 million of commercial paper issued by AT&T and assumed by Lucent on the IPO Closing Date with short- or long-term borrowings. Lucent filed a registration statement on Form S-3, which became effective on April 3, 1996 to register the offering from time to time of up to $3,500 million of long-term debt. Future financing is contemplated to be arranged as necessary to meet Lucent's requirements with the timing

       22                                          Form 10-Q - Part I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

of issue, amount and form depending on Lucent's needs and prevailing market and general economic conditions. Lucent anticipates that borrowings under the Working Capital Facility, the issuance of additional commercial paper, cash flow from operations and short- and long-term debt financings, will be available to satisfy its future cash requirements, although there can be no assurance.

In the normal course of business, Lucent uses various financial instruments, including derivative financial instruments, for purposes other than trading. Derivative financial instruments are not entered into for speculative purposes. These instruments include commitments to extend credit, letters of credit, guarantees of debt, and foreign currency exchange contracts. Unless otherwise noted, Lucent generally does not require collateral to support these financial instruments.

By their nature all such instruments involve risk including the credit risk of nonperformance by counterparties, and Lucent's maximum potential loss may exceed the amount recognized in Lucent's balance sheet. However, at March 31, 1996, in management's opinion there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments. Lucent controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures. Lucent does not have any significant exposure to any individual customer or counterparty, nor have any major concentration of credit risk related to any financial instruments.

CASH FLOWS

Cash flows used in operating activities increased compared with the same period in 1995 due to the retention of customer accounts receivable by AT&T and a higher inventory level.

Cash payments of $196 million in the first quarter of 1996 related to the fourth quarter of 1995 restructuring and other charges of $2,801 before taxes. Of such total charges, $1,788 million (less the $196 million) will result in future cash payments. Of the 23,000 positions that Lucent announced it would downsize and that are included in the fourth quarter of 1995 restructuring charges, approximately 4,000 people have left the payroll as of March 31, 1996.

The growth in cash flow used in investing activities was largely the result of the Philips acquisition and higher capital expenditures compared with the same period in 1995. Capital expenditures, the largest component, were $268 million and $179 million for the first quarter of 1996 and 1995, respectively. Capital expenditures generally relate to expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity, and expenditures for cost reduction efforts and international growth.

       23                                          Form 10-Q - Part I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cash flows provided by financing activities increased primarily due to borrowings under the Working Capital Facility entered into by Lucent in the first quarter of 1996 compared with the same quarter in 1995. (See also Note 8.)

Lucent historically has relied on AT&T to provide financing for its operations in 1995. The cash flows from financing activities in 1995 principally reflect changes in the Company's assumed capital structure. These cash flows are not necessarily indicative of the cash flows that would have resulted if the Company were a stand-alone entity.

The ratios of total debt to total capital (debt plus equity)on a pro forma basis were 63.5% at March 31, 1996, compared to 63.3% at December 31, 1995.

Lucent's current and historical operations are subject to a wide range of environmental protection laws. Lucent has remedial and investigatory activities underway at 46 current and former facilities. In addition, Lucent has succeeded to being named a PRP at numerous "Superfund" sites pursuant to CERCLA or comparable state statutes.
The amounts provided for in Lucent's consolidated financial statements in respect of environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on the financial condition of Lucent or Lucent's results of operations or cash flows.

       24                                          Form 10-Q - Part I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RECENT PRONOUNCEMENTS

In 1996, Lucent adopted Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation". This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The standard is effective for financial statements for fiscal years beginning after December 15, 1995. For Lucent, this means the standard is effective for 1996. Lucent adopted the disclosure method under this standard and will disclose in its financial statements for the full year 1996 the pro forma net income and earnings per share amounts assuming the fair value method was effective on January 1, 1995. The adoption of this standard will not impact Lucent's consolidated results of operations, financial position or cash flows.

       25                                          Form 10-Q - Part II

                               Part II - Other Information

Item 1. Legal Proceedings

At December 31, 1995, Lucent employed approximately 131,000 persons, of whom 82% were located in the United States. Of these domestic employees, 47% are represented by unions, primarily the Communications Workers of America and the International Brotherhood of Electrical Workers. As previously reported in the Form 8-K, such unions have made claims against AT&T on behalf of Lucent employees they represent for severance pay as a result of the Distribution and related transactions. The procedure under the labor contracts that these unions have initiated is for the unions to file grievances to be followed by arbitration under the contracts if the matter is not resolved. Under the Separation and Distribution Agreement among AT&T, Lucent and NCR Corporation dated as of February 1, 1996, and amended and restated as of March 29, 1996, Lucent assumed responsibility for liabilities for severance pay which might result from such claims, subject to sharing arrangements described in the Form 8-K. Lucent has continued to honor its labor agreements with these unions. Although these claims could be material, if upheld, Lucent continues to believe that such claims are without merit and intends to defend against the claims vigorously.


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit Number

     12   Computation of Ratio of Earnings to Fixed Charges

     27   Financial Data Schedule

(b)  Reports on Form 8-K:

     Form 8-K dated April 4, 1996 was filed pursuant to Item 5
     (Other Events) and Item 7 (Financial Statements, Pro Forma
     Financial Information and Exhibits)

       26                                      Form 10-Q

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              Lucent Technologies Inc.












Date May 16, 1996
                                 James S. Lusk
                                 Vice President and Controller
                                 (Principal Accounting Officer)

       27                                   Form 10-Q


                            Exhibit Index


Exhibit
Number

12                        Computation of Ratio of Earnings to
                          Fixed Charges

27                        Financial Data Schedule