Form 10-Q
period 1996-06-30
LUCENT TECHNOLOGIES INC
filed 1996-08-09
CIK 1006240

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



        ..X.. QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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

                     Telephone - Area Code 908-582-8500




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X.. No ....

At July 31, 1996 636,662,634 common shares were outstanding.



       2                                             Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                           For the Three    For the Six
                                            Months Ended    Months Ended
                                             June 30,         June 30,
                                           1996     1995    1996     1995

Revenues.............................   $ 5,364  $ 5,083 $ 9,941  $ 9,242

Costs................................     3,194    2,832   5,947    5,141

Gross margin.........................     2,170    2,251   3,994    4,101

Operating Expenses
Selling, general and
  administrative expenses ...........     1,469    1,356   2,810    2,611
Research and development expenses ...       573      560   1,156    1,132
Total operating expenses.............     2,042    1,916   3,966    3,743

Operating income ....................       128      335      28      358
Other income - net ..................        52        -      59       21
Interest expense.....................        62       69     138      150
Income (loss) before income taxes....       118      266     (51)     229
Provision (benefit)for income taxes..        46      107     (20)      92

Net income(loss).....................   $    72   $  159 $   (31) $   137

Weighted average common shares
  outstanding (millions).............       625.6            575.1

Net income(loss)
  per common share (Note 1)..........   $   .11          $  (.05)

Dividends declared
  per common share...................   $   .075         $  .075


See Notes to Consolidated Financial Statements.



       3                                              Form 10-Q - Part I


                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                         June 30,   December 31,
                                           1996          1995
ASSETS

Cash and cash equivalents.............. $ 2,151      $    448

Accounts receivable less
  allowances of $259 in 1996 and
  $248 in 1995 ........................   4,707         5,354

Inventories (Notes 2 and 3)............   3,431         2,851

Contracts in process (net of contract
 billings of $518 in 1996 and
 $355 in 1995) (Note 2)................     533           371

Deferred income taxes - net............   1,513         1,482

Other current assets...................     186           173

Total current assets...................  12,521        10,679

Property, plant and equipment, net
  of accumulated depreciation of
  $6,541 in 1996 and $6,699 in 1995....   4,563         4,338

Prepaid pension costs..................   2,723         2,522

Deferred income taxes - net............     811           872

Capitalized software...................     352           387

Other assets...........................     962           924

TOTAL ASSETS........................... $21,932       $19,722


See Notes to Consolidated Financial Statements.



                                    (CONT'D)



       4                                            Form 10-Q - Part I


                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                         June 30,   December 31,
                                           1996          1995
LIABILITIES

Accounts payable....................... $ 1,473       $ 1,229
Payroll and benefit-related
  liabilities..........................   2,514         3,026
Postretirement and postemployment
  benefit liabilities..................     200           227
Debt sharing amount in anticipation of
 the assumption of the Commercial
 Paper Program (Note 4)................       -         3,842
Debt maturing within one year (Note 4).   2,450            49
Other current liabilities..............   3,554         2,690

Total current liabilities..............  10,191        11,063

Postretirement and postemployment
  benefit liabilities..................   5,851         5,569
Long-term debt (Note 4)................   1,594           123
Other liabilities......................   1,885         1,533

Total liabilities .....................  19,521        18,288

STOCKHOLDERS' EQUITY

Common stock - par value $.01 per share
 Authorized shares: 3,000,000,000
 Outstanding shares:
 636,662,634 at June 30, 1996..........       6             -
Additional paid-in capital.............   2,438         1,406
Foreign currency translation...........     (33)           28
Retained earnings......................       -             -

Total stockholders' equity
(Note 5 )..............................   2,411         1,434

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY.................. $21,932       $19,722


See Notes to Consolidated Financial Statements.



       5                                            Form 10-Q - Part I
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)
                                                    For the Six
                                               Months Ended June 30,
                                                  1996      1995
Operating Activities
Net income(loss).........................      $   (31) $    137
Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization.........          602       730
   Provision for uncollectibles..........           34        36
   Deferred income taxes.................           28        35
   (Increase) decrease in
     accounts receivable (Note 3)........       (1,248)      547
   (Increase) in inventories.............         (628)     (760)
   Increase (decrease) in
     accounts payable....................          164      (148)
   Changes in other operating assets
     and liabilities.....................          594      (468)
   Other adjustments for noncash
     items - net.........................         (134)     (119)
Net cash used in operating activities....         (619)      (10)

Investing Activities
Capital expenditures ....................         (562)     (449)
Proceeds from the sale or disposal of
  property, plant and equipment..........           22        10
Purchases of equity investments..........          (36)      (23)
Sales of equity investments..............           79         -
Acquisitions, net of cash acquired.......         (234)        -
Other investing activities - net.........          (91)       15
Net cash used in investing activities....         (822)     (447)

Financing Activities
Repayments of long-term debt ............          (34)      (37)
Issuance of long-term debt...............           22         8
Proceeds of Issuance of Common Stock.....        2,887         -
Proceeds of debt sharing
  agreement - net........................            -       475
Transfers from (to) AT&T (Note 3)........          232      (238)
Increase in short-term
  borrowings - net.......................           47        57
Net cash provided by
  financing activities...................        3,154       265

See Notes to Consolidated Financial Statements.
                                    (CONT'D)



       6                                         Form 10-Q - Part I

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                   For the Six
                                                  Months Ended
                                                     June 30,
                                                  1996      1995

Effect of exchange rate
  changes on cash........................          (10)       13

Net increase (decrease) in cash and
  cash equivalents.......................        1,703      (179)

Cash and cash equivalents
  at beginning of year...................          448       580

Cash and cash equivalents
  at end of period.......................      $ 2,151   $   401


















See Notes to Consolidated Financial Statements.



       7                                           Form 10-Q - Part I

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

1.    BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

On September 20, 1995, AT&T Corp. ("AT&T") announced its intention to create a separate company comprised of the AT&T businesses and operations that now comprise Lucent Technologies Inc. ("Lucent" or the "Company") and the associated assets and liabilities of those businesses and operations, including Bell Laboratories (the "Separation"). Lucent was incorporated on November 29, 1995 with 1,000 shares of Lucent common stock ("Common Stock"), authorized and outstanding, all of which were owned by AT&T. On April 2, 1996, AT&T obtained an additional 524,623,894 shares of Common Stock, and on April 10, 1996, Lucent issued 112,037,037 shares in the Initial Public Offering ("IPO") for $27 per share less underwriting discounts and commissions of $1.05 per share. The consolidated financial statements for 1996 reflect the assets and liabilities related to Lucent's operations, including the IPO proceeds and the impact of AT&T's retention of approximately $2,000 in customer accounts receivable. In addition, employee benefit assets are being held by AT&T or employee benefit trusts, subject to agreements to transfer these assets to Lucent or trusts established by Lucent following the distribution of Lucent shares to AT&T stockholders.

In July 1996, AT&T announced that on September 30, 1996, it will distribute the Lucent shares it owns to AT&T stockholders of record as of September 17, 1996.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Lucent pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown.

The consolidated financial statements presented for the three and six month periods ending June 30, 1995 reflect the results of operations and changes in cash flows of the businesses transferred to Lucent in 1996 from AT&T as if Lucent were a separate entity. The consolidated financial statements for 1995 have been prepared using the historical results of operations and historical basis of the assets and liabilities of these businesses. Additionally, the consolidated financial statements of Lucent include the allocation of certain AT&T



       8                                           Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

corporate headquarters assets, liabilities and expenses relating to the Lucent businesses that were transferred to Lucent from AT&T. Management believes these allocations are reasonable. All intercompany transactions and balances between the Lucent businesses have been eliminated.

Lucent began accumulating retained earnings on February 1, 1996, the date on which AT&T began transferring to Lucent the assets and liabilities relating to Lucent's operations.

The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Current Report on Form 8-K dated April 4, 1996, and the unaudited consolidated financial statements and notes thereto included in the Company's Quarterly Report on Form 10-Q for the period ending March 31, 1996.

EARNINGS(LOSS) PER COMMON SHARE

For the three and six month periods ending June 30, 1996, net earnings(loss) per common share were calculated by dividing the three month net income of $72 million and six month net loss of $31 million by the weighted average shares that were outstanding during the respective periods. Included in the calculation of the weighted average shares outstanding is the retroactive recognition to January 1, 1996 of the 524,623,894 shares obtained by AT&T on April 2, 1996.

Replacement stock options and awards will be effective as of October 1, 1996. The number of replacement stock options and awards are unavailable at this time, but their impact may be dilutive in calculating earnings per share in future periods.



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

CONTRACTS IN PROCESS

Contracts in process is composed of unbilled costs and recognized earnings and losses on long-term construction type contracts, net of contract billings.
Estimated earnings are accumulated in contracts in process by using the percentage of completion method of accounting (either using a units of delivery or a cost to cost methodology) for revenue recognition. Revisions of profit and loss estimates are reflected in the period in which the facts that require the revision to the estimate become known.

3.   SUPPLEMENTARY BALANCE SHEET AND CASH FLOW INFORMATION

Inventories at June 30, 1996 and December 31, 1995 were as follows:
                                       June 30,   December 31,
                                         1996          1995

     Completed goods ...............   $2,047        $1,673
     Work in process and
       raw materials................    1,384         1,178
     Total inventories .............   $3,431        $2,851

The statement of cash flows for the period ending June 30, 1996 excludes $2,000 of customer accounts receivable retained by AT&T. This transaction has not been reflected on the statement of cash flows because it was a noncash event resulting in a reduction to both accounts receivable and transfers from/to AT&T.



       10                                          Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

4.   DEBT SHARING AGREEMENT

Lucent's 1995 consolidated financial statements include an allocation of AT&T's consolidated debt and related interest expense. The allocation was based on the capital structure of Lucent anticipated at the IPO closing date of April 10, 1996 ("Closing Date"). For 1995, an allocation methodology was used to reflect the capital structure through each historic period presented based on cash flows for those periods.

At December 31, 1995, there was $3,842 outstanding under the Debt Sharing Agreement between Lucent and AT&T. This amount was classified as short-term since Lucent replaced substantially all the outstanding amounts under such Debt Sharing Agreements with commercial paper issued by AT&T and assumed by Lucent on the IPO Closing Date. On July 22, 1996, Lucent issued $1,500 of long-term debt to pay down a portion of its commercial paper which was reflected on the balance sheet as of June 30, 1996. The amount of the commercial paper repaid with the net proceeds from this issuance has been reflected as long-term debt. Lucent expects that, over time, it may replace all or part of the outstanding commercial paper with short-or long-term borrowings, as market conditions permit. The amount, timing and pricing of such debt issues are uncertain.

5.   STOCKHOLDERS' EQUITY
      Changes in total stockholders' equity reflect the retention by AT&T of $2,000 in customer accounts receivable, the IPO proceeds, Lucent's year-to-date net loss, net transfers from AT&T, dividends declared and adjustments for foreign currency translation.
6.   TRANSACTIONS WITH AT&T

For the quarters ending June 30, 1996 and 1995, Lucent recorded $561 and $424, respectively, of revenues from AT&T. For the six months ending June 30, 1996 and 1995, Lucent recorded $1,172 and $792, respectively, of revenues from AT&T.

At June 30, 1996 and December 31, 1995, receivables from AT&T amounted to $616 and $291, respectively.

At June 30, 1996 and December 31, 1995, payables to AT&T amounted to $358 and $25, respectively.



       11                                          Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

At June 30, 1996, other current liabilities included a prepayment by AT&T of $500 million to be applied to AT&T's purchases that are due and payable on or after January 1, 1997 for products, licensed materials and services from Lucent.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site which ranges from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in



       12                                          Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

Lucent's consolidated financial statements in respect to environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on the financial condition of Lucent or Lucent's results of operations or cash flows. Any amounts of environmental costs that may be incurred in excess of those provided for at June 30, 1996 cannot be determined.

One of Lucent's multi-year contracts is with Pacific Bell for the provision of a broadband network based on hybrid fiber-coaxial cable technology. In July 1996, Lucent and Pacific Bell agreed to modify the terms of the contract so as to resolve outstanding issues and potential claims which may have arisen due to implementation difficulties and cost overruns under the contract. Lucent's financial statements include reserves to reflect these agreed to modifications. Lucent will continue to assess the adequacy of these reserves.

8.   SUBSEQUENT EVENTS

On July 17, 1996, Lucent's board of directors voted to change the Company's fiscal accounting year to begin October 1 and end September 30. As a result of the action, Lucent's 1996 fiscal year will end on September 30, 1996.



       13                                        Form 10-Q - Part I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Prior to February 1, 1996, AT&T conducted the Company's businesses through various divisions and subsidiaries. On February 1, 1996, AT&T began effectuating the Separation by transferring to the Company the assets and liabilities related to such businesses, except that AT&T retained accounts receivable having a face amount of approximately $2,000 million. The Separation was substantially completed, including the transfer of substantially all the assets and liabilities, by the IPO Closing Date. The transfer of certain international assets which are not material to Lucent in the aggregate is pending subject to receipt of consents or approvals or satisfaction of other applicable foreign requirements. Lucent's financial statements reflect the consummation of all such transactions. In addition, employee benefit assets are being held by AT&T or AT&T employee benefit trusts, subject to agreements to transfer these assets to Lucent or trusts established by Lucent following the Distribution. After the completion of the IPO, AT&T owned approximately 82.4% of the outstanding shares of Common Stock.

In July 1996, AT&T announced that on September 30, 1996, it will distribute the Lucent shares it owns to AT&T stockholders of record as of September 17, 1996.

The 1995 consolidated financial statements of Lucent reflect the results of operations, financial position and cash flows of the businesses transferred to Lucent from AT&T in the Separation. As a result, the 1995 consolidated financial statements of Lucent have been carved out from the financial statements of AT&T using the historical results of operations and historical basis of the assets and liabilities of such businesses. Additionally, the consolidated financial statements of Lucent include certain assets, liabilities, revenues and expenses which were not historically recorded at the level of, but are primarily associated with, such businesses. Management believes the assumptions underlying Lucent's financial statements are reasonable.



       14                                         Form 10-Q - Part I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

There are a number of factors that contribute to variability in Lucent's business. This variability can produce wide fluctuations in revenues and earnings quarter to quarter, and in some cases year to year. Variability is not a new trend and Lucent expects it to continue, and possibly intensify. Notwithstanding this variability, Lucent has increased both revenues and earnings (absent restructuring and other charges) on an annual basis through 1995. The factors contributing to variability include seasonality, multi-year contracts and associated revenue recognition. See also RESULTS OF OPERATIONS below with respect to the three and six month periods ending June 30, 1996.

Lucent's sales are highly seasonal. Most of Lucent's large customers delay a large and growing percentage of their capital expenditures until the fourth quarter of the calendar year. Lucent has placed an increased focus on the completion of software releases by mid-year to allow for commercial availability and delivery in the fourth quarter. These software releases require significant research and development expenditures early in the year, with minimal offsetting revenues, but are key contributors to Lucent's profits during the fourth quarter. Additionally, sales of consumer products in the retail markets are generally stronger in the fourth quarter, corresponding to holiday buying.

As a result of growing competitive pressures among network operators (which have led to an increasing emphasis on return on investment and the budgeting process), along with the increasing prominence of software as a percentage of Lucent's revenues, the trend toward seasonality has been increasing.

Lucent's revenues and net income have been strongest in the fourth calendar quarter of each year, representing 34.7% and 31.7% of consolidated revenues and 84.7% (before restructuring and other charges) and 83.6% of net income in 1995 and 1994, respectively. Consequently, Lucent's results of operations for the first three quarters of each year have in the aggregate been significantly less profitable than the fourth quarter and Lucent has frequently experienced net losses in the first quarter.

On July 17, 1996, Lucent's board of directors voted to change the Company's fiscal accounting year to begin October 1 and end September 30. As a result of the action, Lucent's 1996 fiscal year will end on September 30, 1996. As noted above, historically Lucent's business



       15                                         Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

has been highly seasonal, with revenue and net income concentrated in the fourth quarter of the calendar year. This change will position Lucent's traditionally highest revenue quarter at the beginning of its fiscal year rather than the end.

In recent years, the purchasing behavior of Lucent's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend is expected to intensify, and contributes to the variability of Lucent's results. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other Lucent resources, and in general require investments which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent acceptance criteria, which can also cause revenue recognition delays. Certain multi-year contracts may relate to new technologies which may not have been previously deployed on a large-scale commercial basis. Lucent may incur significant initial cost overruns and losses on such contracts which would be recognized in the quarter in which they became ascertainable. Further, profit estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one quarter.

Revenue recognition for work on multi-year contracts is based upon the specific terms and conditions of each contract which may vary markedly. Therefore, the amount of purchases actually contracted for or deployed in a period may differ substantially from the revenues realized for the same period.

Lucent reported second quarter net income of $72 million, or $0.11 per share. The year-ago quarterly net income was $159 million, or $0.25 per share on a pro forma basis. For the six-month period, Lucent reported a net loss of $31 million, or $0.05 per share compared with net income of $137 million, or $0.22 per share on a pro forma basis in 1995. The calculations of the earnings(loss) per share on a pro forma basis assumed that all 636,661,931 of common shares were outstanding since January 1, 1995.

Operating income decreased $207 million and 4.2% as a percent of revenues in the quarter compared with the same quarter in 1995. For the six-month period, operating income decreased $330 million and 3.6% as a percent of revenues compared with the same period in 1995. The decreases were largely due to lower gross margins and increases in operating expenses in the quarter and year-to-date periods of 1996.



       16                                          Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995

Total revenues increased to $5,364 million, or 5.5% in the second quarter of 1996 compared with the second quarter of 1995, primarily due to gains in sales from Systems for Network Operators, Microelectronic Products and Business Communications Systems. The overall revenue growth was partially offset by the continued decline in revenue from Consumer Products. Revenue growth continued to be generated both from sales in the United States and internationally (including exports).

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the three months ended June 30, 1996 and 1995:

                                                      Three Months
                                                          Ended
                                                         June 30,
  Dollars in Millions                       --------------------------------
                                                 1996          1995
                                               -------       -------
Systems for Network Operators........          $2,969   55%   $2,565   50%
Business Communications Systems......           1,340   25     1,245   25
Microelectronic Products.............             605   11       451    9
Consumer Products....................             274    5       400    8
Other Systems and Products...........             176    4       422    8
Total................................          $5,364  100%   $5,083  100%

Revenues from Systems for Network Operators increased $404 million, or 15.8% in 1996 compared with the same quarter in 1995. The increase was driven by higher sales of switching, transmission, fiber-optic cable products and professional services. Demand for those products was driven by second line subscriber growth and customer demand for continued network upgrades. The revenue growth was partially offset by decreased sales of traditional cellular infrastructure systems. While shipments of personal communications service ("PCS") infrastructure systems rose over the year-ago quarter, revenues from digital PCS contracts often cannot be recognized until substantial completion of installation and system turnup. Lucent expects to recognize revenue related to its PCS contracts in subsequent quarters.



       17                                          Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Sales from Systems for Network Operators in the United States increased by approximately 9% and international revenues increased approximately 38% compared with the same quarter in 1995. The revenue increase in the United States was led by sales to AT&T and the Regional Bell Operating Companies, partially offset by a revenue decrease of approximately $100 million as a result of Lucent's exit from the copper cable business in 1995. The international revenue growth was driven by increased sales of infrastructure systems and services in all international regions. In addition, this revenue increase includes approximately $140 million in revenue resulting from the acquisition of Philips Electronics NV ("Philips"). International revenues represented about 29% of revenues from Systems for Network Operators in the second quarter of 1996 compared with 24% in same quarter in 1995.

During the first quarter of 1996, Lucent was awarded a contract from Sprint Spectrum Holdings LP ("SSLP") to supply equipment and services for approximately 60% of SSLP's market areas for its nationwide PCS wireless network over a five-year period. This contract is subject to, among other things, Lucent providing (or guaranteeing) long-term financing to SSLP for its purchase of equipment and services from Lucent. Lucent and SSLP are negotiating final terms and conditions under which Lucent would provide (or guarantee) long-term financing of up to approximately $1,800 million in principal amount available over the five-year period, subject to a final contract with mutually satisfactory terms.

Revenues from Business Communications Systems increased $95 million, or 7.6% compared with the same quarter in 1995. This increase was primarily due to higher sales in the United States and internationally, partially offset by the continued erosion of the rental base. The revenue growth in the United States was led by sales of DEFINITY(R) products, SYSTIMAX(R)structured wiring system and INTUITY(TM) voice messaging products as well as higher revenue from Call Centers and maintenance contracts. International revenues increased by 17.1%, largely due to growth in the Europe/Middle East/Africa and Asia/Pacific regions.

- --------------------------------------
(R)  Registered trademark of Lucent
(TM) Trademark of Lucent



       18                                          Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Sales of Microelectronic Products increased $154 million, or 34.1% compared with the same quarter in 1995 due to higher sales of digital signal processors ("DSPs") and application specific integrated circuits ("ASICs") to original equipment manufacturers ("OEMs"), both internationally and in the United States. Domestic revenues increased approximately 32% compared to the same quarter in 1995, led by sales to OEMs. International revenues increased approximately 36%. The growth in international revenues was driven by continued strength of DSPs and ASICs sales in the Asia/Pacific region. International revenues represented approximately 48% of the Microelectronic Products sales in the second quarter of 1996.

Revenues from Consumer Products sales decreased $126 million, or 31.5% compared with the same quarter in 1995. The decline in revenues was primarily due to the decrease in product sales related to the closing of the Phone Center Stores, the discontinuance of unprofitable product lines and the decrease in phone rentals. Consumer Products will continue to distribute its products through retail outlets of resellers.

Revenues from sales of Other Systems and Products decreased $246 million, or 58.3% compared with the same quarter in 1995. These revenues include sales from the data communications unit as well as custom manufacturing systems.

Additionally,  Lucent  recorded  higher  second  quarter 1995  revenues in Other
Systems and Products category due, in part, to a reclassification of first quarter 1995 intellectual property revenue into the second quarter of 1995. Previously, intellectual property revenue was classified as Other Income.

Total costs increased $362 million, or 12.8% in 1996 compared with the same quarter in 1995 due, in part, to the integration and consolidation of the Philips businesses acquired and changes in the mix of products sold. As a percentage of revenue, gross margin declined to 40.5% from 44.3% in the year-ago quarter. This gross margin decline was due to changes in the mix of revenues, erosion of high margin rental revenues and the Philips acquisition. The revenue mix reflected a higher proportion of hardware sales and a higher



       19                                          Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

proportion of revenues from contracts accounted for on a percentage of completion basis ("POC"). Under POC accounting, direct contract expenditures, including research and development, are accounted for as costs and not operating expenses.

OPERATING EXPENSES - THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995

Selling, general and administrative expenses increased $113 million, or 8.3% compared with the same quarter in 1995. The increase in the second quarter includes approximately $55 million due to continued expenditures associated with the start-up of a new company including advertising and creating a new information systems infrastructure. In addition, a significant amount of the remainder of the increase was associated with the acquisition of Philips.

Selling, general and administrative expenses were 27.4% as a percentage of revenues in the second quarter of 1996 compared with 26.7% as a percentage of revenues in the second quarter of 1995.

Research and development expenses increased $13 million, or 2.3% compared with the same quarter in 1995. Research and development expenses represented 10.7% as a percentage of revenues in the second quarter of 1996 compared with 11.0% as a percentage of revenues in the second quarter of 1995.

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995

Other income -- net increased $52 million in the second quarter of 1996 compared with the same quarter in 1995.

Interest expense in the second quarter of 1996 decreased $7 million compared with the same quarter in 1995, primarily as a result of lower interest rates due to the change in debt structure.

The effective income tax rate of 39.0% in the second quarter of 1996 decreased from 40.2% in the same quarter of 1995, primarily due to the tax impact resulting from foreign earnings.



       20                                          Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX
MONTHS ENDED JUNE 30, 1995

Total revenues increased to $9,941 million, or 7.6% in the six-month period of 1996 compared with the same period in 1995, primarily due to gains in sales from Systems for Network Operators, Microelectronic Products and Business Communications Systems. The overall revenue growth was partially offset by the continued decline in revenue from Consumer Products. Revenue growth continued to be generated both from sales in the United States and internationally (including exports).

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the six months ended June 30, 1996 and 1995:

                                                        Six Months
                                                          Ended
                                                         June 30,
Dollars in Millions                            ------------------------------
                                                   1996              1995
                                                ---------         ----------
Systems for Network Operators........           $5,345    54%    $4,597    50%
Business Communications Systems......            2,486    25      2,373    26
Microelectronic Products.............            1,125    11        865     9
Consumer Products....................              569     6        754     8
Other Systems and Products...........              416     4        653     7
Total................................           $9,941   100%    $9,242   100%

Revenues from Systems for Network Operators increased $748 million, or 16.3% in 1996 compared with the same six-month period in 1995. The increase was driven by higher sales of switching, transmission, fiber-optic cable products and professional services. The revenue growth was partially offset by decreased sales of traditional cellular infrastructure systems. While shipments of PCS infrastructure systems rose over the year-ago period, revenues from digital PCS contracts often cannot be recognized until substantial completion of installation and system turnup.

Sales from Systems for Network Operators in the United States increased by approximately 11% and international revenues increased approximately 35% compared with the same six-month period in 1995. The revenue increase in the United States was led by sales to AT&T and the Regional Bell Operating Companies, partially offset by a revenue decrease of approximately $190 million as a result of Lucent's exit from the copper cable business in 1995.



       21                                          Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

International revenues represented about 26% of revenues from Systems for Network Operators for the first six months of 1996 compared with about 23% in same period of 1995. International revenue growth continues to be driven by sales of infrastructure systems and services and the revenue resulting from the acquisition of Philips.

Revenues from Business Communications Systems increased $113 million, or 4.8% compared with the same six-month period in 1995, primarily due to higher sales in the United States and internationally, partially offset by the continued erosion of the rental base. The revenue growth in the United States was driven by increased service revenue due to higher product sales and growth in maintenance contracts. International revenues increased by about 15%, largely due to growth in the Europe/Middle East/Africa and Asia/Pacific regions.

Sales of Microelectronic Products increased $260 million, or 30.1% compared with the same six-month period in 1995 due to higher sales of DSPs and ASICs to original equipment manufacturers both internationally and in the United States. International revenues increased approximately 42%. The growth in international revenues was driven by continued strength of sales in the Asia/Pacific market. International revenues represented approximately 50% of the Microelectronic Products sales in the first six months of 1996.

Revenues from Consumer Products sales decreased $185 million, or 24.5% compared with the same six-month period in 1995. The decline in revenues was primarily due to the expected continuing decline in the customer base for rental revenues for telephones and declines in product sales related to the closing of the Phone Center Stores. Consumer Products will continue to distribute its products through retail outlets of resellers.

Revenues from sales of Other Systems and Products decreased $237 million, or 36.3% compared with the same six-month period in 1995. The decrease was due in part to lower revenues from the data communications unit as well as customer manufacturing systems.



       22                                          Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Total costs increased $806 million, or 15.7% in 1996 compared with the same six-month period in 1995 due to higher sales volumes and in part to the integration and consolidation of the Philips businesses acquired. As a percentage of revenue, gross margin declined to 40.2% from 44.4% in the year-ago period. This gross margin decline was due to changes in the mix of revenues, erosion of high margin rental revenues and the Philips acquisition. The revenue mix continued to reflect a higher proportion of hardware sales and a higher proportion of revenues from contracts accounted for on a POC basis.

OPERATING EXPENSES - SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

Selling, general and administrative expenses increased $199 million, or 7.6% compared with the same period in 1995. The increase for the first six months of 1996 includes approximately $95 million due to continued expenditures associated with the start-up of a new company including advertising and creating a new information systems infrastructure. In addition, a significant amount of the remainder of the increase was associated with the acquisition of Philips. Selling, general and administrative expenses were 28.3% as a percentage of revenues in the first six months of 1996 and 1995.

Research and development expenses increased $24 million, or 2.1% compared with the same six-month period in 1995. Research and development expenses represented 11.6% as a percentage of revenues in the first six months of 1996 compared with 12.2% as a percentage of revenues in the same year-ago period.

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995

Other income -- net increased $38 million compared with the same period in 1995.

Interest expense in the second quarter of 1996 decreased $12 million compared with the same period in 1995, primarily as a result of lower interest rates associated with the change in debt structure.

The effective income tax rate of 39.2% for the six-month period of 1996 decreased from 40.2% in the same period of 1995, primarily due to the tax impact resulting from foreign earnings.



       23                                          Form 10-Q - Part I

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets increased $2,210 million, or 11.2%, from year-end 1995. The increase was primarily due to the increase of cash and cash equivalents, largely as a result from the cash generated from Lucent's initial public offering and higher inventories. These increases were partially offset by a decline in accounts receivable. In comparison, year-end accounts receivable are historically at their highest levels and inventory levels are historically at their lowest.

Working capital, defined as current assets less current liabilities, increased $2,714 million from year-end primarily resulting from the cash generated from the initial public offering and the repayment of commercial paper with the net proceeds from the issuance of long-term debt. The increase was partially offset by the retention of $2,000 million of customer accounts receivable by AT&T. (See also Note 3.)

Prepaid pension costs are increasing as returns on pension plan assets exceed pension benefits earned and the interest cost on the projected benefit obligation during the period.

The decrease in payroll and benefit-related liabilities reflects the annual payment of year-end bonuses in the first quarter of 1996.

The increase in stockholders' equity was primarily due to the receipt of proceeds from the IPO offset by the retention by AT&T of $2,000 million of customer accounts receivables. (See also Notes 3 and 5.)

Lucent filed a registration statement on Form S-3, which became effective on April 3, 1996 to register the offering from time to time of up to $3,500 million of long-term debt. On July 22, 1996, Lucent issued $1,500 million of long-term debt to pay down a portion of its commercial paper. Lucent expects that, over time, it may replace all or part of the outstanding commercial paper with short-or long-term borrowings, as market conditions permit. Future financing is contemplated to be arranged as necessary to meet Lucent's requirements with the timing, amount and form of issue depending on Lucent's needs and prevailing market and general economic conditions. Lucent anticipates that borrowings under its working capital facility, the issuance of additional commercial paper, cash generated from operations and short- and long-term debt financings will be available to satisfy its future cash requirements, although there can be no assurance.



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

By their nature all such instruments involve risk including the credit risk of nonperformance by counterparties, and Lucent's maximum potential loss may exceed the amount recognized in Lucent's balance sheet. However, at June 30, 1996, in management's opinion, there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments. Lucent controls its exposure to credit risk through credit approvals, credit limits and monitoring procedures. Lucent does not have any significant exposure to any individual customer or counterparty, nor does Lucent have any major concentration of credit risk related to any financial instrument.

CASH FLOWS

Cash flows used in operating activities increased compared with the same period in 1995 due to AT&T's retention of customer accounts receivable partially offset by the effect of a prepayment by AT&T.
(See also Note 3.)

Cash payments of $312 million were made for the first six months of 1996 related to the fourth quarter of 1995 restructuring and other charges of $2,801 before taxes. Of such total charges, $1,788 million, less the $312 million, will result in future cash payments. Of the 23,000 positions that Lucent announced it would downsize and that are included in the fourth quarter of 1995 restructuring charges, approximately 6,000 people have left the payroll as of June 30, 1996.

The growth in cash flow used in investing activities was largely the result of the Philips acquisition and higher capital expenditures compared with the same period in 1995. Capital expenditures, the largest component, were $562 million and $449 million for the six-month periods ending June 30, 1996 and 1995, respectively. Capital expenditures generally relate to expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity, and expenditures for cost reduction efforts and international growth.



       25                                          Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Cash flows provided by financing activities increased primarily due to the proceeds from the IPO in 1996 compared with the same period in 1995.

In 1995, Lucent relied on AT&T to provide financing for its operations. The cash flows from financing activities in 1995 principally reflect changes in the Company's assumed capital structure. These cash flows are not necessarily indicative of the cash flows that would have resulted if the Company were a stand-alone entity.

The ratio of total debt to total capital (debt plus equity) was 62.7% at June 30, 1996 compared to 63.3% on a pro forma basis at December 31, 1995.

OTHER

On July 26, 1996, Lucent signed a long-term contract turning over a significant portion of the day-to-day operations and management of its information technology and production application work to ISSC, an IBM subsidiary. Implementation of the multi-year contract became financially effective July 1, 1996. This outsourcing contract covers work such as operation of Lucent's mainframe data centers, computer maintenance and installation, desktop computer support (including help desk functions), most production system applications maintenance and some applications development.

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



       26                                          Form 10-Q - Part I

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

RECENT PRONOUNCEMENTS

In 1996, Lucent adopted Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation". This standard establishes a fair value method for accounting for stock-based compensation plans either through recognition or disclosure. The standard is effective for financial statements for fiscal years beginning after December 15, 1995. For Lucent, this means the standard is effective for 1996. Lucent adopted the disclosure method under this standard and will disclose in its financial statements for the fiscal year ending September 30, 1996, the pro forma net income and earnings per share amounts assuming the fair value method was effective. The adoption of this standard will not impact Lucent's consolidated results of operations, financial position or cash flows.

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This standard provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. For Lucent, this standard will be effective in the second quarter of the new fiscal year 1997. The adoption of this standard will not impact Lucent's consolidated results of operations, financial position or cash flows.



       27                                          Form 10-Q - Part II

                      Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit Number

     12   Computation of Ratio of Earnings to Fixed Charges

     27   Financial Data Schedule

(b)  Reports on Form 8-K:

     Form 8-K dated July 18, 1996 was filed  pursuant to Item 5 (Other  Events),
     Item 7 (Financial  Statements  and  Exhibits)  and Item 8 (Change in Fiscal
     Year).



       28                                      Form 10-Q




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Lucent Technologies Inc.









Date August 8, 1996                     James S. Lusk
                                  Vice President and Controller
                                 (Principal Accounting Officer)



       29                                                  Form 10-Q


                                Exhibit Index

Exhibit
Number

 12                             Computation of Ratio of Earnings to
                                Fixed Charges

 27                             Financial Data Schedule