Form 10-K
period 1996-09-30
LUCENT TECHNOLOGIES INC
filed 1996-12-30
CIK 1006240

               AS FILED ELECTRONICALLY WITH THE SEC ON 12/30/96.

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

             ( )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For The Fiscal Year Ended ______________________

                                       OR

           (X)  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

      For The Transition Period From January 1, 1996 to September 30, 1996

                       Commission File Number 001-11639

                            LUCENT TECHNOLOGIES INC.
           A DELAWARE                                 I.R.S. EMPLOYER
           CORPORATION                                NO. 22-3408857

              600 Mountain Avenue, Murray Hill, New Jersey  07974

                         Telephone Number 908-582-8500

Securities registered pursuant to Section 12(b) of the Act:  See attached
                                                             SCHEDULE A.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes....x.... No........

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

At November 30, 1996, the aggregate market value of the voting stock held by non-affiliates was approximately $32,650,000,000.

At November 30, 1996, 637,131,272 common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

      (1) Portions of the registrant's annual report to security holders for the fiscal year (transition period) ended September 30, 1996 (Part II)

      (2) Portions of the registrant's definitive proxy statement dated December 30, 1996, issued in connection with the annual meeting of shareholders (Part III)

                                  SCHEDULE A

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of each exchange on
         Title of each class                         which registered

Common Stock                                    New York Stock Exchange
  (Par Value $.01 Per Share)

6.90% Notes due July 15, 2001                   New York Stock Exchange

7.25% Notes due July 15, 2006                   New York Stock Exchange

                               TABLE OF CONTENTS


                                    PART I

Item                             Description                           Page

 1.  Business ........................................................   1

 2.  Properties ......................................................  18
 3.  Legal Proceedings ...............................................  18
 4.  Submission of Matters to a Vote of Security-Holders .............  19


                                    PART II

                                  Description

 5.  Market for Registrant's Common Equity and Related Stockholder
       Matters ....................................................... 20
 6.  Selected Financial Data ......................................... 20
 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations ......................................... 20
 8.  Financial Statements and Supplementary Data ..................... 20
 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...................................... 20

                                   PART III

                                  Description

10.  Directors and Executive Officers of the Registrant .............. 20
11.  Executive Compensation .......................................... 20
12.  Security Ownership of Certain Beneficial Owners and Management .. 20
13.  Certain Relationships and Related Transactions .................. 20

                                    PART IV

                                  Description

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K. 20

See page 19 for "Executive Officers of the Registrant."

This Report contains trademarks, service marks and registered marks of the Company and its subsidiaries, and other companies, as indicated.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

   Lucent Technologies Inc. ("Lucent" or the "Company") was incorporated in Delaware in November 1995. The Company has its principal executive offices at 600 Mountain Avenue, Murray Hill, New Jersey 07974 (telephone number 908-582-8500). Prior to February 1, 1996, AT&T Corp. ("AT&T") conducted the Company's business through various divisions and subsidiaries.

   The Company was formed following the announcement in September 1995 by AT&T of its intention to create a separate company comprised of the AT&T systems and technology businesses and operations. On February 1, 1996, AT&T began executing its decision to separate the Company into a stand-alone company (the "Separation") by transferring assets and liabilities to the Company. On April 10, 1996 the Company issued 112,037,037 shares of its Common Stock in an Initial Public Offering ("IPO"), and on September 30, 1996, AT&T distributed all of its shares in the Company to AT&T shareholders of record as of September 17, 1996. As used herein, references to the "Company" or "Lucent" include the historical operating results and activities of the business and operations which comprise the Company as of the date hereof.

   On July 17, 1996, the Company's Board of Directors voted to change the Company's fiscal year from a calendar year to a year beginning October 1st and ending September 30th. Accordingly, unless the context otherwise requires, references herein to the "year 1996," "fiscal 1996," "this year," "1996," or similar terms mean the nine-month period January 1, 1996 through September 30, 1996.

   The Company is one of the world's leading designers, developers and manufacturers of telecommunications systems, software and products. The Company is a global market leader in the sale of public telecommunications systems, and is a supplier of systems or software to most of the world's largest network operators. The Company is also a global market leader in the sale of business communications systems and in the sale of microelectronic components for communications applications to manufacturers of communications systems and computers. Further, the Company is the largest supplier in the United States of telecommunications products for consumers. In addition, the Company has provided engineering, installation, maintenance or operations support services to over 250 network operators in 75 countries. The Company's research and development activities are conducted through Bell Laboratories ("Bell Labs"), which consists of approximately three-quarters of the total resources of AT&T's former Bell Laboratories division, one of the world's foremost industrial research and development organizations.

SYSTEMS FOR NETWORK OPERATORS

   The Company designs, develops, manufactures and services systems and software which enable network operators to provide wireline and wireless local, long distance and international voice, data and video services and cable television service. The Company's networks, which include switching, transmission and cable systems, are packaged and customized with application software, operations support systems and associated professional services.

Systems and Services

   Telecommunications Networking Systems. The Company designs, develops, manufactures and services advanced telecommunications networking systems, which include equipment, software and associated professional services. These systems connect, route, manage and store voice, data and video in any combination, and are used for: wireline access; local and long distance switching; intelligent network services and signaling; wireless communications, including both cellular and personal communications services ("PCS"); and high-speed, broadband multifunctional communications.

   The Company supplies each of the five broad elements that comprise telecommunications networks: switching systems, which route information through the network; transmission systems, which provide the communications path through the network that carries information between points in the network; operation support systems, which enable service providers to manage the work flow, planning, surveillance, management, provisioning and continuous testing of their networks; intelligent network/application software, which enables service providers to offer a broad array of enhanced and differentiated services; and cable systems, which provide the transport media between points in a network. These systems collectively comprise the infrastructure that enables telecommunications network operators to provide traditional narrowband voice and data services and that enables both new and traditional network operators to offer broadband multifunctional services.

   The Company has a wireline local access installed base (the number of access lines serviced by switches manufactured by the Company) of approximately 110 million lines. The Company's primary switching products are the 5ESS(R) switch for local and long distance switching and international gateways, and the 4ESS(TM) Digital Switch (the "4ESS switch") for long distance and international switching.

   The 5ESS switch is used throughout the world to provide a combination of network applications, including local and long distance switching and international gateways, operator services, network signaling, intelligent networking and wireless switching. As of September 1995, the 5ESS switch, with the Company's 5E10 software, has enabled network operators to offer simultaneous wireline and wireless, local, long distance and international services as well as any combination of voice, data and video.

   The 4ESS switch, which was developed for and is primarily deployed in AT&T's network, is used to provide domestic and international long distance switching. The 4ESS switch can handle over 775,000 peak hour calls.

   The Company designs, develops, manufactures and services a broad range of transmission access and transport systems. Network operators use these systems to transport any combination of voice, data and video between subscribers and the central office or between points within a network engaged in local, national or international communications.

   World standards for transmission systems have undergone rapid technological change in recent years. The new standards, known as Synchronous Optical Network ("SONET") in North America and SDH in other markets, maximize transmission capability and simplify network management for network operators. The Company markets systems supporting both standards.

   The Company offers a broad line of transmission access systems for the provision of a wide range of services, including traditional telecommunications service and broadband multifunctional services. Transmission access systems transport information between the subscriber and the central office. The Company's products include SLC(R)-2000, a hybrid fiber/copper pair system, which extends fiber-based optical transmission into the local loop. The Company's products also include the SDV-2000, a switched digital video system which extends fiber to the curb, and ASOS, which enables network operators to manage the work flow, planning, surveillance, provisioning and continuous testing of their multifunctional networks.

   The Company's transmission transport systems are utilized for high capacity communications between points within a communications network. These products are primarily digital and provide for the movement of any combination of voice, data, and video across fiber, coaxial and microwave based media. The Company's products include fiber transport systems (FT 2000), digital multiplexer systems (DDM 2000) and the digital access and cross connect systems (DACS family of products).

   The Company's operation support systems enhance a network operator's ability to activate, manage and maintain its networks. These systems continuously monitor network performance and activity level, and allow for rapid trouble identification, load balancing and planning for network utilization. The Company's systems support the efforts of network operators to reduce operating costs and minimize labor by automating labor intensive tasks.

   The Company's network management systems offer a broad array of modular software, including element managers designed for traditional telephony, video and wireless; network managers that monitor, test and optimize the utilization of a network; service managers that manage work flow; and business managers that include customer service systems. For example, the Company's NetMinder system is an advanced network management routing system that mitigates network congestion through efficient call routing and completion.

   The Company's A-I-NET(R) intelligent network products enable network operators to offer new services that can be created, deployed or managed by themselves, the Company, or third parties. Services created with A-I-NET products include toll free calling (800 and 888 service in the United States), call forwarding, call waiting, voice dialing and messaging.

   The Company has introduced products to address the growing demand for emerging broadband multifunctional services which permit the simultaneous transmission of any combination of voice, data and video, such as its high capacity Asynchronous Transfer Mode ("ATM") switching product, the GLOBEVIEW(R)-2000 Broadband System.

   In addition, the Company designs, develops, manufactures and services cable systems, which include optical fiber, fiber optic cable, electronic wire and cable and apparatus for both fiber and copper cable systems. The Company's cable systems are used to connect various devices in a network and terminal devices to public and private networks. These cable systems are deployed for outside plant and central office wiring, and for traditional telephony, cable television, wireless networks and broadband applications.

   The Company also supplies fiber optic cable systems, high strength, high performance fiber for underseas cablers and outside plant turnkey systems, which are generally large capital projects in emerging markets for the engineering and construction of telecommunications infrastructure. The Company's TRUEWAVE(TM) optical fiber enables network operators to reduce their costs by increasing the distance between optical amplifiers.

   Wireless Network Systems. The Company designs, develops, manufactures and services wireless network infrastructure systems, which include the 5ESS switch, base stations, wireless network software and operation support systems. These systems provide network operators with the capability to offer a wide range of cellular and other wireless communications services, including PCS, wireless data and fixed wireless access.

   The Company's wireless systems are in operation in nine of the top ten United States Metropolitan Statistical Areas. The Company's primary wireless system is the AUTOPLEX(R) System 1000 product family, which includes the high capacity Series II base station. The base station contains the radio transceiver that establishes wireless communications with a mobile telephone. Base stations are arranged geographically so that mobile customers can be "handed off" seamlessly from one base station to the next as they travel. The network intelligence to accomplish this is housed in the Company's Mobile Switching Center, which includes the 5ESS switch and which connects the base stations to the public telephone network. The Company also offers base stations for start-up applications and smaller markets, a minicell product for rural and international markets and a microcell for congested, high traffic areas.

   Wireless technology is evolving from analog to digital. The Company provides networks based on a variety of the leading air interface standards:
AMPS, CDMA, TDMA and GSM.

   In addition, the Company designs, develops, manufactures and services fixed wireless access systems. The Company offers Wireless Subscriber Systems, which support the AMPS standard, and the new AIRLOOP(TM) Wireless Local Loop system, which utilizes CDMA technology. Also, as part of the acquisition of the manufacturing and other operations of certain subsidiaries of Philips Electronics NV (the "Philips Businesses"), the Company acquired Philips' fixed wireless system, which is based on the DECT (digital enhanced cordless telephone) standard. All three systems enable network operators to expand their networks in markets where traditional wireline systems are not cost justified, and to provide telephone services as an alternative to traditional network operators.

   The Company designs, develops, manufactures, and services CDPD-based wireless data systems which enable wireless network operators to offer data services as an overlay to their existing analog voice infrastructure without acquiring additional spectrum or upgrading to a digital network. These systems offer the increased reliability and efficiency of switched digital packet data systems.

   Due to the complexity of wireless systems, the Company also offers a broad range of professional services, which include project management, site acquisition, radio frequency engineering, microwave relocation, construction management, cellular optimization and wireless data support.

Markets

   The principal customers for the Company's systems are network operators that provide wireline and wireless local, long distance and international telecommunications services, including local, long distance and international telecommunications companies and cable television companies. The Company's systems for network operators are installed to expand the capacity and features offered by existing networks, to replace older technology in existing networks and to establish new networks for entrants into deregulated or previously unserved markets. See "Outlook -- Reliance on Major Customers."

   As a result of structural, public policy and technological changes, since the mid-1980's the telecommunications industry has undergone a period of significant growth in the number of lines in service and applications offered. In developed markets, deregulation has permitted new market entrants to construct networks in previously monopolistic markets. In response, existing network operators have expanded beyond traditional franchises and are offering new services. In emerging markets, privatization, competition and economic expansion have increased demand for networking systems. At the same time, technological advances also have increased demand by reducing operating costs and facilitating new applications, including multifunctional services.

   The Company markets and sells its products worldwide primarily through a direct sales force due to the complexity of these systems. Most of the Company's sales of systems for network operators are made pursuant to general purchase agreements, which establish the terms and conditions and provide for price determination to be made on a contract bid basis. In addition, certain of the large infrastructure projects are conducted under long-term, fixed-price contracts. See "Outlook -- Multi-Year Contracts" and "-- Seasonality."

   As a result of the increased complexity of systems for network operators and the high cost of developing and maintaining in-house expertise, network operators demand complete, integrated and turn-key projects. Network operators increasingly are seeking overall network or systems solutions that require an increased software content which would enable them to deploy rapidly new and differentiable services. In response, the Company has formed an organization focused on turn-key network engineering projects for both public and private sector customers. The Company markets integrated solutions whereby the Company assumes full responsibility for the project, and engineers, designs and installs the network, including equipment and software manufactured by both the Company and third parties.

   Increasingly, as a result of the financial demands of major network deployments, network operators are looking to their suppliers to arrange for financing. The ability to provide financing is a requirement to conduct business in certain emerging U.S. and foreign markets, and in some cases the Company furnishes or guarantees financing for customers. As a result, the Company works with its customers to structure and place financing packages. See "Outlook -- Future Capital Requirements."

   In order to market its product line worldwide, the Company has established wholly owned subsidiaries and joint ventures with local companies in 16 countries.

Competition

   The Company believes that its key competitive factors are its broad product line, large installed base, relationship with key customers, technological expertise and new product development capabilities. The Company's primary competitors in the market for telecommunications systems are four very large European and North American companies which have substantial technological and financial resources and which offer similar broad product catalogs. These competitors are Alcatel Alsthom, Northern Telecom Limited, Siemens AG and Telefonaktiebolaget LM Ericsson. In 1995, the Company and these four competitors collectively accounted for about 34% of the world's public network systems sales, of which the Company's sales of systems for network operators accounted for 9%.

   In addition, in all of the Company's product areas other than switching, the Company faces significant competition from other companies which do business in one or a number of such product areas. For example, in wireless systems, Motorola, Inc. and Nokia Corporation, both of which are very large companies with substantial technological and financial resources, are significant competitors. In transmission and cable systems, competition in the markets includes hundreds of smaller competitors.

BUSINESS COMMUNICATIONS SYSTEMS

   The Company designs, develops, manufactures and services communications systems and products for large and small business customers, home offices and government agencies. The Company's business communications systems can be upgraded regularly with new software releases, can support local and wide area voice and data networking and are often integral components of global enterprise networks. The Company's systems primarily are customer premises-based private switching systems and products, call center systems, voice processing systems, which include voice messaging and voice response systems, and the associated application software and professional support services. In addition, the Company has begun to participate in the emerging multi-media products business. The Company serves over 1.4 million business locations in the United States and approximately 100,000 business locations in over 90 other countries.

Systems and Services

   The Company's core business communications system products are private switching systems, generally PBXs and key systems, usually located at the customer's premises, that permit a number of local telephones or terminals to communicate with one another, with or without use of the public telephone network. The Company offers wired and wireless communications systems, including the DEFINITY(R) family of products for large customers and the MERLIN LEGEND(R) and PARTNER(R) systems for smaller businesses and home offices. The DEFINITY Enterprise Communication Server provides real-time voice and mixed-media call processing. The recently announced FREEWORKS family of business mobility solutions enables communication throughout the work place with full freedom of movement.

   The Company's messaging and response systems store and forward voice, data and images and conduct initial call processing, which integrates PBX and computer functions. In addition, the Company is a technological leader in the development of speech recognition algorithms, which have been incorporated into both public and private call processing applications, such as operator services. The Company's principal systems include the INTUITY(TM) AUDIX(R) and DEFINITY AUDIX voice messaging systems for use with the Company's or a competitor's PBX; INTUITY CONVERSANT(R), a multi-lingual interactive voice response system which can recognize speech in nine languages/dialects; and the INTUITY Multimedia Messaging System, a system that combines voice messaging and voice-response technology into a single desktop application.

   The Company's call center systems integrate the hardware and software associated with computing, telephony, and multifunctional messaging and response applications. Call centers are the initial entry point for customers to access a business' telephone sales and support operation. The Company's systems permit the routing and administration of a large volume of incoming calls, and the integration with business databases of customer and product information. The Company's call center systems are used by companies in diverse industries such as financial services, retailing and transportation. The call center environment in which these companies operate is characterized by hundreds of telephone service agents located in geographically dispersed networked sites, processing tens of thousands of calls per hour. For example, using these systems, businesses can provide their customers with the ability to check balances or order status, to place orders, and to receive additional information and support.

   In October 1995, the Company introduced the MMCX, the industry's first multifunctional product to deliver real-time business calling features such as conferencing, transfer, call coverage, and add/drop to switched voice or data networking. The MMCX allows customers to migrate their existing network to multifunction capabilities. This enables the customer to support new applications and transport technologies, such as ATM.

   In addition, the Company's SYSTIMAX(R) structured wiring system for business customers provides broadband multifunctional LAN interconnections within a building or campus. These systems are comprised of fiber optic and copper cable and associated apparatus.

   The Company offers a wide range of professional service options, including call center design, network engineering, training, remote diagnostics and dedicated on-site technicians. Their on-demand services involve routine testing and diagnostics, maintenance and repair, moves and rearrangements, and software and hardware upgrade installations.

   The Company's remote diagnostics and repair capability permits the Company to monitor, test, maintain and resolve problems from its regional service centers. Many of the Company's systems are designed with intelligent software which establishes a real-time link between the customer premises and a regional service center's expert system. This permits the customer to reduce its system down-time and enables the Company to automate many maintenance and repair tasks.

Markets

   The Company markets its systems and services to large and small businesses and government agencies through a large, direct sales force and through a network of agents, dealers and distributors. In the United States, the Company effects these sales primarily through the direct sales force, while sales elsewhere occur primarily through the efforts of dealers and distributors. The Company's systems are deployed in applications for customer sales and service, conferencing and collaboration, mobility and distributed work force, messaging and enterprise networking. The Company fields a large group of application specialists to design call center, distance learning and other customized applications.

   The Company believes that the premises-based communications market may be transforming from distinct voice and data networks to multifunctional networks that will be able to support any combination of voice, video and data communications simultaneously. The Company is designing certain business communications systems to enable its customers to simplify their premises networks by combining separate voice, video and data networks into a single architecture.

   The Company has entered into alliances with Lotus Development Corporation, to enable multimedia messaging in the Lotus Notes environment, and with Novell, Inc. to extend multimedia messaging and computer/telephony integration, and was one of the founders with International Business Machines Corporation, Apple Computer, Inc., and Siemens AG of VERSIT*, an industry consortium organized to ensure the interoperability of multivendor multimedia applications. In 1996 the Company acquired Agile Networks, a provider of intelligent data switching products.

Competition

   The Company considers its working relationships with its customers and knowledge of their individual business needs to be important competitive factors. The Company competes principally with three other large companies with substantial technological and financial resources in the sale of business communication systems. These competitors are Northern Telecom Limited, Siemens AG (through its subsidiary Siemens Rolm Communications, Inc.) and Alcatel Alsthom. Together with the Company, in 1995 these competitors accounted for approximately 52% of the sales of business communications systems globally, with the Company accounting for approximately 11%. In addition, as the market transforms to multifunctional systems, the Company expects that it also may encounter competition from companies that design and manufacture data network equipment.

   The Company believes that key competitive factors in this market are service support, the ability to upgrade existing systems for new applications, price and reliability.

-------------------
* Lotus Notes is a registered trademark of Lotus Development Corporation; VERSIT is a trademark of the consortium's founders.

MICROELECTRONICS PRODUCTS

   The Company designs, manufactures and sells integrated circuits ("ICs"), electronic power systems and optoelectronic components for communications applications. These microelectronic products are important components of many of the Company's own systems and products. The Company also supplies these components to other manufacturers of communications systems and computers. The Company offers products in several IC product areas critical to communications applications, including digital signal processors ("DSPs") for digital cellular phones and standard-cell application specific integrated circuits ("ASICs").

Products

   The Company's ICs are designed to provide advanced communications and control functions for a wide variety of electronic products and systems. The Company focuses on IC products that are used in communications and computing and that require high-performance and low power chip architectures; complex large-scale chip design in digital, analog and mixed-signal technologies; DSP architectures and algorithms; high-frequency and high-voltage technologies; and high speed data and signal processing. The Company offers a wide variety of standard, semi-custom and custom products for cellular equipment, communications networks, computers and computer peripherals, modems and consumer communications products. Products include DSPs, ASICs, field programmable gate arrays and communications ICs. The Company's products are manufactured using a variety of technologies, from low-power, low-voltage submicron CMOS (complementary metal oxide semiconductors) to high-frequency and high-voltage bipolar processes.

   The Company designs, develops and manufactures energy systems, electronic power supplies and associated magnetic components for the telecommunications and electronic data processing industries. These products serve applications ranging from modems for personal computers to large telephone central offices. Products include DC/DC converters, AC/DC switching power supplies, transformers, inductors and energy systems that provide alarm, control, and backup power management.

   The Company designs, develops and manufactures optoelectronic products which convert electricity to light (emitters) and light to electricity (detectors), thereby facilitating optical transmission of information. These products include semiconductor lasers, photodetectors, integrated transmitters and receivers, and advanced-technology erbium-doped fiber amplifiers. The Company provides these products worldwide to manufacturers serving the telecommunications, cable television and network computing markets. Optoelectronic products extend the transmission capacity of fiber to meet the requirements of such applications as video-on-demand, interactive video, teleconferencing, image transmission and remote database searching. The Company markets a number of advanced products, including critical optoelectronic components that support telecommunication transmission; long-wavelength optical data modules for data networking; and analog lasers for use in cable television fiber optic transmission. The Company believes that its optoelectronic products have higher photonics reliability than those of its competitors due to their low field failure rate and the Company's evaluation methodologies in manufacturing that allow the detection and elimination of early failures.

   In December 1996, the Company sold its operations for the design and manufacture of printed circuit boards and backplanes.

Markets

   The Company's microelectronic products are sold globally to manufacturers of communications systems and computers. In addition, the Company's energy power systems are sold directly to U.S. and foreign telephone companies. The Company's customers are competing in markets characterized by rapid technological changes, decreasing product life cycles, price competition and increased user applications. These markets have experienced significant expansion in the number and types of products they offer to end-users, particularly in personal computing and portable access communication devices. As a result, the Company's customers continue to demand components which are smaller, require less power, are more complex, provide greater functionality, and are produced with shorter design cycles and less manufacturing lead time.

   In 1995, the Company also introduced a GSM hardware platform based upon a highly integrated multiple-chip design for digital cellular phones that performs all the key handset functions between the microphone and the antenna in both voice and data services. The Company also sells the associated software product elements necessary to support the GSM standard.

   In fiscal 1996, more than half of the Company's microelectronic production was sold to customers other than the Company. The Company's microelectronic products are also key components of its systems for network operators, business communications systems, and consumer products. The Company's microelectronics products compete with products of third-party manufacturers for inclusion in the Company's systems and products.

Competition

   The Company considers its technological leadership, product leadership, and relationships with key customers to be important competitive factors. The market for microelectronic products is global and generally highly fragmented. The Company's competitors differ widely among product categories. The Company's competitors in certain IC product categories include Motorola, Inc. and Texas Instruments Incorporated; in electronic power systems include Astec Industries, Inc. and Unitech plc (through its subsidiary, NEMEC-Lambda); and in optoelectronics include Fujitsu Limited and Northern Telecom Limited.

   The Company believes that key competitive factors in the microelectronics marketplace are the early involvement in customers' future application requirements, the speed of product and technological innovation, price, customer service, and manufacturing capacity. Other important competitive factors include quality, reliability and local manufacturing presence.

CONSUMER PRODUCTS

   The Company designs, manufactures, services and leases communications products for consumer, small office and home office use.

Products

   The Company has a broad selection of telephone products for the consumer market. Cordless telephones are a significant portion of the Company's consumer product line. The Company offers Cordless telephones based on the traditional 46/49 frequency, as well as the 900 MHz bandwidth. The latest introduction is the 9510 Digital Spread Spectrum model with the clearest sound and longest range of any telephone in the Company's product line. The Company also offers a broad line of analog, digital, stand-alone and integrated telephone answering systems, which are offered in corded and cordless versions. The Company participates in the full spectrum of corded telephones including basic, designer and feature telephones. The Company's TRIMLINE(R) telephone continues to be the highest volume telephone in the industry.

The Company plans to offer a line of cellular and PCS phones which conform to both of the North American Digital Standards (TDMA and CDMA). The Company's product development efforts are focused on the creation of a high quality, flexible and cost effective architecture for these products in order to meet the rapidly evolving needs of customers.

        The Company is implementing a common design for its consumer products, which includes a common look, feel, feature placement and feature use. As part of this process, the Company expects to reduce the number of different components and casings used in its product line. The Company believes this uniformity will reduce costs, reinforce its brand identity, and increase manufacturing flexibility. The Company expects that up to 70 percent of its product line in 1997 will be new or redesigned products. In addition, the Company has undertaken a program to increase the percentage of the products designed and manufactured in its own facilities. Under the Brand License Agreement (as defined herein), the Company has the right to market certain consumer products under the "AT&T" name alone, and in combination with the Company's name, each for certain specified periods. See "Separation Agreements -- Brand License and Related Matters."

Markets

   The Company distributes its products in the United States through approximately 900 retailers representing over 17,000 retail outlets, including such national retailers as

Wal-Mart Stores, Inc., Sears, Roebuck and Co., Circuit City Stores, Inc., Best Buy Co., Inc. and Service Merchandise Company. In 1996, as previously announced, the Company closed all of its Phone Center stores as part of its reorganization efforts. The Company also offers consumers a rental option for selected products, and currently serves over three and one-half million rental customers. Recently, the Company's practices have been challenged in connection with rental of products.

Competition

   The Company believes that its position in the consumer communications products industry is due to the quality and reliability of its products, the "AT&T" brand name, its strong distribution channels and its broad product line. The Company's competitors in consumer products are traditional consumer electronic manufacturers. The industry is characterized by significant consolidation within each product category, although the principal competitors in each are different. In traditional telephone products, the Company's principal competitors are Thomson Consumer Electronics (marketing under the GE brand), U.S. Electronics, Inc. (marketing under the BellSouth brand), Panasonic Co., USA and Sony Corporation which, together with the Company, accounted for about 68% of market sales in 1995, of which the Company accounted for 31%. In wireless terminal products, the Company's principal competitors are Motorola and Nokia which, together with the Company, accounted for over 65% of market sales in 1995, of which the Company accounted for 7%.

OTHER SYSTEMS AND PRODUCTS

   The Company designs, develops and manufactures advanced technology systems which support the United States federal government's need for specially designed integrated systems for military and civilian use. The Company offers a full range of products on a direct funding basis from the United States government. These systems focus on undersea sensor systems, information processing and secure communications. The funded research has generated commercial by-products in lightwave transmission equipment, wireless communications systems and multifunctional compression algorithms.

   The Company in 1996 sold its subsidiary, Paradyne, which designed and manufactured modems and other data communications equipment.

BELL LABORATORIES

   The Company has been and will continue to be supported by the technological expertise provided by Bell Labs, one of the world's foremost industrial research and development organizations. Bell Labs consists of all of the operations of AT&T's former Bell Laboratories division which support the businesses of the Company, and basic research capability, which together comprise approximately three quarters of the total resources of AT&T's former Bell Laboratories division. Bell Labs has made significant discoveries and advances in communications science and technology, software design and engineering, and networking. These contributions include the invention of the transistor and the design and development of ICs and many types of lasers. Areas of Bell Labs research and development work in recent years include: networking software; lightwave transmission, which offers greater transmission capacity than other transmission systems; electronic switching technology, which enables rapid call processing, increased reliability and reduced network costs; and microelectronics components, which bring the latest advantages of very large scale integration to the full range of products offered by the Company.

   Bell Labs' research and development activities continue to focus on the core technologies critical to the Company's success, which are software, network design and engineering, microelectronics and photonics.

   Bell Labs is a leader in software research, development and engineering for communications applications. For example, its innovations in fault-tolerant software have enabled the Company to achieve a level of system reliability with off-the-shelf commercial processors that allows the Company to reduce its reliance on custom microprocessors.

   Bell Labs has contributed many innovations in voice quality, is a leader in the development of digital signal processing, and has developed a number of innovative algorithms for high-quality speech and audio. These innovations have contributed to the Company's implementation of speech processing applications which include text-to-speech synthesis, speech recognition and automatic translation of speech from one language to another.

   Bell Labs also has led in the development of software-based networking technologies that support the Company's systems and products. Recently, it has developed systems for digital cellular, PCS, mobile computing and wireless LANs, and its research in ATM led to the Company's offering of the first large ATM switch in 1993.

   Similarly, Bell Labs' advances extend to the microlasers used in today's broadband multifunctional transmission systems, and to today's optical amplifiers and TRUEWAVE(R) fiber. Current photonic research includes work on passive optical networks, photonic switching and quantum wire lasers.

BACKLOG

        The Company's backlog, calculated as the aggregate of the sales price of orders received from customers less revenue recognized, was approximately $12,100 million and $7,500 million on September 30, 1996 and December 31, 1995, respectively (approximately 3% and 4% of which, respectively, represented backlog of orders from AT&T). Approximately $6,200 million of orders included in the September 30, 1996 backlog are scheduled for delivery after September 30, 1997. However, all orders are subject to possible rescheduling by customers. Although the Company believes that the orders included in the backlog are firm, some orders may be canceled by the customer without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes that it is in the Company's best interest to do so. About $6,700 million of the amount at September 30, 1996 is under large, multi-year contracts of which about $5,000 million is scheduled for delivery after September 30, 1997 and is included in the $6,200 million referred to above. Approximately $4,000 million at September 30, 1996 and $3,400 million at December 31, 1995 are under large, long-term contracts with the Ministry of Post and Telecommunications of Saudi Arabia which require annual appropriations of the Saudi Arabian government.

SOURCES AND AVAILABILITY OF MATERIALS

   The Company makes significant purchases of electronic components, copper, silicon, precious metals, aluminum, and other materials and components from many domestic and foreign sources. The Company has been able to obtain sufficient materials and components from sources around the world to meet its needs. The Company also develops and maintains alternative sources for essential materials and components. Occasionally, special inventories of components are maintained to minimize the effects of shortages. The Company does not have a concentration of sources of supply of materials, labor or services that, if suddenly eliminated, could severely impact its operations.

PATENTS AND TRADEMARKS

   From January 1, 1996 to September 30, 1996, the Company was issued 552 patents in the United States and 1,497 in foreign countries. The Company owns approximately 8,200 patents in the United States and 14,000 in foreign countries. These foreign patents are counterparts of the Company's United States patents. Many of the patents owned by the Company are licensed to others and the Company is licensed to use certain patents owned by others. In connection with the Separation, the Company has entered into an extensive cross-licensing agreement with AT&T and NCR Corporation ("NCR"). See "Separation Agreements -- Patent Licenses and Related Matters."

   The Company intends to market its products under its own name and mark, except with respect to certain consumer products and business communications systems, which may be marketed under the "AT&T" name alone until April 10, 1997 or in combination with the Company's name until April 10, 2000. In addition, certain leased products or maintenance contracts may be marketed under the "AT&T" name until October 10, 2001. See "Separation Agreements -- Brand License and Related Matters."

   The Company considers its many trademarks to be valuable assets. Most of its trademarks are registered throughout the world.

OUTLOOK

Forward Looking Statements

   This Outlook section and other sections of this Form 10-K report contain forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

   Future Factors include increasing price and product/services competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes which may affect the level of new investments and purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the cyclical nature of the Company's business; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other Future Factors.

Competition

   The Company currently faces significant competition in its markets and expects that the level of price and product competition will increase. In addition, as a result of both the trend toward global expansion by foreign and domestic competitors and technological and public policy changes, the Company anticipates that new and different competitors will enter its markets. These competitors may include entrants from the telecommunications, software and data networking industries. Existing competitors have, and new competitors may have, strong financial capability, technological expertise and well-recognized brand names.

Dependence On New Product Development

   The markets for the Company's principal products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating telecommunications systems for network operators and business customers. The Company's operating results will depend to a significant extent on its ability to continue to introduce new systems, software and services successfully on a timely basis and to reduce costs of existing systems, software and services. The success of these and other new offerings is dependent on several factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability, including, in some cases, certification by international and domestic standards-setting bodies.

Reliance On Major Customers

   Historically, the Company has relied on a limited number of customers for a substantial portion of its total revenues. In terms of total revenues, the Company's largest customer has been AT&T, although other large customers may purchase more of any particular system or product line. The contribution of AT&T to the Company's total revenues and percentage of total revenues for the nine months ended September 30, 1996 and years ended December 31, 1995 and 1994 was $1,970 million (12.4%), $2,119 million (9.9%) and $2,137 million (10.8%), respectively.

   In addition, sales to approximately ten network operators (including AT&T), some of which may vary from year to year, constituted approximately 38%, 41% and 42% of total revenues in the years ended December 31, 1995, 1994, and 1993, respectively. The Company has diversified its customer base in the past several years and expects this trend to continue. Nevertheless, the Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. See "Business." The loss of any of these customers or any substantial reduction in orders by any of these customers could materially adversely affect the Company's operating results. The United States government is, in the aggregate, also a large customer of the Company. Given the current pressures on the government to reduce its overall level of spending, there can be no assurance that government purchases from the Company will not decrease in the future.

Multi-Year Contracts

   In recent years, the purchasing behavior of the Company's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend is expected to intensify, and contributes to the variability of the Company's results. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require investments which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent performance and acceptance criteria which can also cause revenue recognition delays and contract termination, as well as financing from the Company. Certain multi-year contracts may involve new technologies which may not have been previously deployed on a large-scale commercial basis. The Company may incur significant initial cost overruns and losses on such contracts which would be recognized in the quarter in which they became ascertainable. Further, profit estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one quarter.

   The Company has several significant contracts for the sale of infrastructure systems to network operators which extend over a multi-year period, and expects to enter into similar contracts in the future, with the uncertainties discussed above. One of the Company's multi-year contracts is with Pacific Bell for the provision of a broadband network based on hybrid fiber-coaxial cable technology. In July 1996, the Company and Pacific Bell agreed to modify the terms of the contract so as to resolve issues and potential claims which may have arisen due to implementation difficulties and cost overruns under the contract. The Company's financial statements include reserves to reflect these contract modifications. The Company will continue to assess the adequacy of these reserves.

Seasonality

   The Company's sales are highly seasonal with revenue and net income historically concentrated in the fourth quarter of the calendar year. Many of the Company's large customers have historically delayed a disproportionate percentage of their capital expenditures until the fourth quarter of the calendar year. The Company has placed an increased focus on the completion of software releases by mid-year to allow for commercial availability and delivery in the fourth quarter of the calendar year. These software releases require significant research and development expenditures early in the year, with minimal offsetting revenues, but are key contributors to the Company's profits during the fourth quarter of the calendar year. Additionally, sales of consumer products are generally stronger in the fourth quarter, corresponding to holiday buying.

   The growing competitive pressures among network operators, along with the increase in software revenues, have resulted in an increasing trend toward seasonality. Consequently, the Company's results of operations for the first three quarters of each calendar year historically have, in the aggregate, been significantly less profitable than the fourth quarter. The Company has reported net losses in the first quarter of each calendar year. The change in the Company's fiscal year to the year ending September 30th will place the historically most profitable quarter as the first fiscal quarter.

Change Of Company Brand Name

   In connection with the Separation, the Company will, rapidly in the case of some products and over specified periods of time in the case of other products, change the trademarks and trade names under which it conducts its business.
The Company believes that its sale of business communications systems to small businesses and sales of consumer products have benefitted from the use of the "AT&T" brand name. The impact of the change in trademarks and trade names and other changes (including, without limitation, restrictions on the use of the "AT&T" brand name and related trade dress) on the Company's business and operations cannot be fully predicted. See "Separation Agreements -- Brand License and Related Matters."

Future Capital Requirements

   The Company's working capital requirements and cash flow provided by (or used in) operating activities can vary greatly from quarter to quarter, depending on the volume of production, the timing of deliveries, the build-up of inventories, and the payment terms offered to customers.

   Network operators, domestically and internationally, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to over a billion dollars. In this regard, the Company entered into a credit agreement in October 1996 to provide Sprint Spectrum LP long-term financing of $1,800 million for purchasing equipment and services for its PCS network. Payment of quarterly interest on each borrowing may be deferred at the borrower's option for up to two years. (See Note 14 of Notes to Consolidated Financial Statements for a summary of other terms.) The Company is currently discussing with financial institutions potential alternatives to sell loans it may make under the credit agreement, which will depend, among other things, on the market conditions and requirements at the time. The Company has committed to, and is proposing, to provide financing where appropriate for its business, in addition to the Sprint Spectrum LP credit agreement. The ability of the Company to arrange or provide financing for network operators will depend on a number of factors, including the Company's capital structure and level of available credit.

   The Company believes that its credit facilities, cash flow from operations and long- and short-term debt financings, will be sufficient to satisfy its future working capital, capital expenditure, research and development and debt service requirements. The Company has a shelf registration statement to register the possible offering from time to time of up to $2,000 million of long-term debt at September 30, 1996. Although the Company believes that it will be able to access the capital markets on terms and in amounts that will be satisfactory to it, and that it will be able to obtain bid and performance bonds, to arrange or provide customer financing as necessary, and to engage in hedging transactions on commercially acceptable terms, there can be no assurance that the Company will be successful in this regard.

International Growth And Foreign Exchange

   The Company intends to continue to pursue growth opportunities in international markets. In many international markets, long-standing relationships between potential customers of the Company and their local providers, and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuit of such international growth opportunities may require significant investments for an extended period before returns on such investments, if any, are realized. Such projects and investments could be adversely affected by reversals or delays in the opening of foreign markets to new competitors, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation, and other factors, depending on the country in which such opportunity arises.

-------------------
* SPRINT SPECTRUM is a service mark of Sprint Communications Company, L.P.

   A significant change in the value of the dollar against the currency of one or more countries where the Company recognizes substantial revenue or earnings may materially adversely affect the Company's results. The Company attempts to mitigate any such effects through the use of foreign currency contracts, although there can be no assurances that such attempts will be successful.

Intellectual Property

   The Company relies on patent, trademark, trade secret and copyright laws both to protect its proprietary technology and to protect the Company against claims from others. The Company believes that it has direct intellectual property rights or rights under cross-licensing arrangements covering substantially all of its material technologies. Given the technological complexity of the Company's systems and products, however, there can be no assurance that claims of infringement will not be asserted against the Company or against the Company's customers in connection with their use of the Company's systems and products, nor can there be any assurance as to the outcome of any such claims. The Company was assigned ownership of the substantial majority of AT&T's patents in connection with the Separation. Pursuant to the patent license agreement entered into among the Company, AT&T and NCR, the Company has been given rights, subject to specified limitations, to pass through to its customers certain rights under approximately 400 patents retained by AT&T. There can be no assurance that the Company's customers and potential customers will be satisfied with the pass-through rights available to them under the patents retained by AT&T or with any indemnification commitments the Company may be willing to provide in connection therewith. See "Separation Agreements -- Patent Licenses and Related Matters" and "-- Technology Licenses and Related Matters."

OPERATING REVENUE, RESEARCH AND DEVELOPMENT EXPENSE AND FOREIGN AND DOMESTIC OPERATIONS

   For information about the consolidated operating revenues contributed by the Company's major classes of products and services, consolidated research and development expenses, and foreign and domestic operations, see revenue tables and discussion on pages 41 through 44, Consolidated Statements of Income on page 49 and Note 8 thereto on pages 60 and 61 of the Company's annual report to security holders for the fiscal year ended September 30, 1996. Such information is incorporated herein by reference pursuant to General Instruction G(2).

EMPLOYEE RELATIONS

   At September 30, 1996, the Company employed approximately 124,000 persons, of whom 79% were located in the United States. Of these domestic employees, 46% are represented by unions, primarily the Communications Workers of America and the International Brotherhood of Electrical Workers ("IBEW"). The Company's labor agreements with these unions expire on May 30, 1998. Such unions have made claims against AT&T on behalf of the Company's employees they represent for severance pay as a result of the Distribution and related transactions. The procedure under the labor contracts that these unions have initiated is for the unions to file grievances to be followed by arbitration under the contracts if the matter is not resolved. The IBEW claims are pending decision following hearings in an arbitration proceeding. Under the Separation and Distribution Agreement among AT&T, the Company and NCR dated as of February 1, 1996, and amended and restated as of March 29, 1996, the Company assumed responsibility for liabilities for severance pay which might result from such claims, subject to sharing arrangements under such Agreement. The Company has continued to honor its labor agreements with these unions. Although these claims could be material, if upheld, the Company believes that such claims are without merit and intends to defend against the claims vigorously.

ENVIRONMENTAL MATTERS

   The Company's current and historical manufacturing and research operations are subject to a wide range of environmental protection laws in the United States and other countries. In the United States, these laws often require parties to fund remedial action regardless of fault. The Company has remedial and investigatory activities underway at 46 current and former facilities. In addition, the Company was named a successor to AT&T as a potentially responsible party ("PRP") at numerous "Superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or comparable state statutes. Under the terms of the Separation and Distribution Agreement, the Company is responsible for all liabilities primarily resulting from or related to the operation of the Company's Business as conducted at any time prior to, on or after the Separation including related businesses discontinued or disposed of prior to the Separation, and the Company's assets including, without limitation, those associated with these sites. In addition, under the Separation and Distribution Agreement, the Company is required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

   It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved for will be paid out over the period of remediation for the applicable site which ranges from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in the Company's consolidated financial statements in respect of environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although the Company believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws, will not exceed the amounts reflected in the Company's reserves or will not have a material adverse effect on the financial condition of the Company or the Company's results of operations or cash flows. Any amounts of environmental costs that may be incurred in excess of those provided for at September 30, 1996 cannot be determined.

   On July 31, 1991, the United States Environmental Protection Agency Region III issued a complaint pursuant to Section 3008a of the Resource Conservation and Recovery Act of 1976 alleging violations of various waste management regulations at the Company's Richmond Works in Richmond, Virginia. The complaint alleges violations relating to training, solder dross management, the facility's waste analysis plan and the handling of gold ion exchange resins. The complaint seeks a total of $4.2 million in penalties. The Company is contesting both liability and the penalties.

   In addition, on July 31, 1991, the United States Environmental Protection Agency filed a civil complaint in the U.S. District Court for the Southern District of Illinois against AT&T (with respect to the Company's businesses) and nine other parties seeking enforcement of its CERCLA Section 106 cleanup order, issued in November 1990 for the NL Granite City Superfund site in Granite, Illinois. This complaint seeks past costs, civil penalties of $25,000 per day and treble damages related to certain United States costs. The Company is contesting liability.

   During 1994, AT&T Nassau Metals Corporation ("Nassau"), a wholly owned subsidiary of the Company, and the New York State Department of Environmental Conservation (the "NYSDEC") were engaged in negotiations over a study and cleanup of the Nassau plant located on Richmond Valley Road in Staten Island, New York. During these negotiations, in June 1994, NYSDEC presented Nassau with a draft consent order which included not only provisions for site investigation and remediation but also a provision for payment of a $3.5 million penalty for alleged violations of hazardous waste management regulations. NYSDEC claims that Nassau improperly engaged in landfilling and storing of lead dust. No formal proceeding has been commenced by NYSDEC. Negotiations and discussions regarding the matter are continuing.

SEPARATION AGREEMENTS

   For the purposes of governing certain of the relationships between the Company and AT&T (including NCR) following the Separation and the Distribution, the Company, AT&T and NCR entered into the Separation and Distribution Agreement and the Ancillary Agreements to which they are parties (collectively, the "Separation Agreements"). The Ancillary Agreements include the Interim Services and Systems Replication Agreement;

the General Purchase Agreement and the supplemental agreements related thereto; the Employee Benefits Agreement; the Brand License Agreement; the Patent License Agreement and other patent-related agreements; the Technology License Agreement and other technology-related agreements; the Tax Sharing Agreement and other tax-related agreements; certain agreements providing for the assignment of, and the establishment of transitional arrangements with respect to, real property; and agreements pursuant to which AT&T will provide communications services to the Company and NCR will sell certain products to the Company. Certain of the Separation Agreements, including certain of the Agreements summarized below, have been filed as exhibits to this Form 10-K. Reference is made to such exhibits for the full text of the provisions of those Agreements, and the agreement summaries below are qualified in their entirety by reference to the full text of such Agreements. Capitalized terms used in this section and not otherwise defined in this Form 10-K shall have their respective meanings set forth in the Separation and Distribution Agreement (except that the term "Company" is used in lieu of the term "Lucent") or other Separation Agreement.

Separation And Distribution Agreement

   Under the Separation and Distribution Agreement, the Company assumed or agreed to assume, and agreed to perform and fulfill, all the "Lucent Liabilities" (as defined in such Agreement) in accordance with their respective terms. Without limitation, the Lucent Liabilities generally include all liabilities and contingent liabilities relating to Lucent's present and former business and operations, and contingent liabilities otherwise assigned to Lucent; contingent liabilities related to AT&T's discontinued computer operations (other than those of NCR) were assigned to the Company. The Separation and Distribution Agreement provides for the sharing of contingent liabilities not allocated to one of the parties in specified proportions, and also provides that each party will share specified portions of contingent liabilities related to the business of any of the other parties that exceed specified levels.

   Ability to Terminate Certain Rights. The Separation and Distribution Agreement provides that certain rights granted to the Company and the members of the Company Group will be subject to the following provisions. Except as otherwise expressly provided, in the event that, at any time prior to February 1, 2001, the Company or any member of the Company Group offers, furnishes or provides any Telecommunications Services of the type offered by the AT&T Services Business as of the Closing Date, then AT&T may, in its sole discretion: (a) terminate all or any portion of the rights granted by AT&T under the Brand License Agreement; (b) terminate all or any remaining portion of the purchase commitments made by AT&T and the members of the AT&T Group in the General Purchase Agreement; (c) exercise the right to require the Company to transfer to AT&T certain personnel, information, technology and software under the Supplemental Agreements; (d) terminate all or any portion of the rights to patents and technology of AT&T or any member of the AT&T Group granted to the Company and the members of the Company Group pursuant to the Patent License Agreement and the Technology License Agreement; and (e) direct the Company and the members of the Company Group to reconvey to AT&T all interests in any and all patents and technology in which the Company or any member of the Company Group was granted an undivided one-half interest pursuant to the Patent Assignments or the Technology Assignment and Joint Ownership Agreements. The Company and the members of the Company Group will not be deemed to offer, furnish or provide any Telecommunications Services (and the foregoing provisions will not apply) solely by virtue of certain specified investments in Persons that offer, furnish or provide Telecommunications Services or by virtue of offering, furnishing or providing Telecommunications Services below a specified de minimis amount.

Employee Benefits Agreement

   AT&T and the Company entered into the Employee Benefits Agreement that governs the employee benefit obligations of the Company, including both compensation and benefits, with respect to active employees and retirees assigned to the Company. Pursuant to the Employee Benefits Agreement, the Company assumed and agreed to pay, perform, fulfill and discharge, in accordance with their respective terms, all Liabilities (as defined) to, or relating to, former employees of AT&T or its affiliates employed by the Company and its affiliates and certain former employees of AT&T or its affiliates (including retirees) who either were employed in the Company Business (as defined) or who otherwise are assigned to the Company for purposes of allocating employee benefit obligations (including all retirees of Bell Labs).

Brand License And Related Matters

   The Company and AT&T entered into the Brand License Agreement pursuant to which the Company has rights, on a royalty-free basis, to continue to use the AT&T brand (including the AT&T globe design) for specified transition periods following April 10, 1996. Under the Brand License Agreement, the Company will be entitled to use the AT&T brand, alone or in combination with the Company's brand, for the sale of consumer products and services and business communications systems and services until April 10, 1997. The Company will be entitled to continue to use the AT&T brand on these products, systems and services, but only in combination with the Company's brand, for an additional three-year period. The right to use the AT&T brand, alone or in combination with the Company's brand, in connection with certain leased products or maintenance contracts will extend until October 10, 2001. In addition, the Company may use the AT&T brand after these time periods to the extent necessary to deplete pre-existing inventory. Subject to certain conditions set forth in the Brand License Agreement, the Company may also extend these rights to use the AT&T brand to authorized dealers of the Company's products, systems and services.

   Neither the Company nor any of its authorized dealers is permitted to, during the period it is using the AT&T brand, provide, offer or market telecommunications services provided by any person other than AT&T with certain exceptions. AT&T may terminate the Brand License Agreement in the event of a significant breach (as defined therein), including in the event of a change of control of the Company.

Patent Licenses And Related Matters

   The Company, AT&T and NCR executed and delivered assignments and other agreements, including a patent license agreement, related to patents then owned or controlled by AT&T and its subsidiaries. The patent assignments divided ownership of patents, patent applications and foreign counterparts among the Company, AT&T and NCR, with the substantial portion of those then owned or controlled by AT&T and its subsidiaries (other than NCR) being assigned to the Company. A small number of the patents assigned to the Company are jointly owned with either AT&T or NCR. Certain of the patents that the Company jointly owns with AT&T are subject to a joint ownership agreement under which each of the Company and AT&T has full ownership rights in the patents. The other patents that the Company jointly owns with AT&T, and the patents that the Company jointly owns with NCR, are subject to defensive protection agreements with AT&T and NCR, respectively, under which the Company holds most ownership rights in the patents exclusively. Under these defensive protection agreements, AT&T or NCR, as the case may be, has the ability, subject to specified restrictions, to assert infringement claims under the patents against companies that assert patent infringement claims against them, and has consent rights in the event the Company wishes to license the patents to certain third parties or for certain fields of use under specified circumstances. The defensive protection agreements also provide for one-time payments from AT&T and NCR to the Company.

   The patent license agreement entered into by the Company, AT&T and NCR provides for royalty-free cross-licenses to each company, under each of the other company's patents that are covered by the licenses, to use, lease, sell and import any and all products and services of the businesses in which the licensed company (including specified related companies) is now or hereafter engaged. The cross-licenses also permit each company, subject to specified limitations, to have third parties make items under the other companies' patents, as well as to pass through to customers certain rights under the other companies' patents with respect to products and services furnished to customers by the licensed company. In addition, the rights granted to the Company and AT&T include the right to license third parties under each of the other company's patents to the extent necessary to meet existing patent licensing obligations and AT&T has the right, subject to specified restrictions and procedures, to seek sublicensing of a limited number of identified patents to be assigned to the Company.

Technology Licenses And Related Matters

   The Company, AT&T and NCR executed and delivered assignments and other agreements, including the Technology License Agreement, related to technology then owned or controlled by AT&T and its subsidiaries. Technology includes copyrights, mask works and other intellectual property other than trademarks, trade names, trade dress, service marks and patent rights. The technology assignments divide ownership of technology among the Company, AT&T and NCR, with the Company and AT&T owning technology that was developed by or for, or purchased by, the Company's business or AT&T's services business, respectively, and NCR owning technology that was developed by or for, or purchased by, NCR. Technology that is not covered by any of these categories is owned jointly by the Company and AT&T or, in the case of certain specified technology, owned jointly by the Company, AT&T and NCR.

   The Technology License Agreement entered into by the Company, AT&T and NCR provides for royalty-free cross-licenses to each company to use the other companies' technology existing as of April 10, 1996, except for specified portions of each company's technology as to which use by the other companies is restricted or prohibited.


ITEM 2.  PROPERTIES.

   At September 30, 1996, the Company operated 58 manufacturing and repair sites, of which 23 were located in the United States, occupying in excess of
20.0 million square feet, of which approximately 1.1 million square feet were leased. The remaining 35 sites were located in 19 countries.

   At September 30, 1996, the Company operated 109 warehouse sites, of which 82 were located in the United States, occupying in excess of 3.0 million square feet, substantially all of which were leased. The remaining 27 sites were located in 16 countries.

   At September 30, 1996, the Company operated 882 office sites
(administration, sales, field service), of which 677 were located in the United States, occupying in excess of 19.0 million square feet, substantially all of which were leased. The remaining 205 sites were located in 47 countries.

   At September 30, 1996, the Company operated additional sites in 15 cities, of which 14 were located in the United States, with significant research and development activities, occupying in excess of 9.0 million square feet, of which approximately 1.4 million square feet were leased.

   The Company believes its plants and facilities are suitable and adequate, and have sufficient productive capacity, to meet its current needs.


ITEM 3. LEGAL PROCEEDINGS.

   In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. (Also see Item 1. "Business -- Separation Agreements -- Separation and Distribution Agreement" regarding the assumption by the Company of certain liabilities and contingent liabilities.) All such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 1996. While these matters could affect operating results of any one quarter when resolved in future periods and, while there can be no assurance with respect thereto, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet at September 30, 1996 would not be material to the Company's annual consolidated financial statements.

   On February 14, 1996, Bell Atlantic Corporation and DSC Communications Corporation filed a complaint against AT&T and the Company in the United States District Court for the Eastern District of Texas. The complaint alleges, among other things, that AT&T or the Company has monopolized or attempted to monopolize alleged markets for communications transmission equipment, related software and caller identification services. The complaint seeks injunctive relief and damages, after trebling, in excess of $3,500 million. AT&T and the Company do not believe that the complaint has merit and intend to defend the lawsuit vigorously. This matter has been set for trial in March 1997.

   See also the discussion in Item 1. "Business -- Employee Relations" and "-- Environmental Matters" for additional legal proceedings, and environmental matters and proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

   No matter was submitted to a vote of security holders in the final quarter of the fiscal year covered by this report.

                     Executive Officers of the Registrant
                           (as of December 1, 1996)

                                                                           Became
                                                                           Lucent
                                                                           Executive
                                                                           Officer
                                                                           On
           Name              Age
           ----              ---

Henry B. Schacht*. . . . . . 62. . .Chairman of the Board and. . . . . . . . .2-96
                                     Chief Executive Officer

Richard A. McGinn* . . . . . 50. . .President and Chief. . . . . . . . . . . .2-96
                                     Operating Officer

Curtis R. Artis. . . . . . . 48. . .Senior Vice President, . . . . . . . . . .2-96
                                     Human Resources

Gerald J. Butters. . . . . . 53. . .President, North American. . . . . . . . .2-96
                                     Region, Network Systems

Joseph S. Colson, Jr.. . . . 49. . .President, AT&T Customer . . . . . . . . .2-96
                                     Business Unit, Network Systems

Curtis J. Crawford . . . . . 49. . .President, Microelectronics. . . . . . . .2-96

Carleton S. Fiorina. . . . . 42. . .President, Consumer Products . . . . . . .2-96

William T. O'Shea. . . . . . 49. . .President, International,. . . . . . . . .2-96
                                     Network Systems

Donald K. Peterson . . . . . 47. . .Executive Vice President and . . . . . . .2-96
                                     Chief Financial Officer

Richard J. Rawson. . . . . . 44. . .Senior Vice President, . . . . . . . . . .2-96
                                     General Counsel and Secretary

Patricia F. Russo(1) . . . . 44. . .Executive Vice President and . . . . . . .2-96
                                     Chief Staff Officer

Daniel C. Stanzione. . . . . 51. . .President, Network Systems;. . . . . . . .2-96
                                     President, Bell Laboratories





---------------
* Member of the Board of Directors.
(1) Also, continuing as President, Business Communications Systems, for an interim period.

     All of the above executive officers have held high level managerial positions with the Company and prior thereto with AT&T or its affiliates for more than the past five years, except in the case of Messrs. Schacht, Butters and Peterson since February 1, 1996, January 15, 1994 and September 1, 1995, respectively. Mr. Schacht was Chief Executive Officer (1973-1994) and Chairman of the Board (1977-1995) of Cummins Engine Company, Inc., a manufacturer of diesel engines, and a member of the AT&T Board of Directors (1981-1996). Prior to joining AT&T, Mr. Butters was President of Northern Telecom, Inc., a telecommunications company, from January 1993 to January 1994 and prior thereto was Executive Vice President, Sales and Service, from February 1992 to January 1993 and Executive Vice President, Public Networks, from January 1991 to February 1992, both of Northern Telecom, Inc. Mr. Peterson held various senior executive positions at Northern Telecom, Inc. which included President of Nortel

Communications Systems, Inc. (from January 1993 to September 1995), Vice President of Finance of Northern Telecom, Inc. (from January 1991 to January
1993) and Group Vice President of Northern Telecom, Inc. (from September 1987 to January 1991).

   Officers are not elected for a fixed term of office but hold office until their successors have been elected.

                                    PART II

Items 5. through 8.

   The information required by these items is included in pages 38 through 68 of the Company's annual report to security holders for the fiscal year ended September 30, 1996. The referenced pages of the Company's annual report to security holders have been filed as Exhibit 13 to this document. Such information is incorporated herein by reference, pursuant to General Instruction G(2). As of November 30, 1996, there were approximately 1,900,000 shareholders of record.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None
                                   PART III

Items 10. through 13.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and officers to file reports of holdings and transactions in the Company's Common Shares with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Based on Company records and other information, the Company believes that all SEC filing requirements applicable to its Directors and officers with respect to the Company's fiscal year ending September 30, 1996 were complied with except one filing by Curtland E. Fields, a former Director of the Company, who inadvertently filed late because he did not receive timely information about his Section 16 responsibilities when he was named by AT&T to replace another AT&T nominee who resigned from the Company Board.

   Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report because the Company did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

   The other information required by Items 10 through 13 is included in the Company's definitive proxy statement dated December 30, 1996, on page 7 and page 10 through page 29.Such information is incorporated herein by reference, pursuant to General Instruction G(3).

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Documents filed as a part of the report:

          (1)  Financial Statements:

                                                                         Pages
               Report of Management ................................
               Report of Independent Auditors ......................       *

-----------------
* Incorporated herein by reference to the appropriate portions in pages 48 through 67 of the Company's annual report to security holders for the fiscal year ended September 30, 1996. (See Part II.)

               Statements:
                 Consolidated Statements of Income ................        *
                 Consolidated Balance Sheets ......................        *
                 Consolidated Statements of Changes in
                  Shareowner's Equity..............................        *
                 Consolidated Statements of Cash Flows ............        *
                 Notes to Consolidated Financial Statements .......        *

          (2)  Financial Statement Schedules:

               Report of Independent Auditors ......................       23

               Schedules:

               II -- Valuation and Qualifying Accounts .............       24

Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-09.

          (3)  Exhibits:

               Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number
    (3)(i) Articles of Incorporation of the registrant, as amended April 8, 1996 (Exhibit 3(i) to Form 8-K dated July 18, 1996, File No.
                001-11639).

   (3)(ii) By-Laws of the registrant, as amended July 17, 1996 (Exhibit 3(ii) to Form 8-K dated July 18, 1996, File No. 001-11639).

    (4)(a)      Indenture dated as of April 1, 1996 between Lucent Technologies
                Inc. and the Bank of New York, as Trustee (Exhibit 4A to
                Registration Statement on Form S-3 No. 333-01223).

    (4)(b) Other instruments in addition to Exhibit 4(a) which define the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, are not filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

  (10)(i)1      Separation and Distribution Agreement by and among Lucent
                Technologies Inc., AT&T Corp. and NCR Corporation, dated as of
                February 1, 1996 and amended and restated as of March 29, 1996
                (Exhibit 10.1 to Registration Statement on Form S-1 No. 333-00703).

  (10)(i)2      Tax Sharing Agreement by and among Lucent Technologies Inc., AT&T
                Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.6 to Registration
                Statement on Form S-1 No. 333-00703).

  (10)(i)3      Employee Benefits Agreement by and between AT&T and Lucent
                Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.2 to Registration
                Statement on Form S-1 No. 333-00703).

  (10)(i)4      Lucent Technologies Inc. Operating Agreement between Lucent
                Technologies and AT&T Capital Corporation, dated as of April 2,
                1996 (Exhibit 10.13 to Registration Statement on Form S-1 No.
                333-00703).

  (10)(i)5      Rights Agreement between Lucent Technologies Inc. and First Chicago
                Trust Company of New York, as Rights Agent, dated as of April 4,
                1996 (Exhibit 4.2 to Registration Statement on Form S-1 No.
                333-00703).

(10)(ii)(B)1    General Purchase Agreement by and between AT&T Corp. and Lucent
                Technologies Inc., dated February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.3 to Registration Statement on
                Form S-1 No. 333-00703).

(10)(ii)(B)2    Interim Services and Systems Replication Agreement by and among
                AT&T, Lucent Technologies Inc. and NCR, dated as of February 1,
                1996 and amended and restated as of March 29, 1996 (Exhibit 10.4 to
                Registration Statement on Form S-1 No. 333-00703).

(10)(ii)(B)3    Brand License Agreement by and between Lucent Technologies Inc. and
                AT&T, dated as of February 1, 1996 (Exhibit 10.5 to Registration
                Statement on Form S-1 No. 333-00703).

(10)(ii)(B)4    Patent License Agreement among AT&T, NCR and Lucent Technologies
                Inc., effective as of March 29, 1996 (Exhibit 10.7 to Registration
                Statement on Form S-1 No. 333-00703).

(10)(ii)(B)5    Amended and Restated Technology License Agreement among AT&T, NCR and Lucent Technologies Inc., effective as of March 29, 1996
                (Exhibit 10.8 to Registration Statement on Form S-1 No. 333-00703).

(10)(iii)(A)1   Lucent Technologies Inc. Long Term Incentive Program.

(10)(iii)(A)2   Lucent Technologies Inc. Deferred Compensation Plan for
                Non-Employee Directors.

(10)(iii)(A)3   Pension Plan for Lucent Non-Employee Directors (Exhibit 10.11 to
                Registration Statement on Form S-1 No. 333-00703).

(10)(iii)(A)4   Lucent Technologies Inc. Stock Retainer Plan for Non-Employee
                Directors (Exhibit 10.12 to Registration Statement on Form S-1 No.
                333-00703).

(10)(iii)(A)5   Lucent Technologies Inc. Excess Benefit and Compensation Plan.

(10)(iii)(A)6   Lucent Technologies Inc. Mid-Career Pension Plan.

(10)(iii)(A)7   Lucent Technologies Inc. Non-Qualified Pension Plan.

(10)(iii)(A)8   Lucent Technologies Inc. Officer Long-Term Disability and Survivor
                Protection Plan.

(10)(iii)(A)9   Lucent Technologies Inc. Officer Incentive Award Deferral Plan.

      (12)      Computation of Ratio of Earnings to Fixed Charges.

      (13)      Specified portions (pages 38 through 68) of the Company's Annual
                Report to security holders for the year ended September 30, 1996.

      (21)      List of subsidiaries of Lucent Technologies Inc.

      (23)      Consent of Coopers & Lybrand L.L.P.

      (24) Powers of Attorney executed by officers and directors who signed this report.

      (27)      Financial Data Schedule.

   The Company will furnish, without charge, to a security holder upon request a copy of the annual report to security holders and the proxy statement, portions of which are incorporated herein by reference thereto. The Company will furnish any other exhibit at cost.

   (b)  Reports on Form 8-K:

          Form 8-K dated July 18, 1996 was filed pursuant to Items 5 (Other Events), 7(c) (Exhibits), and 8 (Change in Fiscal Year).

          Form 8-K dated September 6, 1996 was filed pursuant to Item 7(c) (Exhibits).



                        REPORT OF INDEPENDENT AUDITORS



To the Shareowners of Lucent Technologies Inc.:


   Our report on the consolidated financial statements of Lucent Technologies Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 48 of the 1996 Annual Report to the Shareowners of Lucent Technologies Inc. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 21 of this Form 10-K.

   In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                        COOPERS & LYBRAND L.L.P.


New York, New York
October 24, 1996

                            Lucent Technologies Inc.
                Schedule II - Valuation and Qualifying Accounts
                                  In Millions

              Column A                            Column B            Column C             Column D            Column E
 -----------------------------------------     ------------   -----------------------     ----------         ---------

                                                              -------Additions-------
                                                 Balance at    Charged to    Charged to                     Balance at
              Description                       Beginning of    Costs &       Other                             End
                                                  Period       Expenses      Accounts    Deductions(a)       of Period
------------------------------------------------------------------------------------------------------------------------

Year 1996

Allowance for doubtful accounts                     248            64            -            39                  273
Reserves related to business restructuring
  and facility consolidation                      1,907           (98)(b)        -           520(b)             1,289
Deferred tax asset valuation allowance              142             7          102(d)          43                 208
Inventory valuation                                 790            92            9            247                 644

Year 1995

Allowance for doubtful accounts                     206            94           (3)            49                 248
Reserves related to business restructuring
  and facility consolidation                        133         1,774            -              -               1,907
Deferred tax asset valuation allowance               96            46            -              -                 142
Inventory valuation                                 591           336(c)         -            137                 790

Year 1994

Allowance for doubtful accounts                     143            82           17             36                 206
Reserves related to business restructuring
  and facility consolidation                        205             -           26             98                 133
Deferred tax asset valuation allowance              123             -            -             27                  96
Inventory valuation                                 521           174            -            104                 591

(a) Amounts written off as uncollectible, payments or reversals.
(b) See Note 4 of the Notes to Consolidated Financial Statements for background information.
(c) Includes $194 related to business restructuring in the fourth quarter of 1995.
(d) Relates to net asset additions and net liability reductions from AT&T.  See
      Note 1 of the Notes to Consolidated Financial Statements for background information.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                             By  James S. Lusk
                                 Vice President and Controller


December 30, 1996

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Principal Executive Officer:               #
                                            #
   Henry B. Schacht       Chairman          #
                          of the Board and  #
                          Chief Executive   #
                          Officer           #
                                            #
Principal Financial Officer:                #
                                            #
   Donald K. Peterson   Executive           #
                        Vice President and  #
                        Chief Financial     #
                        Officer             #
                                            #
Principal Accounting Officer:               #
                                            #
   James S. Lusk          Vice President    ##  By  James S. Lusk
                          and Controller    #      (attorney-in-fact)*
                                            #
Directors:                                  #
                                            #      December 30, 1996
                                            #
Paul A. Allaire                             #
Carla A. Hills                              #
Drew Lewis                                  #
Richard A. McGinn                           #
Paul H. O'Neill                             #
Donald S. Perkins                           #
Henry B. Schacht                            #
Franklin A. Thomas                          #
John A. Young                               #
                                            #
                                            #
                                            #   * As Principal Accounting
                                            #     Officer and by power of
                                            #     attorney
                                            #
                                            #

                                Exhibit Index



               Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number
    (3)(i) Articles of Incorporation of the registrant, as amended April 8, 1996 (Exhibit 3(i) to Form 8-K dated July 18, 1996, File No.
                001-11639).

   (3)(ii) By-Laws of the registrant, as amended July 17, 1996 (Exhibit 3(ii) to Form 8-K dated July 18, 1996, File No. 001-11639).

    (4)(a)      Indenture dated as of April 1, 1996 between Lucent Technologies
                Inc. and the Bank of New York, as Trustee (Exhibit 4A to
                Registration Statement on Form S-3 No. 333-01223).

    (4)(b) Other instruments in addition to Exhibit 4(a) which define the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, are not filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

  (10)(i)1      Separation and Distribution Agreement by and among Lucent
                Technologies Inc., AT&T Corp. and NCR Corporation, dated as of
                February 1, 1996 and amended and restated as of March 29, 1996
                (Exhibit 10.1 to Registration Statement on Form S-1 No. 333-00703).

  (10)(i)2      Tax Sharing Agreement by and among Lucent Technologies Inc., AT&T
                Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.6 to Registration
                Statement on Form S-1 No. 333-00703).

  (10)(i)3      Employee Benefits Agreement by and between AT&T and Lucent
                Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.2 to Registration
                Statement on Form S-1 No. 333-00703).

  (10)(i)4      Lucent Technologies Inc. Operating Agreement between Lucent
                Technologies and AT&T Capital Corporation, dated as of April 2,
                1996 (Exhibit 10.13 to Registration Statement on Form S-1 No.
                333-00703).

  (10)(i)5      Rights Agreement between Lucent Technologies Inc. and First Chicago
                Trust Company of New York, as Rights Agent, dated as of April 4,
                1996 (Exhibit 4.2 to Registration Statement on Form S-1 No.
                333-00703).

(10)(ii)(B)1    General Purchase Agreement by and between AT&T Corp. and Lucent
                Technologies Inc., dated February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.3 to Registration Statement on
                Form S-1 No. 333-00703).

(10)(ii)(B)2    Interim Services and Systems Replication Agreement by and among
                AT&T, Lucent Technologies Inc. and NCR, dated as of February 1,
                1996 and amended and restated as of March 29, 1996 (Exhibit 10.4 to
                Registration Statement on Form S-1 No. 333-00703).

(10)(ii)(B)3    Brand License Agreement by and between Lucent Technologies Inc. and
                AT&T, dated as of February 1, 1996 (Exhibit 10.5 to Registration
                Statement on Form S-1 No. 333-00703).

(10)(ii)(B)4    Patent License Agreement among AT&T, NCR and Lucent Technologies
                Inc., effective as of March 29, 1996 (Exhibit 10.7 to Registration
                Statement on Form S-1 No. 333-00703).

(10)(ii)(B)5    Amended and Restated Technology License Agreement among AT&T, NCR and Lucent Technologies Inc., effective as of March 29, 1996
                (Exhibit 10.8 to Registration Statement on Form S-1 No. 333-00703).

(10)(iii)(A)1   Lucent Technologies Inc. Long Term Incentive Program.

(10)(iii)(A)2   Lucent Technologies Inc. Deferred Compensation Plan for
                Non-Employee Directors.

(10)(iii)(A)3   Pension Plan for Lucent Non-Employee Directors (Exhibit 10.11 to
                Registration Statement on Form S-1 No. 333-00703).

(10)(iii)(A)4   Lucent Technologies Inc. Stock Retainer Plan for Non-Employee
                Directors (Exhibit 10.12 to Registration Statement on Form S-1 No.
                333-00703).

(10)(iii)(A)5   Lucent Technologies Inc. Excess Benefit and Compensation Plan.

(10)(iii)(A)6   Lucent Technologies Inc. Mid-Career Pension Plan.

(10)(iii)(A)7   Lucent Technologies Inc. Non-Qualified Pension Plan.

(10)(iii)(A)8   Lucent Technologies Inc. Officer Long-Term Disability and Survivor
                Protection Plan.

(10)(iii)(A)9   Lucent Technologies Inc. Officer Incentive Award Deferral Plan.

      (12)      Computation of Ratio of Earnings to Fixed Charges.

      (13)      Specified portions (pages 38 through 68) of the Company's Annual
                Report to security holders for the year ended September 30, 1996.

      (21)      List of subsidiaries of Lucent Technologies Inc.

      (23)      Consent of Coopers & Lybrand L.L.P.

      (24) Powers of Attorney executed by officers and directors who signed this report.

      (27)      Financial Data Schedule.