Form 10-Q
period 1996-12-31
LUCENT TECHNOLOGIES INC
filed 1997-02-14
CIK 1006240

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1996

                                       OR

          ----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

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

At January 31, 1997 638,169,488 common shares were outstanding.

 2                                                           Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                           For the Three
                                            Months Ended
                                            December 31,
                                           1996     1995

Revenues.............................   $ 7,938  $ 7,427

Costs................................     4,296    5,102

Gross margin.........................     3,642    2,325

Operating Expenses
Selling, general and
  administrative expenses ...........     1,459    3,046
Research and development expenses ...       713      713
Total operating expenses.............     2,172    3,759


Operating income(loss)...............     1,470   (1,434)
Other income - net ..................         9      122
Interest expense.....................        79       77
Income (loss) before income taxes....     1,400   (1,389)
Provision (benefit)for income taxes..       541     (372)

Net income(loss).....................   $   859  $(1,017)

Weighted average common shares
  outstanding (millions).............       638.2  524.7

Net income(loss)
  per common share...................   $   1.35   (1.94)

Dividends declared
  per common share...................   $   0.075       -


See Notes to Consolidated Financial Statements.

 3                                                           Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                         December 31,   September 30,
                                            1996            1996
ASSETS

Cash and cash equivalents..............   $  3,177        $ 2,241

Accounts receivable less
 allowances of $286 at
 December 31, 1996 and $273 at
 September 30, 1996 ...................      5,885          4,914

Inventories............................      2,459          3,288

Contracts in process (net of contract
 billings of $1,186 at
 December 31, 1996 and $708 at
 September 30, 1996....................        493            505

Deferred income taxes - net............      1,690          1,617

Other current assets...................        266            216

Total current assets...................     13,970         12,781

Property, plant and equipment, net
  of accumulated depreciation of
  $6,327 at December 31, 1996 and
  $6,333 at September 30, 1996.........      4,687          4,687

Prepaid pension costs..................      2,922          2,828

Deferred income taxes - net............        973            979

Capitalized software development costs.        344            362

Other assets...........................      1,153            989

TOTAL ASSETS...........................   $ 24,049       $ 22,626


See Notes to Consolidated Financial Statements.



                                    (CONT'D)

 4                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                        December 31,   September 30,
                                           1996            1996
LIABILITIES

Accounts payable.......................   $ 1,577       $   1,900
Payroll and benefit-related
  liabilities..........................     2,590           2,492
Postretirement and postemployment
  benefit liabilities..................       241             220
Debt maturing within one year..........     2,336           2,363
Other current liabilities..............     4,356           3,738

Total current liabilities..............    11,100          10,713

Postretirement and postemployment
  benefit liabilities..................     5,820           5,642
Long-term debt ........................     1,651           1,634
Other liabilities......................     1,960           1,951

Total liabilities .....................    20,531          19,940

SHAREOWNERS' EQUITY

Preferred stock-par value $1.00 per share
 Authorized shares: 250,000,000
 Issued and outstanding shares: None            -               -
Common stock-par value $.01 per share
 Authorized shares: 3,000,000,000
 Issued and outstanding shares:
 637,424,491 at December 31, 1996
 636,662,634 at September 30, 1996.....         6               6
Additional paid-in capital.............     2,622           2,595
Guaranteed ESOP obligation.............      (106)           (106)
Foreign currency translation...........       (22)            (16)
Retained earnings......................     1,018             207

Total shareowners' equity..............     3,518           2,686

TOTAL LIABILITIES AND
 SHAREOWNERS' EQUITY...................   $24,049         $22,626


See Notes to Consolidated Financial Statements.

5                                                            Form 10-Q - Part I

                     LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)
                                                    For the Three
                                               Months Ended December 31,
                                                  1996         1995
Operating Activities
Net income(loss).........................      $   859     $  (1,017)
Adjustments to reconcile net income(loss)
  to net cash provided by (used in)
  operating activities:
   Business restructuring charge.........          (54)        2,613
   Asset impairment and other charges....          (46)          188
   Depreciation and amortization.........          387           389
   Provision for uncollectibles..........           42            19
   Deferred income taxes.................          (67)         (745)
   (Increase) in accounts receivable ....       (1,025)       (1,608)
   Decrease in inventories
     and contracts in process............          813           215
   Increase (decrease)
     in accounts payable.................         (319)          392
   Changes in other operating assets
     and liabilities.....................          645           503
   Other adjustments for noncash
     items - net.........................            6            34
Net cash provided by
   operating activities..................        1,241           983

Investing Activities
Capital expenditures ....................         (344)         (493)
Proceeds from the sale or disposal of
  property, plant and equipment..........            3           104
Purchases of equity investments..........          (16)          (50)
Acquisitions, net of cash acquired.......         (124)            -
Dispositions.............................          179             -
Other investing activities - net.........           33          (133)
Net cash used in investing activities....         (269)         (572)

Financing Activities
Repayments of long-term debt ............           (6)          (14)
Repayments of debt sharing
  agreement - net........................            -           (67)
Proceeds of issuance of common stock.....           27             -
Dividends paid...........................          (48)            -
Transfers to AT&T........................            -          (203)
Decrease in short-term borrowings - net..          (14)          (89)
Net cash used in financing activities....          (41)         (373)




See Notes to Consolidated Financial Statements.
                                    (CONT'D)

 6                                                           Form 10-Q - Part I

                   LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                   For the Three
                                               Months Ended December 31,
                                                  1996         1995

Effect of exchange rate
  changes on cash........................            5           (3)

Net increase in cash and
  cash equivalents.......................          936           35

Cash and cash equivalents
  at beginning of year...................        2,241          413

Cash and cash equivalents
  at end of period.......................       $3,177         $448


















See Notes to Consolidated Financial Statements.

7                                                            Form 10-Q - Part I

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

1.    BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

On September 20, 1995, AT&T Corp. ("AT&T") announced its intention to create a separate company comprised of the AT&T businesses and operations that now comprise Lucent Technologies Inc. ("Lucent" or the "Company") and the associated assets and liabilities of those businesses and operations, including Bell Laboratories (the "Separation"). Lucent was incorporated on November 29, 1995 with 1,000 shares of Lucent common stock ("Common Stock"), authorized and outstanding, all of which were owned by AT&T. On April 2, 1996, AT&T obtained an additional 524,623,894 shares of Common Stock, and on April 10, 1996, Lucent issued 112,037,037 shares in the Initial Public Offering ("IPO") for $27 per share less underwriting discounts and commissions of $1.05 per share. On September 30, 1996, AT&T distributed to its shareowners all its remaining interests in Lucent ("Distribution"). The consolidated financial statements for 1996 reflect the assets and liabilities related to Lucent's operations, including the IPO proceeds and the impact of AT&T's retention of approximately $2,000 in customer accounts receivable.

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Lucent pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown.

The consolidated financial statements presented for the three month period ended December 31, 1995 reflects the results of operations and changes in cash flows of the businesses transferred to Lucent in 1996 from AT&T as if Lucent were a separate entity. The consolidated financial statements for 1995 have been prepared using the historical results of operations and historical basis of the assets and liabilities of these businesses. Additionally, the consolidated financial statements of Lucent include the allocation of certain AT&T corporate headquarters assets, liabilities and expenses relating to the Lucent businesses that were transferred to Lucent from AT&T. Management believes these allocations are reasonable. All intercompany transactions and balances between the Lucent businesses have been eliminated.

The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended September 30, 1996.

EARNINGS(LOSS) PER COMMON SHARE

For the three month periods ended December 31, 1996 and 1995, net earnings(loss) per common share was calculated by dividing the three month net income of $859 and the three month net loss of $1,017 by the weighted average shares that were outstanding during the respective periods. The 1995 loss per common share assumes that all shares issued to AT&T prior to the IPO were considered outstanding since January 1, 1995. Determination of the weighted average shares includes the impact of common stock equivalents.

 8                                                           Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


2.   SUPPLEMENTARY BALANCE SHEET

Inventories at December 31, 1996 and September 30, 1996 were as follows:

                                       December 31,   September 30,
                                          1996            1996

     Completed goods ...............   $ 1,065        $  1,837
     Work in process and
       raw materials................     1,394           1,451
     Total inventories .............   $ 2,459        $  3,288


3.   SIGNIFICANT CUSTOMERS

For the quarters ended December 31, 1996 and 1995, Lucent recorded $1,204 and $881, respectively, of revenues from AT&T.

At December 31, 1996, other current liabilities included a prepayment by AT&T of $500 to be applied to AT&T's purchases that are due and payable on or after January 1, 1997 for products, licensed materials and services from Lucent.

4.   BUSINESS RESTRUCTURING AND OTHER CHARGES

The pre-tax charge in the quarter ended December 31, 1995 for restructuring, impairments and other charges of $2,801 was recorded as $892 of costs, $1,645 of selling, general and administrative expenses, and $264 of research and development expenses. The charges included $1,509 for employee separations; $627 for asset write-downs; $202 for closing, selling and consolidating facilities; and $463 for other items. The total charges reduced net income by $1,847.

For the quarter ended December 31, 1996, Lucent reversed $54 of business restructuring and other charges primarily related to employee separations. The reversal was offset by a one-time write-off of $79 of in-process research and development acquired in the acquisition of Agile Networks, Inc.("Agile").

Cash payments of $115 were made for the quarter ended December 31, 1996 for the 1995 business restructuring charge. The reserve for business restructuring as of December 31, 1996 was $1,087.

 9                                                           Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


5.  COMMITMENTS AND CONTINGENCIES

Lucent's current and historical manufacturing and research operations are subject to a wide range of environmental protection laws in the United States and other countries. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities underway at 46 current and former facilities. In addition, Lucent was named a successor to AT&T as a PRP at numerous "Superfund" sites pursuant to CERCLA or comparable state statutes. Under the Separation and Distribution Agreement, among AT&T, Lucent and NCR Corporation ("NCR"), dated as of February 1, 1996, and amended and restated as of March 29, 1996 ("Separation and Distribution Agreement"), Lucent is responsible for all liabilities primarily resulting from or related to the operation of the Company's Business as conducted at any time prior to, on or after the Separation including related businesses discontinued or disposed of prior to the Separation, and Lucent's assets including, without limitation, those associated with these sites. In addition, under the Separation and Distribution Agreement, Lucent is required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable, whether the claims are asserted or unasserted. The amounts provided for in Lucent's consolidated financial statements in respect of environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws, will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows.

Lucent has several significant contracts for the sale of infrastructure systems to network operators which extend over a multi-year period, and expects to enter into similar contracts in the future, with the uncertainties that involve new technologies which may not have been previously deployed on a large-scale commercial basis. Lucent may incur significant initial cost overruns and losses on such contracts which would be recognized in the quarter in which they became ascertainable. One of Lucent's multi-year contracts is with Pacific Bell for the provision of a broadband network based on hybrid fiber-coaxial cable technology. In July 1996, Lucent and Pacific Bell agreed to modify the terms of the contract so as to resolve issues and potential claims which may have arisen due to implementation difficulties and cost overruns under the contract. Lucent's financial statements include reserves to reflect these contract modifications. Lucent will continue to assess the adequacy of these reserves.

10                                                           Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Lucent Technologies Inc. ("Lucent" or the "Company") reported net income of $859 million, or $1.35 per share for the quarter ended December 31, 1996. The year-ago quarterly net loss was $1,017 million, or $1.94 per share. On a pro forma basis, net income and earnings per share for the quarter ended December 31, 1995 was $830 million and $1.30, respectively. The pro forma presentation of net income and earnings per share excludes $1,847 million of after-tax restructuring charges in the quarter ended December 31, 1995, assumes that all
636.7 million common shares outstanding on April 10, 1996 were outstanding since January 1, 1995 and gives no effect to the use of proceeds from the IPO.

Operating income increased $2,904 million in the quarter compared with the same quarter in 1995 and is 18.5% as a percent of revenues. The increase was largely due to the restructuring charges in the fourth quarter of calendar year 1995. Excluding the impact of restructuring charges, operating income increased $103 million reflecting the 6.9% revenue growth, partially offset by increases in research and development expenses.

Prior to February 1, 1996, AT&T conducted the Company's businesses through various divisions and subsidiaries. On February 1, 1996, AT&T began effectuating the Separation by transferring to the Company the assets and liabilities related to such businesses, except that AT&T retained accounts receivable having a face amount of approximately $2,000 million. The effective date of the transfer of employee benefit assets and liabilities to Lucent, or trusts established by Lucent, was October 1, 1996.

The Lucent consolidated financial statements at and for the period ended December 31, 1995 reflect the financial position, results of operations and cash flows of the business transferred to Lucent from AT&T in the Separation. As a result, these consolidated financial statements of Lucent have been carved out from the financial statements of AT&T using the historical results of operations and historical basis of the assets and liabilities of the business. Additionally, the consolidated financial statements of Lucent include certain assets, liabilities, revenues and expenses which were not historically recorded at the level of, but are primarily associated with, the business. Management believes the assumptions underlying Lucent's financial statements are reasonable.

VARIABILITY IN THE BUSINESS

Lucent's sales continue to be highly seasonal. Many of Lucent's large customers have historically delayed a disproportionate percentage of their capital expenditures until the fourth quarter of the calendar year. Consequently, Lucent's results of operations for the first three quarters of each calendar year historically have, in the aggregate, been significantly less profitable than the fourth quarter. In the past, Lucent has reported net losses in the first quarter of each calendar year.

To manage this fluctuation caused by the buying behaviors of large customers, Lucent continues to seek out new types of customers both in the United States and internationally, such as competitive access providers, cable television network operators and computer manufacturers.

 11                                                          Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Lucent is one of the world's leading designers, developers and manufacturers of telecommunications systems, software and products. Lucent is a global market leader in the sale of public telecommunications systems, and is a supplier of systems and software to most of the world's largest network operators. Lucent is also a global leader in the sale of business communications systems and microelectronic components for communications systems and computer manufacturers. In addition, Lucent is the largest supplier in the United States of consumer telecommunications products. Lucent is comprised of the systems and technology units that were formerly part of AT&T, including the research and development capabilities of Bell Laboratories. Lucent is engaged in the design, development, manufacturing and servicing of systems and software for telecommunications applications within the global telecommunications networking industry. These integrated systems enable network operators and business enterprises to connect, route, manage and store information between and within locations.

REVENUES - THREE MONTHS ENDED DECEMBER 31, 1996 VERSUS THREE
MONTHS ENDED DECEMBER 31, 1995


Total revenues increased to $7,938 million, or 6.9% in the quarter ended December 31, 1996 compared with the same quarter of 1995, primarily due to gains in sales from Systems for Network Operators, Microelectronic Products and Business Communications Systems. The overall revenue growth was partially offset by the continued decline in revenue from Consumer Products and Other Systems and Products. Revenue growth was driven by domestic sales as well as increases in international sales.


The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the three months ended December 31, 1996 and 1995:

                                                      Three Months
                                                          Ended
                                                      December 31,
  Dollars in Millions                       --------------------------------
                                                 1996          1995
                                               -------       -------
Systems for Network Operators........          $5,026   63%   $4,555   61%
Business Communications Systems......           1,733   22     1,526   21
Microelectronic Products.............             671    9       559    8
Consumer Products....................             330    4       551    7
Other Systems and Products...........             178    2       236    3
Total................................          $7,938  100%   $7,427  100%

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $471 million, or 10.3% in 1996 compared with the same quarter in 1995. The increase was driven by higher sales of wireless systems, fiber optic systems and professional services. Demand for those products was driven by second line subscriber growth in businesses and residences for internet services and data traffic. During the current quarter, Lucent began recognizing revenue related to its personal comunications services ("PCS") contracts as systems went on-line.

12                                                           Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Sales from Systems for Network Operators in the United States increased by 16% over the yearago quarter. The revenue increase in the United States was led by sales to United States service providers, including non-traditional customers such as competitive access providers and cable television providers. International revenues for the quarter ended December 31, 1996 remained relatively flat compared with the same quarter in 1995. International revenue for 1996 includes approximately $151 million in revenue resulting from the operations of certain subsidiaries of Philips Electronics NV ("Philips") acquired by Lucent. International revenues represented 30.4% of revenues from Systems for Network Operators for the quarter ended December 31, 1996 compared with 33.9% in same quarter in 1995.

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $207 million, or 13.6% compared with the same quarter in 1995. This increase was led by sales of DEFINITY(R), integrated offers such as call centers, as well as higher revenue from small business systems and advanced multimedia communications systems. This increase is partially offset by the continued erosion of the rental base. International revenues increased by 9.6%, largely due to growth in the Asia/Pacific and Caribbean/Latin America regions. International revenue represented approximately 15% of the revenue for the quarter. For the quarter ended December 31, 1996, domestic revenues increased 14.3% as compared to the same quarter of 1995.

Sales of MICROELECTRONIC PRODUCTS increased $112 million, or 20.0% compared with the same quarter in 1995 due to higher sales of customized chips for computing and communications, including components for local area networks and data networking, high-end computer workstations, wireless telephones and computer modems. Domestic revenues increased 7.4% compared to the same quarter in 1995, led by sales to original equipment manufacturers ("OEMs"). International revenues increased 34.2%. The growth in international revenues was driven by sales in the Asia/Pacific and European regions. International revenues represented 52.6% of the Microelectronic Products sales in the quarter ended December 31, 1996 compared with 47.0% for the same period of 1995.

Revenues from CONSUMER PRODUCTS sales decreased $221 million, or 40.1% compared with the same quarter in 1995. The decline in revenues was primarily due to the decrease in product sales related to the closing of the Phone Center Stores, the discontinuance of unprofitable product lines and the continued decrease in phone rentals. Consumer Products will continue to distribute its products through retailers.

Revenues from sales of OTHER SYSTEMS AND PRODUCTS decreased $58 million, or 24.6% compared with the same quarter in 1995. The reduction in revenues was largely due to the sale of Lucent's data communications and custom manufacturing systems businesses.

Total costs decreased $806 million, or 15.8% in 1996 compared with the same quarter in 1995 due to the restructuring charges in 1995. Without restructuring, costs increased $86 million primarily due to increases in sales volume. As a percentage of revenue, gross margin increased to 45.9% from 31.3% in the year-ago quarter. Excluding restructuring, gross margin as a percentage of revenue for the quarter ended December 31, 1995 was 43.3%. The increase in gross margin percentage was due to overall favorable changes in the mix of hardware revenues offset in part by the erosion of high margin rental revenues.


--------------------------------------
(R)  Registered trademark of Lucent

 13                                                          Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING EXPENSES - THREE MONTHS ENDED DECEMBER 31, 1996 VERSUS THREE MONTHS ENDED DECEMBER 31, 1995

Selling, general and administrative expenses decreased $1,587 million, or 52.1% compared with the same quarter in 1995. This decrease is attributed to the restructuring charge of $1,645 million in the quarter ended December 31, 1995. Without restructuring, selling, general and administrative expenses increased by $58 million, or 4.1%. This increase was due in part from the start-up costs of $39 million associated with the launch of a new company, such as advertising and creating a new information systems infrastructure, as well as expenses associated with the operations of Philips and additional expenses incurred as a result of higher sales volume. These increases were offset in part by the reversal of calendar year 1995 business restructuring reserves of $54 million.

Selling, general and administrative expenses as a percentage of revenues were 18.4% for the quarter ended December 31, 1996 as compared to 41.0% for the same quarter in 1995. Excluding the impact of restructuring, selling, general and administrative expenses as a percentage of revenues for the quarter ended December 31, 1995 were 18.9%.

Research and development expenses were comparable for the quarters ended December 31, 1996 and 1995. Excluding the impact of restructuring charges for the quarter ended December 31, 1995, research and development expenses increased by $264 million, primarily due to expenditures in support of the wireless infrastructure, microelectronic products and the one-time write-off of $79 million of in-process research and development acquired in the acquisition of Agile.

Research and development expenses represented 9.0% of revenues for the quarter ended December 31, 1996 as compared with 9.6% of revenues in the same quarter of 1995. Excluding 1995 restructuring charges, research and development expenses as a percentage of revenues increased 3.0 percentage points from 6.0% for the quarter ended December 31, 1995.

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - THREE MONTHS ENDED DECEMBER 31, 1996 VERSUS THREE MONTHS ENDED DECEMBER 31, 1995

Other income -- net decreased $113 million for the quarter ended December 31, 1996 compared with the same quarter in 1995. This decrease was largely due to a gain recognized in the December 31, 1995 quarter resulting from an adjustment of market value for securities held for trade.

Interest expense for the quarter ended December 31, 1996 was relatively flat compared with the same quarter in 1995.

The effective income tax rate of 38.6% for the quarter ended December 31, 1996 increased from the effective income tax benefit rate of 26.8% in the same quarter of 1995 which resulted from the 1995 business restructuring charges. Excluding 1995 restructuring charges, the effective income tax rate decreased from 41.2% for the quarter ended December 31, 1995 primarily due to the tax impact resulting from foreign earnings and increased research credits, offset in part by the tax impact associated with the write-off of in-process research and development acquired in the acquisition of Agile.

 14                                                          Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets increased $1,423 million, or 6.3%, from fiscal year-end 1996. This overall increase was due to an increase in cash and cash equivalents of $936 million and an increase of receivables of $971 million, offset by a decrease in inventories of $829 million. The increase in cash was generated by cash flow from operations. The increase in receivables and decrease in inventories is consistent with the cyclical nature of business, when receivables are at their highest levels and inventories at their lowest levels at the close of the calendar year.

Working capital, defined as current assets less current liabilities, increased $802 million from fiscal year-end 1996 primarily resulting from asset increases discussed above and decreases in accounts payable offset by an increase in other current liabilities for accrued income taxes.

Lucent expects that, over time, it may replace all or part of the outstanding commercial paper with short- or long-term borrowings as market conditions permit. At December 31, 1996, Lucent also maintained approximately $6,400 million in credit facilities of which a portion is used to support Lucent's commercial paper program. At December 31, 1996, approximately $6,200 million was unused. Future financings will be arranged to meet Lucent's requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions. Lucent anticipates that borrowings under its bank credit facilities, the issuance of additional commercial paper, cash generated from operations and short- and long-term debt financings will be adequate to satisfy its future cash requirements, although there can be no assurance that this will be the case.

In recent years, the purchasing behavior of Lucent's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend is expected to intensify, and contributes to the variability of Lucent's results. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require investments which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent performance and acceptance criteria which can also cause revenue recognition delays and contract termination, as well as financing from Lucent.

Network operators, domestically and internationally, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to over a billion dollars. In this regard, Lucent entered into a credit agreement in October 1996 to provide Sprint Spectrum LP long-term financing of $1,800 million for purchasing equipment and services for its PCS network. Payment of quarterly interest on each borrowing may be deferred at the borrower's option for up to two years. Lucent is currently discussing with financial institutions potential alternatives to sell loans it may make under the credit agreement, which will depend, among other things, on the market conditions and requirements at the time. Lucent has also entered into a credit agreement to provide, or committed to providing subject to completion of final contracts and certain conditions, up to approximately $850 million in total to three other PCS operators. Lucent is continuing to propose, and commit to provide, financing where appropriate for its business, in addition to the above arrangements. The ability of Lucent to arrange or provide financing for network operators will depend on a number of factors, including Lucent's capital structure and level of available credit.

In the normal course of business, Lucent uses various financial instruments, including derivative financial instruments, for purposes other than trading. Derivative financial instruments are not entered into for speculative purposes. Lucent's derivative financial instruments include foreign currency exchange contracts. Lucent's nonderivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt.

15                                                           Form 10-Q - Part I

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

By their nature, all such instruments involve risk, including market risk and the credit risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized in the balance sheet. All of Lucent's foreign currency exchange contracts are hedges against specific exposures. In foreign exchange contracts, Lucent assumed the risk from the possible inability of counterparties to meet the terms of their contracts; however, management believes this risk to be remote since the counterparties to these contracts are major international institutions. Lucent controls its exposure to credit risk associated with its financial instruments through credit approvals, credit limits and monitoring procedures. At December 31, 1996, in management's opinion, Lucent did not have any significant exposure to any individual customer or counterparty, nor did Lucent have any major concentration of credit risk related to any financial instrument.

CASH FLOWS

Cash provided by operating activities increased compared with the same period in 1995 due to a larger decrease in inventory levels, a slower increase in accounts receivable and higher accrued income taxes.

Cash payments of $115 million were made for the quarter ended December 31, 1996 for the 1995 business restructuring charge. Of such total charges, approximately $1.0 billion will result in future cash payments. Of the 23,000 employees that Lucent announced it would downsize and that are included in the aforementioned restructuring charges, approximately 15,600 people have left the payroll as of December 31, 1996.

Comparing the quarters ended December 31, 1996 and 1995, the reduction in cash used in investing was due to a decrease in capital expenditures. Capital expenditures, the largest component, were $344 million and $493 million for the three month periods ended December 31, 1996 and December 31, 1995, respectively. Capital expenditures generally relate to expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity, and expenditures for cost reduction efforts and international growth.

For the quarter ended December 31, 1996, cash used in financing activities decreased primarily due to the transfers to AT&T during 1995. As of October 1, 1996, all transfers to and from AT&T were completed.

In 1995, Lucent relied on AT&T to provide financing for its operations. The cash flows from financing activities in 1995 principally reflect changes in the Company's assumed capital structure. These cash flows are not necessarily indicative of the cash flows that would have resulted if the Company were a stand-alone entity.

The ratio of total debt to total capital (debt plus equity) was 53.1% at December 31, 1996 compared to 59.8% on at September 30, 1996.

OTHER

Lucent's current and historical manufacturing and research operations are subject to a wide range of environmental protection laws in the United States and other countries. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities underway at 46 current and former facilities. In addition, Lucent was named a successor to AT&T as a PRP at numerous "Superfund" sites pursuant to CERCLA or comparable state statutes. Under the Separation and Distribution Agreement, Lucent is responsible for all liabilities primarily resulting from or related to the operation of the Company's business as conducted at any time prior to, on or after the Separation including related businesses discontinued or disposed of prior to the Separation, and Lucent's assets including, without limitation, those associated with these

16                                                           Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

sites. In addition, under the Separation and Distribution Agreement, Lucent is required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable, whether the claims are asserted or unasserted. The amounts provided for in Lucent's consolidated financial statements in respect of environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws, will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows.

Lucent has several significant contracts for the sale of infrastructure systems to network operators which extend over a multi-year period, and expects to enter into similar contracts in the future, with the uncertainties discussed above. One of Lucent's multi-year contracts is with Pacific Bell for the provision of a broadband network based on hybrid fiber-coaxial cable technology. In July 1996, Lucent and Pacific Bell agreed to modify the terms of the contract so as to resolve issues and potential claims which may have arisen due to implementation difficulties and cost overruns under the contract. Lucent's financial statements include reserves to reflect these contract modifications. Lucent will continue to assess the adequacy of these reserves.

In connection with the December sale of Lucent's interconnect products business, Lucent entered into a contract to purchase products from Hicks, Muse, Tate and Furst Incorporated of Dallas for approximately $1.8 billion over a five year period. Lucent anticipates using these products in the normal course of business.

FORWARD-LOOKING STATEMENTS

This Form 10-Q report contains forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Any Form 10-K, Annual Report to Shareowners, Form 10-Q or Form 8-K of the Company may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

For a description of the Future Factors that could cause actual results to differ materially from such forward-looking statements, see the discussion thereof contained in the Company's Form 10-K for the Transition Period from January 1, 1996 to September 30, 1996 in Item 1 under the section entitled "OUTLOOK-Forward Looking Statements" and the remainder of the OUTLOOK section. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other Future Factors.

17                                                           Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION



RECENT PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (the "Standard"). This Standard provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This Standard is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. For Lucent, this Standard will be effective in the second quarter of the new fiscal year 1997. The adoption of this Standard is not expected to impact Lucent's consolidated results of operations, financial position or cash flows.

18                                                          Form 10-Q - Part II

                      Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit Number

     12   Computation of Ratio of Earnings to Fixed Charges

     27   Financial Data Schedule

(b)  Reports on Form 8-K:

     Not applicable

19                                                                    Form 10-Q




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            Lucent Technologies Inc.









Date February 10, 1997

                          James S. Lusk
                          Vice President and Controller
                         (Principal Accounting Officer)

 20                                                                   Form 10-Q


                                Exhibit Index

Exhibit
Number

 12                             Computation of Ratio of Earnings to
                                Fixed Charges

 27                             Financial Data Schedule