Form 10-Q
period 1997-03-31
LUCENT TECHNOLOGIES INC
filed 1997-05-14
CIK 1006240

1

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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

                     Telephone - Area Code 908-582-8500




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes .X No ....

At April 30, 1997 639,926,170 common shares were outstanding.

2
                                                              Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                           For the Three        For the Six
                                            Months Ended       Months Ended
                                             March 31,           March 31,
                                           1997     1996       1997      1996

Revenues.............................    $5,149   $4,577     $13,087   $12,004

Costs................................     2,981    2,753       7,277     7,855

Gross margin.........................     2,168    1,824       5,810     4,149

Operating Expenses
Selling, general and
  administrative expenses ...........     1,287    1,341       2,746     4,387
Research and development expenses ...       738      583       1,451     1,296
Total operating expenses.............     2,025    1,924       4,197     5,683


Operating income(loss)...............       143     (100)      1,613    (1,534)
Other income - net ..................        40        7          49       129
Interest expense.....................        77       76         156       153
Income(loss) before income taxes.....       106     (169)      1,506    (1,558)
Provision(benefit) for income taxes..        40      (66)        581      (438)

Net income(loss)...................      $   66   $ (103)    $   925   $(1,120)

Weighted average common shares
  outstanding (millions).............     640.3    524.6       639.3     524.6

Net income(loss)
  per common share...................    $ 0.10   $(0.20)    $  1.45   $ (2.13)

Dividends declared
  per common share...................    $ 0.075     n/a     $  0.15       n/a


See Notes to Consolidated Financial Statements.

                                                              Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                          March 31,     September 30,
                                            1997            1996
ASSETS

Cash and cash equivalents..............   $ 2,013        $ 2,241

Accounts receivable less
 allowances of $301 at
 March 31, 1997 and $273 at
 September 30, 1996 ...................     4,785          4,914

Inventories............................     2,733          3,288

Contracts in process (net of contract
 billings of $1,479 at
 March 31, 1997 and $708 at
 September 30, 1996....................       630            505

Deferred income taxes - net............     1,544          1,617

Other current assets...................       565            216

Total current assets...................    12,270         12,781

Property, plant and equipment, net
  of accumulated depreciation of
  $6,309 at March 31, 1997 and
  $6,333 at September 30, 1996.........     4,760          4,687

Prepaid pension costs..................     3,013          2,828

Deferred income taxes - net............     1,064            979

Capitalized software development costs.       340            362

Other assets...........................     1,039            989

TOTAL ASSETS...........................   $22,486        $22,626


See Notes to Consolidated Financial Statements.



                                    (CONT'D)

4
                                                             Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                        March 31,      September 30,
                                           1997            1996
LIABILITIES

Accounts payable.......................   $ 1,278         $ 1,900
Payroll and benefit-related
  liabilities..........................     1,954           2,492
Postretirement and postemployment
  benefit liabilities..................       237             220
Debt maturing within one year..........     2,274           2,363
Other current liabilities..............     3,602           3,738

Total current liabilities..............     9,345          10,713

Postretirement and postemployment
  benefit liabilities..................     5,911           5,642
Long-term debt ........................     1,678           1,634
Other liabilities......................     1,964           1,951

Total liabilities .....................    18,898          19,940

SHAREOWNERS' EQUITY

Preferred stock-par value $1.00 per share
 Authorized shares: 250,000,000
 Issued and outstanding shares: none...         -               -
Common stock-par value $.01 per share
 Authorized shares: 3,000,000,000
 Issued and outstanding shares:
 639,085,958 at March 31, 1997
 636,662,634 at September 30, 1996.....         6               6
Additional paid-in capital.............     2,698           2,595
Guaranteed ESOP obligation.............       (92)           (106)
Foreign currency translation...........      (107)            (16)
Retained earnings......................     1,083             207

Total shareowners' equity...............    3,588           2,686

TOTAL LIABILITIES AND
 SHAREOWNERS' EQUITY...................   $22,486         $22,626


See Notes to Consolidated Financial Statements.

5
                                                              Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)
                                                 For the Six Months
                                                Months Ended March 31,
                                                  1997         1996
Operating Activities
Net income(loss).........................         $925       $(1,120)
Adjustments to reconcile net income(loss)
  to net cash provided by (used in)
  operating activities:
   Business restructuring charge.........          (54)        2,613
   Asset impairment and other charges....          (46)          188
   Depreciation and amortization.........          681           694
   Provision for uncollectibles..........           63            35
   Deferred income taxes.................          (11)         (782)
   Decrease (increase)in
     accounts receivable ................          111        (2,688)
   Decrease (increase)in inventories
     and contracts in process............          390          (394)
   (Decrease)increase in
     accounts payable....................         (679)          571
   Changes in other operating assets
     and liabilities.....................         (869)          158
   Other adjustments for noncash
     items - net.........................         (108)          (57)
Net cash provided by (used in)
 operating activities....................          403          (782)

Investing Activities
Capital expenditures ....................         (681)         (761)
Proceeds from the sale or disposal of
  property, plant and equipment..........           36           110
Purchases of equity investments..........          (89)          (53)
Sales of equity investments..............            -            69
Acquisitions, net of cash acquired.......         (135)         (234)
Dispositions.............................          181             -
Other investing activities - net.........           80          (154)
Net cash used in investing activities....         (608)       (1,023)

Financing Activities
Repayments of long-term debt ............           (7)          (27)
Issuance of long-term debt...............           42            22
Proceeds of Working Capital Facility.....            -         1,914
Proceeds of issuance of common stock.....          128             -
Dividends paid...........................          (96)            -
Repayments of debt sharing
  agreement - net........................            -           (67)
Transfers to AT&T........ ...............            -          (203)
Decrease in short-term
  borrowings - net.......................          (84)          (66)

Net cash provided by
 (used in) financing activities..........          (17)        1,573

See Notes to Consolidated Financial Statements.
                                    (CONT'D)

6
                                                             Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                   For the Six
                                               Months Ended March 31,
                                                  1997         1996

Effect of exchange rate
  changes on cash........................           (6)          (7)

Net decrease in cash and
  cash equivalents.......................         (228)        (239)

Cash and cash equivalents
  at beginning of year...................        2,241          413

Cash and cash equivalents
  at end of period.......................      $ 2,013      $   174

7
                                                              Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

1.    BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

On September 20, 1995, AT&T Corp. ("AT&T") announced its intention to create a separate company comprised of the AT&T operations that now comprise Lucent Technologies Inc. ("Lucent" or the "Company") and the associated assets and liabilities of those operations, including Bell Laboratories (the "Separation"). Lucent was incorporated on November 29, 1995 with 1,000 shares of Lucent common stock ("Common Stock"), authorized and outstanding, all of which were owned by AT&T. On April 2, 1996, AT&T obtained an additional 524,623,894 shares of Common Stock, and on April 10, 1996, Lucent issued 112,037,037 shares in the Initial Public Offering ("IPO") for $27 per share less underwriting discounts and commissions of $1.05 per share. On September 30, 1996, AT&T distributed to its shareowners all its remaining interests in Lucent ("Distribution").

The consolidated financial statements for 1996 reflect the assets and liabilities related to Lucent's operations, including the IPO proceeds and the impact of AT&T's retention of approximately $2,000 in customer accounts receivable and a pre-tax charge of $2,801 ($1,847 after taxes), to cover restructuring costs of $2,613 and asset impairment and other charges of $188 (See Note 3).

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Lucent pursuant to the rules and regulations of the Securities and Exchange Commission and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown.

The consolidated financial statements presented for the six month period ended March 31, 1996 reflect the results of operations and changes in cash flows of the businesses transferred to Lucent in 1996 from AT&T as if Lucent were a separate entity. The consolidated financial statements for this period have been prepared using the historical results of operations and historical basis of the assets and liabilities of these businesses. Additionally, the consolidated financial statements of Lucent include the allocation of certain AT&T corporate headquarters assets, liabilities and expenses relating to the Lucent businesses that were transferred to Lucent from AT&T. Management believes these allocations are reasonable. All intercompany transactions and balances between the Lucent businesses have been eliminated.

The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the period ended September 30, 1996 and the unaudited consolidated financial statements and notes thereto included in the Company's quarterly report on Form 10-Q for the period ended December 31, 1996.

8
                                                            Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

EARNINGS (LOSS) PER COMMON SHARE

For the three and six month periods ended March 31, 1997, earnings per common share was calculated by dividing the three month net income of $66 and the six month net income of $925 by the weighted average shares that were outstanding during the respective periods. For the three and six month periods ended March 31, 1996, loss per common share was calculated by dividing the three month net loss of $103 and the six month net loss of $1,120 by the weighted average shares that were outstanding during the respective periods. The loss per common share for the three and six month periods ended March 31, 1996 assumes that all shares issued to AT&T prior to the IPO were considered outstanding since January 1, 1995. For the fiscal year 1997, determination of the weighted average shares includes the impact of common stock equivalents.


2.   SUPPLEMENTARY BALANCE SHEET AND CASH FLOW INFORMATION

Inventories at March 31, 1997 and September 30, 1996 were as follows:

                                        March 31,     September 30,
                                          1997            1996

     Completed goods ...............    $1,489          $1,837
     Work in process and
       raw materials................     1,244           1,451
     Total inventories .............    $2,733          $3,288

The statement of cash flows for the six-month period ended March 31, 1996 excludes $2,000 million of customer accounts receivable retained by AT&T as well as a net asset transfer of $144 received from AT&T. These transactions have not been reflected on the consolidated statement of cash flows because they were noncash events accounted for as changes in paid-in capital.


3.   BUSINESS RESTRUCTURING AND OTHER CHARGES

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

For the six month period ended March 31, 1997, Lucent reversed $54 of business restructuring and other charges primarily related to employee separations. The reversal was offset by a one-time write-off of $79 of in-process research and development acquired in the acquisition of Agile Networks, Inc.("Agile").

Cash payments of $80 and $195 were made for the three month and six month periods ended March 31, 1997, respectively for the 1995 business restructuring charge. The reserve for business restructuring as of March 31, 1997 was $1,007.

9
                                                             Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


4.  COMMITMENTS AND CONTINGENCIES

Lucent has several significant contracts for the sale of infrastructure systems to network operators which extend over multi-year periods, and expects to enter into similar contracts in the future, with the uncertainties that involve new technologies which may not have been previously deployed on a large-scale commercial basis. Lucent may incur significant initial cost overruns and losses on such contracts which would be recognized in the quarter in which they became ascertainable. Lucent in the normal course of business establishes reserves for these contracts as deemed necessary.

One of Lucent's multi-year contracts is with Pacific Bell for the provision of a broadband network based on hybrid fiber-coaxial cable technology. In July 1996, Lucent and Pacific Bell agreed to modify the terms of the contract so as to resolve issues and potential claims which may have arisen due to implementation difficulties and cost overruns under the contract. Lucent's financial statements include reserves to reflect these contract modifications. Lucent will continue to assess the adequacy of these reserves. The initial network testing of the Pacific Bell broadband network is expected to begin in calendar year 1998.

Lucent's current and historical manufacturing and research operations are subject to a wide range of environmental protection laws in the United States and other countries. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities underway at 36 current and former facilities. In addition, Lucent was named a successor to AT&T as a potentially responsible party ("PRP") at numerous "Superfund" sites pursuant to Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or comparable state statutes. Under the Separation and Distribution Agreement, among AT&T, Lucent and NCR Corporation ("NCR"), dated as of February 1, 1996, and amended and restated as of March 29, 1996 ("Separation and Distribution Agreement"), Lucent is responsible for all liabilities primarily resulting from or related to the operation of the Company's business as conducted at any time prior to, on or after the Separation including related businesses discontinued or disposed of prior to the Separation, and Lucent's assets including, without limitation, those associated with these sites. In addition, under the Separation and Distribution Agreement, Lucent is required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

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

10
                                                              Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

HIGHLIGHTS

Lucent reported net income of $66 million, or $0.10 per share for the quarter ended March 31, 1997. The year-ago quarterly net loss was $103 million, $0.20 loss per share and $0.16 loss per share on a pro forma basis . For the current six-month period, Lucent reported net income of $925 million, or $1.45 per share compared with a net loss of $1,120 million, or $2.13 per share in the prior year. On a pro forma basis, Lucent reported net income of $727 million, or $1.14 per share for the six-month period ended March 31, 1996. The pro forma presentation of net income and earnings per share excludes $1,847 million of after-tax restructuring charges in the quarter ended December 31, 1995, and assumes that all 636.7 million common shares outstanding on April 10, 1996 were outstanding since January 1, 1995 and gives no effect to the use of proceeds from the IPO.

Operating income of $143 million reflects an increase of $243 million in the quarter compared with the same quarter in 1996 and was 2.8% percent of revenues. For the six months ended March 31, 1997, operating income of $1,613 million reflects an increase of $3,147 million, largely due to the restructuring charges in the fourth quarter of calendar year 1995. Excluding the impact of restructuring charges, operating income for the six months ended March 31, 1997 increased $346 million to 12.3% of revenues. For both the three and six month periods, the increase reflects higher sales volumes, benefits associated with business productivity improvement initiatives, and a favorable mix of higher margin products.

Prior to February 1, 1996, AT&T conducted the Company's business through various divisions and subsidiaries. On February 1, 1996, AT&T began effectuating the Separation by transferring to the Company the assets and liabilities related to business, except that AT&T retained accounts receivable having a face amount of approximately $2,000 million. The effective date of the transfer of employee benefit assets and liabilities to Lucent, or trusts established by Lucent, was October 1, 1996.

The Lucent consolidated financial statements at and for the six month period ended March 31, 1996 reflect the financial position, results of operations and cash flows of the business transferred to Lucent from AT&T in the Separation. As a result, these consolidated financial statements of Lucent have been carved out from the financial statements of AT&T using the historical results of operations and historical basis of the assets and liabilities of the business. Additionally, the consolidated financial statements of Lucent include certain assets, liabilities, revenues and expenses which were not historically recorded at the level of, but are primarily associated with, the business. Management believes the assumptions underlying Lucent's financial statements are reasonable.

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

REVENUES - THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31, 1996


Total revenues increased 12.5% to $5,149 million in the quarter ended March 31, 1997 compared with the same quarter of 1996, primarily due to gains in sales from Systems for Network Operators, Microelectronic Products and Business Communications Systems. The overall revenue growth was partially offset by the continued decline in revenue from Consumer Products and Other Systems and Products. Revenue growth was driven by domestic and international sales. For the quarter, total international revenues increased 25.5% compared with the same quarter last year.

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the three months ended March 31, 1997 and 1996:

                                                      Three Months
                                                          Ended
                                                        March 31,
  Dollars in Millions                       --------------------------------
                                                 1997          1996
                                               -------       -------
Systems for Network Operators........          $2,930   57%   $2,376   52%
Business Communications Systems......           1,308   25     1,146   25
Microelectronic Products.............             615   12       520   11
Consumer Products....................             174    4       295    7
Other Systems and Products...........             122    2       240    5
Total................................          $5,149  100%   $4,577  100%

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $554 million, or 23.3% in 1997 compared with the same quarter in 1996. The increase resulted from higher sales of wireless systems, switching, software and professional services. Demand for those products was driven in part by second line subscriber growth in businesses and residences for Internet services and data traffic. Systems for Network Operators continued to recognize revenue related to its personal communications services ("PCS") contracts during the quarter as customers accepted networks for commercial service.

12
                                                             Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from Systems for Network Operators in the United States increased by 20.6% over the year-ago quarter. The revenue increase in the United States was led by sales to traditional service providers and non-traditional customers such as PCS wireless providers, competitive access providers and cable television companies. International revenues for the quarter ended March 31, 1997 increased 32.4% compared with the same quarter in 1996 due to revenue growth in all major international regions. International revenues represented 24.5% of revenues from Systems for Network Operators for the quarter ended March 31, 1997 compared with 22.9% in the same quarter in 1996.

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $162 million, or 14.1% compared with the year-ago quarter. This increase was led by sales of DEFINITY(R), SYSTIMAX(R) structured cabling, integrated offers such as call centers and higher revenues from service contracts. This increase was partially offset by the continued erosion of the rental base. International revenues increased by 17.6%, due to growth in all major international regions. International revenue represented 15.3% of the revenue for the quarter. For the quarter ended March 31, 1997, domestic revenues increased 13.5% as compared to the same quarter of 1996.

Revenues from MICROELECTRONIC PRODUCTS increased $95 million, or 18.3% compared with the year-ago quarter due to higher sales of customized chips for computing and communications, including components for local area networks, data networking, high-end computer workstations, wireless telephones, as well as increased revenues from licensing intellectual property. Domestic revenues increased 17.7% compared to the same quarter in 1996, led by sales to original equipment manufacturers ("OEMs")and increases in intellectual property revenue. International revenues increased 18.8%. The growth in international revenues was driven by sales in the Asia/Pacific and European regions. International revenues represented 52.4% of the Microelectronic Products sales for the quarter ended March 31, 1997 which was flat in comparison to the same period of 1996.

Revenues from CONSUMER PRODUCTS decreased $121 million, or 41.0% compared with the year-ago quarter. The decline in revenues was primarily due to the decrease in product sales related to the closing of the Phone Center Stores, the discontinuance of unprofitable product lines and the continued decrease in phone rental revenues. The closing of the Phone Center Stores accounted for $63 million of the decline in revenues for the quarter.

Revenues from OTHER SYSTEMS AND PRODUCTS decreased $118 million, or 49.2% compared with the year-ago quarter. The decrease is largely due to the sale of Lucent's data communications and custom manufacturing services businesses in calendar year 1996.

Total costs increased $228 million, or 8.3% compared with the year-ago quarter resulting primarily from the 12.5% increase in revenues. Gross margin percentage increased to 42.1% from 39.9% in the year-ago quarter reflects the benefits associated with business productivity improvement initiatives as well as a favorable mix of higher margin products.


--------------------------------------
(R)  Registered trademark of Lucent

13
                                                              Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING EXPENSES - THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31, 1996

Selling, general and administrative expenses decreased $54 million, or 4.0% compared with the same quarter in 1996. This decrease was attributed to business productivity improvement initiatives, which included a reduction in expenses associated with businesses exited in calendar year 1996, as well as the elimination of start-up expenses incurred in the year-ago quarter. These expense reductions were partially offset by increases associated with higher sales levels, investment in growth initiatives, as well as implementing SAP, an integrated software platform. Selling, general and administrative expenses as a percentage of revenues were 25.0% for the quarter ended March 31, 1997 as compared to 29.3% for the same quarter in 1996.

Research and development expenses increased $155 million during the quarter ended March 31, 1997 compared to the same prior year quarter. This was primarily due to expenditures in support of the wireless infrastructure, microelectronic products and multimedia communications systems. Research and development expenses represented 14.3% of revenues for the quarter ended March 31, 1997 as compared with 12.7% of revenues in the same quarter of 1996.

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - THREE MONTHS ENDED MARCH 31, 1997 VERSUS THREE MONTHS ENDED MARCH 31, 1996

Other income -- net increased $33 million for the quarter ended March 31, 1997 compared with the same quarter in 1996. This increase was largely due to higher interest income earned in 1997.

Interest expense for the quarter ended March 31, 1997 was relatively flat compared with the same quarter in 1996.

The effective income tax rate of 38.1% for the quarter ended March 31, 1997 decreased from the effective income tax rate of 39.1% in the same quarter of 1996 primarily due to increased research tax credits.


REVENUES - SIX MONTHS ENDED MARCH 31, 1997 VERSUS SIX MONTHS ENDED MARCH 31,
1996

Total revenues increased to $13,087 million, or 9.0% compared with the same six-month period a year-ago, primarily due to increases in sales from Systems for Network Operators, Microelectronic Products and Business Communications Systems. The overall revenue growth was partially offset by the continued decline in revenue from Consumer Products and Other Systems and Products. Revenue growth was driven by domestic and international sales. For the six months ended March 31, 1997, international revenues increased 9.7% compared with the same period a year-ago.

14
                                                              Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the six months ended March 31, 1997 and 1996:

                                                       Six Months
                                                          Ended
                                                        March 31,
  Dollars in Millions                       --------------------------------
                                                 1997          1996
                                               -------       -------
Systems for Network Operators........         $ 7,956   61%  $ 6,931   58%
Business Communications Systems......           3,041   23     2,672   22
Microelectronic Products.............           1,286   10     1,079    9
Consumer Products....................             504    4       846    7
Other Systems and Products...........             300    2       476    4
Total................................         $13,087  100%  $12,004  100%

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $1,025 million, or 14.8% compared with the same six-month period a year-ago. The increase was driven by higher sales of wireless systems, fiber optic systems, and professional services. Demand for those products was driven in part by second line subscriber growth in businesses and residences for internet services and data traffic. During the current period, Lucent began recognizing revenues related to its PCS contracts as customers accepted networks for commercial service.

Revenues from Systems for Network Operators in the United States increased by 18.4% over the year-ago six month period. The revenue increase in the United States was led by sales to traditional service providers, including non-traditional customers such as PCS wireless providers, competitive access providers and cable television companies. International revenues for 1997 increased 6.4% compared with the same six-month period in 1996. International revenues represented 27.9% of revenues from Systems for Network Operators for 1997 compared with 30.1% in same six-month period in 1996.

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $369 million, or 13.8% compared with the same six month period a year-ago. This increase was led by sales of DEFINITY(R),integrated offers, as well as higher revenue from small business systems. This increase is partially offset by the continued erosion of the rental base. International revenues increased by 10.6%, largely due to growth in the Asia/Pacific and Caribbean/Latin America regions. International revenue represented 14.8% of the revenue for 1997. For 1997, domestic revenues increased 14.4% as compared with the same six month period of 1996.

Revenues from MICROELECTRONIC PRODUCTS increased $207 million, or 19.2% for 1997 compared with the same six-month period a year-ago due to higher sales of customized chips for computing and communications, including components for local area networks and data networking, high-end computer workstations, wireless telephones, as well as increased revenues from licensing intellectual property. Domestic revenues increased 12.1% compared with the same period in 1996, led by sales to OEMs. International revenues increased 26.4%. The growth in international revenues was driven by sales in the Asia/Pacific and European regions. International revenues represented 52.5% of the Microelectronic Products sales compared with 49.5% for the same six-month period of 1996.

--------------------------------------
(R)  Registered trademark of Lucent

15
                                                             Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from CONSUMER PRODUCTS decreased $342 million, or 40.4% compared with the same six-month period a year-ago. The decline in revenues was primarily due to the decrease in product sales related to the closing of the Phone Center Stores, the discontinuance of unprofitable product lines and the continued decrease in phone rental revenues. The closing of the Phone Center Stores accounted for $198 million of the decline in revenues for the six-month period of 1997.

Revenues from OTHER SYSTEMS AND PRODUCTS decreased $176 million, or 37.0% compared with the same six-month period a year-ago. The reduction in revenues was largely due to the sale in calendar year 1996 of Lucent's data communications and custom manufacturing systems businesses.

Total costs decreased $578 million, or 7.4% compared with the same six-month period a year-ago due to the restructuring charges incurred during the quarter ended December 31, 1995. Gross margin percentage increased to 44.4% from 34.6% in the year-ago period. Without the restructuring charges, costs increased $314 million primarily due to increases in sales volume. Excluding restructuring charges, gross margin as a percentage of revenue for the six-month period in 1996 was 42.0%. The increase in gross margin percentage for the current six months was due to overall favorable mix of higher margin product revenues and the benefits associated with the business productivity improvement initiatives offset in part by the erosion of high margin rental revenues.

OPERATING EXPENSES - SIX MONTHS ENDED MARCH 31, 1997 VERSUS SIX MONTHS ENDED MARCH 31, 1996

Selling, general and administrative expenses decreased $1,641 million, or 37.4% compared with the same period a year-ago. This decrease is attributed to the restructuring charge of $1,645 million in the quarter ended December 31, 1995. Excluding the impact of the 1995 restructuring charges, selling, general and administrative expenses as a percentage of revenue declined 1.8 percentage points to 21.0% of revenue. The expense levels were relatively flat in absolute dollars. The current period includes increased expenditures associated with higher sales levels, investment in growth initiatives, as well as the implementation of SAP, an integrated software platform. These expenditures were offset by business productivity improvement initiatives which included a reduction in expenses associated with businesses exited in calendar year 1996 and the reversal of $54 million of business restructuring reserves.

Research and development expenses increased $155 million as compared with the same period a year-ago. Excluding the impact of restructuring charges for the quarter ended December 31, 1995, research and development expenses increased by $419 million, primarily due to expenditures in support of the wireless infrastructure, microelectronic products, multimedia communications systems and the one-time write-off of $79 million of in-process research and development acquired in the acquisition of Agile. Research and development expenses represented 11.1% of revenues as compared with 10.8% of revenues in the same period of 1996. Excluding 1995 restructuring charges, research and development expenses as a percentage of revenues increased 2.5 percentage points from 8.6% in the same period a year-ago.

16
                                                             Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - SIX MONTHS ENDED MARCH 31, 1997 VERSUS SIX MONTHS ENDED MARCH 31, 1996

Other income -- net decreased $80 million compared with the same six-month period in 1996. This decrease was largely due to gains recognized on the sale of certain investments and insurance recoveries in the year-ago period, offset in part by increased interest income in the six-month period of 1997.

Interest expense was relatively flat compared with the same six-month period in 1996.

The effective income tax rate of 38.6% for 1997 increased from the effective income tax rate of 28.1% on the pre-tax loss in the same six-month period of 1996 which resulted from the business restructuring charges incurred in the quarter ended December 31, 1995. Excluding the 1995 restructuring charges, the effective income tax rate decreased from 41.5% for the six months ended March 31, 1996 primarily due to the tax impact resulting from foreign earnings and increased research credits, offset in part by the tax impact associated with the write-off of in-process research and development acquired in the acquisition of Agile.

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets remained relatively flat since September 30, 1996, decreasing by $140 million, or 0.6%. This change was due to decreases in inventories and cash. The decrease in cash was due to the payment of employee bonuses, payment to vendors and the acquisition of Agile. These decreases were offset by increases in other current assets and prepaid pension costs.

Working capital, defined as current assets less current liabilities, increased $857 million from September 30, 1996, primarily resulting from net current asset increases discussed above and decreases in current liabilities which included the utilization by AT&T of the $500 million cash advance made to Lucent in April 1996.

Lucent expects that, over time, it may replace all or part of the outstanding commercial paper with short- or long-term borrowings as market conditions permit. During the quarter ended March 31, 1997, Lucent entered into two medium term note offerings totaling $40 million. The proceeds from the offerings were used to pay down a portion of the Company's commercial paper. Lucent also reduced its domestic credit facility from $6.0 billion to $4.0 billion. At March 31, 1997, Lucent maintained approximately $4,600 million in credit facilities of which a portion is used to support Lucent's commercial paper program. At March 31, 1997 $4,300 million was unused. Future financings will be arranged to meet Lucent's requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions. Lucent anticipates that borrowings under its bank credit facilities, the issuance of additional commercial paper, cash generated from operations and short- and long-term debt financings will be adequate to satisfy its future cash requirements, although there can be no assurance that this will be the case.

17
                                                              Form 10-Q - Part I

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In recent years, the purchasing behavior of Lucent's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend is expected to intensify, and contributes to the variability of Lucent's results. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require investments which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent performance and acceptance criteria which can also cause revenue recognition delays, as well as requiring financing from Lucent.

Network operators, domestically and internationally, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to over a billion dollars. In this regard, Lucent entered into a credit agreement in October 1996 to provide Sprint Spectrum LP ("Sprint PCS") long-term financing of $1,800 million for purchasing equipment and services for its PCS network.

On March 25, 1997, Lucent and Goldman Sachs Credit Partner L.P. ("Goldman Sachs") entered into an agreement whereby Goldman Sachs committed to purchase at par and without recourse $500 million of loans and undrawn commitments provided by Lucent to Sprint PCS. The loans and undrawn commitments were provided to Sprint PCS under the $1,800 million credit facility associated with Lucent's contract with Sprint PCS to provide wireless equipment and systems. The closing of the purchase of loans and undrawn commitments by Goldman Sachs is expected to occur in the quarter ending June 30, 1997.

In addition, on April 18, 1997, Sprint Corporation (a partner in Sprint PCS) and Lucent, entered into an agreement whereby Lucent will assign to Sprint Corporation $300 million of currently undrawn commitments under Lucent's $1,800 million credit facility with Sprint PCS. The closing of the assignment is expected to occur in the quarter ending June 30, 1997.

Lucent has also entered into credit agreements to extend credit, subject to completion of final contracts and meeting certain conditions, of up to approximately $850 million in total to three other PCS operators for possible future sales. Lucent is continuing to propose, and commit to provide, financing where appropriate for its business, in addition to the above arrangements. The ability of Lucent to arrange or provide financing for network operators will depend on a number of factors, including Lucent's capital structure and level of available credit.

In the normal course of business, Lucent uses various financial instruments, including derivative financial instruments, for purposes other than trading. Derivative financial instruments are not entered into for speculative purposes. Lucent's derivative financial instruments include foreign currency exchange contracts and interest rate swaps. Lucent's nonderivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt.

18
                                                             Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

By their nature, all such instruments involve risk, including market risk and the credit risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized in the balance sheet. All of Lucent's foreign currency exchange contracts are hedges against specific exposures. In foreign exchange contracts and interest rate swap agreements, Lucent assumed the risk from the possible inability of counterparties to meet the terms of their contracts; however, management believes this risk to be remote since the counterparties to these contracts are major international institutions. Lucent controls its exposure to credit risk associated with its financial instruments through credit approvals, credit limits and monitoring procedures. At March 31, 1997, in management's opinion, Lucent did not have any significant exposure to any individual customer or counterparty, nor did Lucent have any major concentration of credit risk related to any financial instrument.

CASH FLOWS

Cash provided by operating activities for the six-months ended March 31, 1997 was $403 million compared with cash used in operating activities of $782 million in the same year-ago period. This increase in cash was largely due to the retention of $2,000 million of customer accounts receivable by AT&T in the six-month period a year-ago, partially offset by a decrease in accounts payable and a net increase in other operating assets and liabilities over the same period a year-ago. The change in other operating assets and liabilities was primarily due to the utilization by AT&T of the $500 million cash advance made to Lucent in April 1996.

Cash payments of $80 million and $195 million were made for the three-month and six-month periods ended March 31, 1997, respectively, for the business restructuring charge recorded in the quarter ended December 31, 1995. The remaining balance in the business restructuring reserve will result in approximately $1.0 billion in future cash payments. Of the 23,000 positions that Lucent announced it would eliminate and that are included in the aforementioned restructuring charges, approximately 17,000 positions have been eliminated as of March 31, 1997.

Comparing the six months ended March 31, 1997 and 1996, cash used in investing activities decreased to $608 million from $1,023 million primarily due to a decrease in acquisitions and an increase in dispositions. Lucent acquired Agile and disposed of its interconnect products and custom manufacturing services businesses during fiscal year 1997. In the six months ended March 31, 1996, Lucent acquired several manufacturing and other operations of certain subsidiaries of Philips Electronics NV.

Capital expenditures, the largest component of investing activities, were $681 million and $761 million for the six month periods ended March 31, 1997 and 1996, respectively. Capital expenditures relate to expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity, and expenditures for cost reduction efforts and international growth.

Cash used in financing activities for the six months ended March 31, 1997 was $17 million compared with cash provided by financing activities of $1,573 million in the same period a year-ago. This decrease was primarily due to borrowings in the first calendar quarter of 1996 under the Working Capital Facility entered into by Lucent.

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

19
                                                             Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The ratio of total debt to total capital (debt plus equity) was 52.4% at March 31, 1997 compared to 59.8% on at September 30, 1996.

OTHER

Lucent has several significant contracts for the sale of infrastructure systems to network operators which extend over multi-year periods, and expects to enter into similar contracts in the future, with the uncertainties that involve new technologies which may not have been previously deployed on a large-scale commercial basis. Lucent may incur significant initial cost overruns and losses on such contracts which would be recognized in the quarter in which they became ascertainable. Lucent in the normal course of business establishes reserves for these contracts as deemed necessary.

One of Lucent's multi-year contracts is with Pacific Bell for the provision of a broadband network based on hybrid fiber-coaxial cable technology. In July 1996, Lucent and Pacific Bell agreed to modify the terms of the contract so as to resolve issues and potential claims which may have arisen due to implementation difficulties and cost overruns under the contract. Lucent's financial statements include reserves to reflect these contract modifications. Lucent will continue to assess the adequacy of these reserves. The initial network testing of the Pacific Bell broadband network is expected to begin in calendar year 1998.

Lucent's current and historical manufacturing and research operations are subject to a wide range of environmental protection laws in the United States and other countries. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities underway at 36 current and former facilities. In addition, Lucent was named a successor to AT&T as a PRP at numerous "Superfund" sites pursuant to CERCLA or comparable state statutes. Under the Separation and Distribution Agreement, Lucent is responsible for all liabilities primarily resulting from or related to the operation of the Company's business as conducted at any time prior to, on or after the Separation including related businesses discontinued or disposed of prior to the Separation, and Lucent's assets including, without limitation, those associated with these sites. In addition, under the Separation and Distribution Agreement, Lucent is required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

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

20
                                                             Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

This Form 10-Q report contains forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Any Form 10-K, Annual Report to Shareowners, Form 10-Q or Form 8-K of the Company may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include increasing price and product/services competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes which may affect the level of new investments and purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the cyclical nature of the Company's business; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward- looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other Future Factors.

For a further description of Future Factors that could cause actual results to differ materially from such forward-looking statements, see below in this Form 10-Q and also see the discussion in the Company's Form 10-K for the Transition Period from January 1, 1996 to September 30, 1996 in Item 1 under the section entitled "OUTLOOK-Forward Looking Statements" and the remainder of the OUTLOOK section.

Competition:
The Company currently faces significant competition in its markets and expects that the level of price and product competition will increase. In addition, as a result of both the trend toward global expansion by foreign and domestic competitors and technological and public policy changes, the Company anticipates that new and different competitors will enter its markets. These competitors may include entrants from the telecommunications, software and data networking industries. Existing competitors have, and new competitors may have, strong financial capability, technological expertise and well-recognized brand names.

21
                                                             Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Dependence On New Product Development:
The markets for the Company's principal products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating telecommunications systems for network operators and business customers. The Company's operating results will depend to a significant extent on its ability to continue to introduce new systems, software and services successfully on a timely basis and to reduce costs of existing systems, software and services. The success of these and other new offerings is dependent on several factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability, including, in some cases, certification by international and domestic standards-setting bodies.

Reliance On Major Customers:
Historically, the Company has relied on a limited number of customers for a substantial portion of its total revenues, including AT&T which continues to be a significant customer. Sales to approximately ten network operators, some of which may vary from year to year, constituted over one-third of total revenues in prior years. The Company has diversified its customer base in the past several years and expects this trend to continue. Nevertheless, the Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The loss of any of these customers or any substantial reduction in orders by any of these customers could materially adversely affect the Company's operating results. The United States government is, in the aggregate, also a large customer of the Company. Given the current pressures on the government to reduce its overall level of spending, there can be no assurance that government purchases from the Company will not decrease in the future.

Multi-Year Contracts:
See discussion in Item 2 above under TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY and OTHER.

Seasonality:
See discussion in Item 2 above under VARIABILITY IN THE BUSINESS.

Future Capital Requirements:
See discussion in Item 2 above under TOTAL ASSETS, WORKING CAPITAL AND
LIQUIDITY.

International Growth And Foreign Exchange:
The Company intends to continue to pursue growth opportunities in international markets. In many international markets, long-standing relationships between potential customers of the Company and their local providers, and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuit of such international growth opportunities may require significant investments for an extended period before returns on such investments, if any, are realized. Such projects and investments could be adversely affected by reversals or delays in the opening of foreign markets to new competitors, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation, and other factors, depending on the country in which such opportunity arises.

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

22
                                                             Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RECENT PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (the "SFAS 125"). SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. Lucent adopted SFAS 125 in the quarter ended March 31, 1997. The adoption of SFAS 125 had no impact on Lucent's consolidated results of operations, financial position or cash flows.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. For Lucent, SFAS 128 will be effective for the quarter ending December 31, 1997. The adoption of SFAS 128 is not expected to impact Lucent's earnings per share.

23
                                                             Form 10-Q - Part II

                      Part II - Other Information

Item 1.   Legal Proceedings.

On March 13, 1997, the action against the Company filed by Bell Atlantic Corporation ("Bell Atlantic") and DSC Communications Corporation ("DSC") in the United States District Court for the Eastern District of Texas on February 14, 1996 was dismissed. The dismissal followed a settlement between the Company and Bell Atlantic that involves long-term volume purchasing commitments by Bell Atlantic, and the voluntary dismissal by DSC of its claims against Lucent and dismissal by Lucent of its counterclaim against DSC. No cash payments were involved with Bell Atlantic or DSC. The complaint in this action (reported in the Company's Form 10-K for the transition period ended September 30, 1996) alleged, among other things, that AT&T Corp. or the Company monopolized or attempted to monopolize alleged markets for communications transmission equipment, related software and caller identification services, and sought injunctive relief and damages.

Item 4. Submission of Matters to a Vote of Security Holders.

Lucent held its 1997 Annual Meeting of Shareowners on February 19, 1997. At that meeting, shareowners elected three individuals as Directors of the Company for terms to expire at the Annual Meeting to be held in the year 2000. The persons elected and the results of the voting are as follows:

                        Votes                   Votes
                        For                     Withheld

Carla Hills             505,092,493             7,799,422
Drew Lewis              504,933,708             7,958,207
Donald S. Perkins       504,717,494             8,174,421


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit Number

     12   Computation of Ratio of Earnings to Fixed Charges

     27   Financial Data Schedule

(b)  Reports on Form 8-K:

     Not applicable

24
                                                             Form 10-Q




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            Lucent Technologies Inc.









Date May 14, 1997

                          James S. Lusk
                          Vice President and Controller
                         (Principal Accounting Officer)

25
                                                             Form 10-Q


                                Exhibit Index

Exhibit
Number

 12                             Computation of Ratio of Earnings to
                                Fixed Charges

 27                             Financial Data Schedule