Form 10-Q/A
period 1997-03-31
LUCENT TECHNOLOGIES INC
filed 1997-05-21
CIK 1006240

1

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                 FORM 10-Q/A #1



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

2
                                                         Form 10-Q/A #1 - Part I

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

                                                         Form 10-Q/A #1 - Part I

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

4
                                                         Form 10-Q/A #1 - Part I

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

5
                                                         Form 10-Q/A #1 - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                 For the Six Months
                                                Months Ended March 31,
                                                  1997         1996
Operating Activities
Net income(loss).........................         $925       $(1,120)
Adjustments to reconcile net income(loss)
  to net cash provided by (used in)
  operating activities:
   Business restructuring charge.........          (54)        2,613
   Asset impairment and other charges....          (46)          188
   Depreciation and amortization.........          681           694
   Provision for uncollectibles..........           63            35
   Deferred income taxes.................          (11)         (782)
   Decrease (increase)in
     accounts receivable ................          111        (2,688)
   Decrease (increase)in inventories
     and contracts in process............          390          (394)
   (Decrease)increase in
     accounts payable....................         (679)          571
   Changes in other operating assets
     and liabilities.....................         (869)          158
   Other adjustments for noncash
     items - net.........................            8           (57)
Net cash provided by (used in)
 operating activities....................          519          (782)

Investing Activities
Capital expenditures ....................         (681)         (761)
Proceeds from the sale or disposal of
  property, plant and equipment..........           36           110
Purchases of equity investments..........          (89)          (53)
Sales of equity investments..............            -            69
Acquisitions, net of cash acquired.......         (135)         (234)
Dispositions.............................          181             -
Other investing activities - net.........          (36)         (154)
Net cash used in investing activities....         (724)       (1,023)

Financing Activities
Repayments of long-term debt ............           (7)          (27)
Issuance of long-term debt...............           42            22
Proceeds of Working Capital Facility.....            -         1,914
Proceeds of issuance of common stock.....          128             -
Dividends paid...........................          (96)            -
Repayments of debt sharing
  agreement - net........................            -           (67)
Transfers to AT&T........ ...............            -          (203)
Decrease in short-term
  borrowings - net.......................          (84)          (66)

Net cash provided by
 (used in) financing activities..........          (17)        1,573

See Notes to Consolidated Financial Statements.
                                    (CONT'D)

6
                                                         Form 10-Q/A #1 - Part I

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

7
                                                         Form 10-Q/A #1 - Part I

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

8
                                                         Form 10-Q/A #1 - Part I

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

9
                                                         Form 10-Q/A #1 - Part I

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

10
                                                         Form 10-Q/A #1 - Part I


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

11
                                                         Form 10-Q/A #1 - Part I

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

12
                                                         Form 10-Q/A #1 - Part I

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

13
                                                         Form 10-Q/A #1 - Part I

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

14
                                                         Form 10-Q/A #1 - Part I

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

15
                                                         Form 10-Q/A #1 - Part I

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

16
                                                         Form 10-Q/A #1 - Part I

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

17
                                                         Form 10-Q/A #1 - Part I

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

                                                         Form 10-Q/A #1 - Part I

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

CASH FLOWS


Cash provided by operating activities for the six-months ended March 31, 1997 was $519 million compared with cash used in operating activities of $782 million in the same year-ago period. This increase in cash was largely due to the retention of $2,000 million of customer accounts receivable by AT&T in the six-month period a year-ago, partially offset by a decrease in accounts payable and a net increase in other operating assets and liabilities over the same period a year-ago. The change in other operating assets and liabilities was primarily due to the utilization by AT&T of the $500 million cash advance made to Lucent in April 1996.


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


Comparing the six months ended March 31, 1997 and 1996, cash used in investing activities decreased to $724 million from $1,023 million primarily due to a decrease in acquisitions and an increase in dispositions. Lucent acquired Agile and disposed of its interconnect products and custom manufacturing services businesses during fiscal year 1997. In the six months ended March 31, 1996, Lucent acquired several manufacturing and other operations of certain subsidiaries of Philips Electronics NV.


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

19
                                                         Form 10-Q/A #1 - Part I

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

20
                                                         Form 10-Q/A #1 - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

This Form 10-Q/A report contains forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Any Form 10-K, Annual Report to Shareowners, Form 10-Q or Form 8-K of the Company may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include increasing price and product/services competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes which may affect the level of new investments and purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the cyclical nature of the Company's business; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward- looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other Future Factors.

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

21
                                                         Form 10-Q/A #1 - Part I

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

22
                                                         Form 10-Q/A #1 - Part I

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

                                                             Form 10-Q/A #1




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            Lucent Technologies Inc.










Date May 21, 1997


                          James S. Lusk
                          Vice President and Controller
                         (Principal Accounting Officer)