Form 10-Q
period 1997-06-30
LUCENT TECHNOLOGIES INC
filed 1997-08-13
CIK 1006240

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

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

At August 1, 1997 641,699,282 common shares were outstanding.

 2                                                           Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

                (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                           For the Three       For the Nine
                                            Months Ended       Months Ended
                                             June 30,             June 30,
                                           1997     1996       1997      1996

Revenues ...............................   $6,340   $5,364   $19,427   $ 17,368

Costs ..................................    3,740    3,194    11,017     11,049

Gross margin ...........................    2,600    2,170     8,410      6,319

Operating Expenses
Selling, general and
  administrative expenses ..............    1,404    1,469     4,150      5,856
Research and development expenses ......      816      573     2,267      1,869
Total operating expenses ...............    2,220    2,042     6,417      7,725


Operating income(loss) .................      380      128     1,993     (1,406)
Other income - net .....................       41       52        90        181
Interest expense .......................       77       62       233        215
Income(loss) before income taxes .......      344      118     1,850     (1,440)
Provision(benefit) for income taxes ....      131       46       712       (392)

Net income(loss) .......................   $  213   $   72   $ 1,138   $ (1,048)

Weighted average common shares
  outstanding (millions) ...............    645.2    625.6     641.8      558.3

Earnings(loss)
  per common share .....................   $ 0.33   $ 0.11   $  1.77   $  (1.88)

Dividends declared
  per common share .....................   $0.075      n/a   $ 0.225        n/a


See Notes to Consolidated Financial Statements.

 3                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                          June 30,      September 30,
                                            1997            1996

ASSETS

Cash and cash equivalents..............   $ 1,467        $ 2,241

Accounts receivable less
 allowances of $334 at
 June 30, 1997 and $273 at
 September 30, 1996 ...................     5,011          4,914

Inventories............................     2,969          3,288

Contracts in process (net of contract
 billings of $1,606 at
 June 30, 1997 and $708 at
 September 30, 1996....................       864            505

Deferred income taxes - net............     1,627          1,617

Other current assets...................       424            216

Total current assets...................    12,362         12,781

Property, plant and equipment, net
  of accumulated depreciation of
  $6,418 at June 30, 1997 and
  $6,333 at September 30, 1996.........     4,885          4,687

Prepaid pension costs..................     3,071          2,828

Deferred income taxes - net............     1,115            979

Capitalized software development costs.       339            362

Other assets...........................     1,101            989

TOTAL ASSETS...........................   $22,873        $22,626


See Notes to Consolidated Financial Statements.

                                    (CONT'D)

 4                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                         June 30,      September 30,
                                           1997            1996

LIABILITIES

Accounts payable.......................   $ 1,387         $ 1,900
Payroll and benefit-related
  liabilities..........................     2,110           2,492
Postretirement and postemployment
  benefit liabilities..................       210             220
Debt maturing within one year..........     1,758           2,363
Other current liabilities..............     3,800           3,738

Total current liabilities..............     9,265          10,713

Postretirement and postemployment
  benefit liabilities..................     6,048           5,642
Long-term debt ........................     1,682           1,634
Other liabilities......................     2,035           1,951

Total liabilities .....................    19,030          19,940

SHAREOWNERS' EQUITY

Preferred stock-par value $1.00 per share
 Authorized shares: 250,000,000
 Issued and outstanding shares: none...        --              --
Common stock-par value $.01 per share
 Authorized shares: 3,000,000,000
 Issued and outstanding shares:
 640,872,761 at June 30, 1997
 636,662,634 at September 30, 1996.....         6               6
Additional paid-in capital.............     2,796           2,595
Guaranteed ESOP obligation.............       (92)           (106)
Foreign currency translation...........      (115)            (16)
Retained earnings......................     1,248             207

Total shareowners' equity...............    3,843           2,686

TOTAL LIABILITIES AND

 SHAREOWNERS' EQUITY...................   $22,873         $22,626


See Notes to Consolidated Financial Statements.

 5                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                    For the Nine
                                                Months Ended June 30,

                                                  1997         1996

Operating Activities

Net income(loss).........................      $ 1,138  $     (1,048)
Adjustments to reconcile net income(loss)
  to net cash provided by(used in)
  operating activities:
   Business restructuring charge.........          (69)        2,613
   Asset impairment and other charges....          (46)          188
   Depreciation and amortization.........        1,042           991
   Provision for uncollectibles..........           95            53
   Deferred income taxes.................         (146)         (717)
   Increase in accounts receivable ......         (142)       (2,856)
   Increase in inventories
     and contracts in process............         (107)         (413)
   (Decrease)increase in
     accounts payable....................         (567)          556
   Changes in other operating assets
     and liabilities.....................         (378)        1,251
   Other adjustments for noncash
     items - net.........................           47          (100)
Net cash provided by
 operating activities....................          867           518

Investing Activities

Capital expenditures ....................       (1,088)       (1,055)
Proceeds from the sale or disposal of
  property, plant and equipment..........           42           126
Purchases of equity investments..........         (117)          (69)
Sales of equity investments..............           12            79
Acquisitions, net of cash acquired.......         (144)         (234)
Dispositions.............................          181             -
Other investing activities - net.........          (11)         (185)
Net cash used in investing activities....       (1,125)       (1,338)

Financing Activities

Repayments of long-term debt ............          (13)          (48)
Issuance of long-term debt...............           52            22
Proceeds of issuance of common stock.....          197         2,887
Dividends paid...........................         (144)           --
Repayments of debt sharing
  agreement - net........................           --           (67)
Transfers to AT&T........ ...............           --          (190)
Decrease in short-term
  borrowings - net.......................         (590)          (33)

Net cash provided by
 (used in) financing activities..........         (498)        2,571

See Notes to Consolidated Financial Statements.

                                    (CONT'D)

 6                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                   For the Nine
                                               Months Ended June 30,

                                                  1997         1996

Effect of exchange rate changes
  on cash and cash equivalents...........          (18)         (13)

Net (decrease)increase in cash and
  cash equivalents.......................         (774)       1,738

Cash and cash equivalents
  at beginning of period.................        2,241          413

Cash and cash equivalents
  at end of period.......................      $ 1,467      $ 2,151


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

The consolidated financial statements presented for the nine month period ended June 30, 1996 reflect the results of operations and changes in cash flows of the businesses transferred to Lucent in 1996 from AT&T as if Lucent were a separate entity. The consolidated financial statements for this period have been prepared using the historical results of operations and historical basis of the assets and liabilities of these businesses. Additionally, the consolidated financial statements of Lucent include the allocation of certain AT&T corporate headquarters assets, liabilities and expenses relating to the Lucent businesses that were transferred to Lucent from AT&T. Management believes these allocations are reasonable. All intercompany transactions and balances between the Lucent businesses have been eliminated.

The financial results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Transition Report on Form 10-K for the period ended September 30, 1996 and the current fiscal year's previously issued Forms 10-Q.

 8                                                          Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

EARNINGS(LOSS) PER COMMON SHARE

For the three and nine month periods ended June 30, 1997, earnings per common share was calculated by dividing the three month net income of $213 and the nine month net income of $1,138 by the weighted average shares that were outstanding during the respective periods. For the three and nine month periods ended June 30, 1996, earnings(loss) per common share was calculated by dividing the three month net income of $72 and the nine month net loss of $1,048 by the weighted average shares that were outstanding during the respective periods. The earnings(loss) per common share for the three and nine month periods ended June 30, 1996 assumes that all shares issued to AT&T prior to the IPO were considered outstanding since January 1, 1995. For the fiscal year 1997, determination of the weighted average shares includes the impact of common stock equivalents.

2.   SUPPLEMENTARY BALANCE SHEET AND CASH FLOW INFORMATION

Inventories at June 30, 1997 and September 30, 1996 were as follows:

                                        June 30,     September 30,
                                          1997            1996

     Completed goods ...............   $ 1,720        $  1,837
     Work in process and
       raw materials................     1,249           1,451
     Total inventories .............   $ 2,969        $  3,288

The statement of cash flows for the nine month period ended June 30, 1996 excludes $2,000 of customer accounts receivable retained by AT&T as well as net asset transfers of $219 received from AT&T. These transactions have not been reflected on the consolidated statement of cash flows because they were noncash events accounted for as changes in paid-in capital.

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

For the three and nine month periods ended June 30, 1997, Lucent reversed $15 and $69 of business restructuring reserves, respectively, primarily related to reserves for employee separations. For the nine month period ended June 30, 1997, these reversals were offset by a one-time write-off of $79 of in-process research and development acquired in the acquisition of Agile Networks, Inc. ("Agile").

Cash payments of $101 and $296 were made for the three month and nine month periods ended June 30, 1997, respectively, for the 1995 business restructuring charge. The reserve for business restructuring as of June 30, 1997 was $888.

 9                                                          Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

4.  COMMITMENTS AND CONTINGENCIES

Lucent has several significant contracts for the sale of infrastructure systems to network operators which extend over multi-year periods, and expects to enter into similar contracts in the future, with the uncertainties that involve new technologies which may not have been previously deployed on a large-scale commercial basis. Lucent may incur significant cost overruns and losses on such contracts which would be recognized in the quarter in which they became ascertainable. Lucent in the normal course of business establishes reserves for these contracts as deemed necessary.

One of Lucent's multi-year contracts was with Pacific Bell for the provision of a broadband network based on hybrid fiber-coaxial cable technology. In June 1997, Lucent agreed with Pacific Bell to terminate work under that contract. Lucent has been recording reserves in its financial statements to reflect implementation difficulties and cost overruns under that contract, and all expected costs associated with the contract have been reflected in Lucent's financial statements for the periods ended June 30, 1997.

Network operators, domestically and internationally, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to over a billion dollars. In this regard, Lucent entered into a credit agreement in October 1996 to provide Sprint Spectrum LP ("Sprint PCS") long-term financing of $1,800 for purchasing equipment and services for its PCS network.

On May 29, 1997, Lucent closed transactions with a group of institutional investors and with Sprint Corporation in which $500 of loans and undrawn commitments and $300 of undrawn commitments, respectively, provided by Lucent to Sprint PCS under the $1,800 credit facility were transferred without recourse.

As part of the revenue recognition process, Lucent has assessed the collectibility of the accounts receivable relating to the Sprint PCS purchase contract in light of its financing commitment to Sprint PCS. Lucent has determined that the receivables under the contract are reasonably assured of collection based on various factors among which was the ability of Lucent to transfer the loans and commitments without recourse.

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

10                                                           Form 10-Q - Part I


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

5.       DERIVATIVE FINANCIAL INSTRUMENTS

Lucent uses various financial instruments, including derivative financial instruments, for purposes other than trading. Lucent does not enter into derivative financial instruments for speculative purposes. Derivatives used as part of Lucent's risk management strategy include foreign currency contracts and interest rate swap agreements. Foreign currency exchange contracts, including forward and option contracts, are used to manage exposure to changes in currency exchange rates, principally Deutsche marks and Japanese yen. Foreign exchange contracts are designated for firmly committed or forecasted purchases and sales. Gains and losses on foreign currency contracts designated for firm commitments are deferred in other current assets and liabilities. Deferred gains and losses are recognized as adjustments to the underlying hedged transactions when the future sales or purchases are recorded, or immediately, if the commitment or the foreign exchange contract is canceled, terminated or sold. Gains and losses on foreign exchange contracts that are designated for forecasted transactions are recognized in other income as the exchange rates change. Lucent enters into interest rate swap agreements to manage exposure to changes in interest rates and to reduce the overall costs of financing. The difference between the interest paid and received under these swap agreements is recognized over the life of the agreements as adjustments to the effective yield of the underlying debt. If Lucent terminates, sells or cancels a swap agreement, the gain or loss is recorded as an adjustment to the basis of the underlying debt and amortized over the remaining life. Gains and losses on the fair values on interest rate swap agreements that do not qualify as hedges are recognized in other income or expense.

6.       SUBSEQUENT EVENTS

On July 23, 1997, Lucent commenced an all-cash tender offer (the "Tender Offer") for the outstanding stock of Octel Communications Corporation ("Octel"), a provider of voice, fax and electronic messaging technologies, at a purchase price of $31 per share or an aggregate purchase price of approximately $1,800. The Tender Offer is currently scheduled to expire on August 29, 1997 and is subject to a number of conditions. Lucent and Octel have received a second request from the Antitrust Division of the Department of Justice (the "DOJ") in connection with the acquisition under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Lucent will work expeditiously to respond to the DOJ's request. If necessary, Lucent will extend the Tender Offer as appropriate. Lucent anticipates paying for the Octel shares from its general funds which consist of cash from operations and proceeds from short-term borrowings.

Lucent is currently in the process of determining the fair market value of the net assets of Octel in order to allocate the purchase price. Based on preliminary determinations, Lucent estimates that approximately $950 of the purchase price would be allocated to in-process research and development. This amount would be charged to income at the date of acquisition, which is currently anticipated to be in the quarter ending September 30, 1997. The remaining purchase price would be allocated to tangible assets, acquired technology and goodwill, less liabilities assumed. Based on current estimates, Lucent anticipates goodwill and acquired technology to be approximately $400 and will be amortized over periods not exceeding seven years.

 11                                                          Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

HIGHLIGHTS

Lucent reported net income of $213 million, or $0.33 per share for the quarter ended June 30, 1997. The year-ago quarterly net income was $72 million, or $0.11 per share. For the current nine month period, Lucent reported net income of $1,138 million, or $1.77 per share compared with a net loss of $1,048 million, or $1.88 per share in the prior year. On a pro forma basis, Lucent reported net income of $799 million, or $1.25 per share for the nine month period ended June 30, 1996. The pro forma presentation of net income and earnings per share excludes $1,847 million of after-tax restructuring and other charges in the quarter ended December 31, 1995, and assumes that all 636.7 million common shares outstanding on April 10, 1996 were outstanding since January 1, 1995 and gives no effect to the use of proceeds from the IPO.

Operating income of $380 million reflects an increase of $252 million in the quarter compared with the same quarter in 1996 and was 6.0% percent of revenues. For the nine months ended June 30, 1997, operating income of $1,993 million reflects an increase of $3,399 million, largely due to the restructuring and other charges in the fourth quarter of calendar year 1995. Excluding the impact of restructuring and other charges, operating income for the nine months ended June 30, 1997 increased $598 million to 10.3% of revenues. For both the three and nine month periods, the increase reflects higher sales volumes, benefits associated with business productivity improvement initiatives and a favorable mix of higher margin products.

Prior to February 1, 1996, AT&T conducted the Company's business through various divisions and subsidiaries. On February 1, 1996, AT&T began effectuating the Separation by transferring to the Company the assets and liabilities related to its business, except that AT&T retained accounts receivable having a face amount of approximately $2,000 million. The effective date of the transfer of employee benefit assets and liabilities to Lucent, or trusts established by Lucent, was October 1, 1996.

The Lucent consolidated financial statements for the nine month period ended June 30, 1996 reflect the financial position, results of operations and cash flows of the business transferred to Lucent from AT&T in the Separation. As a result, these consolidated financial statements of Lucent have been carved out from the financial statements of AT&T using the historical results of operations and historical basis of the assets and liabilities of the business. Additionally, the consolidated financial statements of Lucent include certain assets, liabilities, revenues and expenses which were not historically recorded at the level of, but are primarily associated with, the business. Management believes the assumptions underlying Lucent's financial statements are reasonable.

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

 12                                                         Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Lucent is one of the world's leading designers, developers and manufacturers of telecommunications systems, software and products. Lucent is a global market leader in the sale of public telecommunications systems, and is a supplier of systems and software to most of the world's largest network operators. Lucent is also a global leader in the sale of business communications systems and microelectronic components for communications systems and computer manufacturers. In addition, Lucent is a supplier in the United States of consumer telecommunications products. Lucent is comprised of the systems and technology units that were formerly part of AT&T, including the research and development capabilities of Bell Laboratories. Lucent is engaged in the design, development, manufacturing and servicing of systems and software for telecommunications applications within the global telecommunications networking industry. These integrated systems enable network operators and business enterprises to connect, route, manage and store information between and within locations.

REVENUES - THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996

Total revenues increased 18.2% to $6,340 million for the quarter ended June 30, 1997 compared with the same quarter of 1996, driven by increased sales from Systems for Network Operators, Business Communications Systems and Microelectronic Products. The overall revenue growth was partially offset by the continued decline in revenue from Consumer Products and Other Systems and Products. Revenue growth was driven by domestic sales. For the quarter, total international revenues increased slightly compared with the same quarter last year.

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the three months ended June 30, 1997 and 1996:

                                                      Three Months
                                                          Ended
                                                        June 30,
  Dollars in Millions                       --------------------------------
                                                1997          1996
                                               ------        -------
Systems for Network Operators........          $3,779   59%   $2,969   55%
Business Communications Systems......           1,559   25     1,340   25
Microelectronic Products.............             687   11       605   11
Consumer Products....................             193    3       274    5
Other Systems and Products...........             122    2       176    4
Total................................          $6,340  100%   $5,364  100%

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $810 million, or 27.3% in 1997 compared with the same quarter in 1996. The increase resulted from higher sales of both switching and wireless systems with associated software, fiber-optic cable and professional services. Demand for those products was driven by second line subscriber growth in businesses and residences for Internet services and data traffic. Systems for Network Operators continued to recognize revenue related to its personal communications services ("PCS") contracts during the quarter as customers accepted networks for commercial service.

 13                                                         Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from Systems for Network Operators in the United States increased by 41.2% over the year-ago quarter. The revenue increase in the United States was led by sales to traditional service providers and non-traditional customers such as PCS wireless providers, competitive access providers and cable television companies. International revenues for the quarter ended June 30, 1997 decreased 7.8% compared with the same quarter in 1996 as Lucent experienced variability in customer purchasing patterns as well as continuing its emphasis on targeting select international opportunities for increased profitability. International revenues represented 20.5% of revenues from Systems for Network Operators for the quarter ended June 30, 1997 compared with 28.3% in the same quarter in 1996.

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $219 million, or 16.3% compared with the year-ago quarter. This increase was led by sales of DEFINITY(R), SYSTIMAX(R) structured cabling, messaging systems, integrated offers such as call centers and higher revenues from service contracts. This increase was partially offset by the continued erosion of the rental base. International revenues increased by 15.6%, due to growth in all major international regions. International revenue represented 16.2% of revenue for the quarter. For the quarter ended June 30, 1997, domestic revenues increased 16.5% as compared to the same quarter in 1996.

On July 17, 1997, Lucent announced the proposed acquisition of Octel, a provider of voice, fax and electronic messaging technologies. The transaction is expected to be completed in the quarter ending September 30, 1997.

Revenues from MICROELECTRONIC PRODUCTS increased $82 million, or 13.6% compared with the year-ago quarter due to higher product sales of customized chips for computing and communications, including components for local area networks, data networking, high-end computer workstations and wireless telephones. Higher sales of power systems and optoelectronic components also contributed to the increase for the quarter. This increase was partially offset by lower revenues from licensing intellectual property. Domestic revenues increased 6.3% compared to the same quarter in 1996, driven by sales to all major customer groups. International revenues increased 21.4%. The growth in international revenues was driven by sales in the Asia/Pacific and European regions. International revenues represented 51.2% of the Microelectronic Products sales for the quarter ended June 30, 1997 compared with 47.9% in the same quarter in 1996.

Revenues from CONSUMER PRODUCTS decreased $81 million, or 29.6% compared with the year-ago quarter. The decline in revenues was primarily due to decreased product sales as Consumer Products restructures its business and the decrease in phone rental revenues. During the quarter, Lucent announced an agreement to combine its Consumer Products business into a new company called Philips Consumer Communications, a joint venture between Philips Electronics N.V.("Philips") and Lucent. This transaction is expected to be completed by October 1, 1997, and Lucent will initially have a 40% equity interest in the new company.

Revenues from OTHER SYSTEMS AND PRODUCTS decreased $54 million, or 30.7% compared with the year-ago quarter. The decrease is largely due to the sale of Lucent's data communications and custom manufacturing services businesses in calendar year 1996.

Total costs increased $546 million, or 17.1% compared with the year-ago quarter resulting primarily from the 18.2% increase in revenues. Gross margin percentage increased to 41.0% from 40.5% in the year-ago quarter due primarily to a favorable mix of higher margin products.

--------------------------------------
(R)  Registered trademark of Lucent

 14                                                         Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING EXPENSES - THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996

Selling, general and administrative expenses decreased $65 million, or 4.4% compared with the same quarter in 1996. This decrease is attributable to business productivity improvement initiatives, which included a reduction in expenses associated with businesses exited in calendar year 1996, as well as the elimination of start-up expenses incurred in the year-ago quarter. In addition, the reversal of $15 million of business restructuring charges primarily related to employee separations contributed to the decline in the current quarter. These expense reductions were partially offset by increases associated with higher sales levels, investment in growth initiatives, as well as implementing SAP, an integrated software platform. Selling, general and administrative expenses as a percentage of revenues were 22.1% for the quarter ended June 30, 1997 as compared to 27.4% for the same quarter in 1996.

Research and development expenses increased $243 million during the quarter ended June 30, 1997 compared to the same prior year quarter. This was primarily due to expenditures in support of the wireless infrastructure, microelectronic products and advanced multimedia communications systems. Research and development expenses represented 12.9% of revenues for the quarter ended June 30, 1997 as compared with 10.7% of revenues in the same quarter in 1996.

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996

Other income -- net decreased $11 million for the quarter ended June 30, 1997 compared with the same quarter in 1996 due primarily to foreign exchange losses.

Interest expense increased $15 million for the quarter ended June 30, 1997 compared with the same quarter in 1996 primarily due to higher interest rates on long-term debt in comparison to commercial paper.

The effective income tax rate of 38.1% for the quarter ended June 30, 1997 decreased from the effective income tax rate of 39.0% in the same quarter in 1996 primarily due to increased research tax credits.

REVENUES - NINE MONTHS ENDED JUNE 30, 1997 VERSUS NINE MONTHS ENDED
JUNE 30, 1996

Total revenues increased to $19,427 million, or 11.9% compared with the same nine month period a year ago, primarily due to increases in sales from Systems for Network Operators, Business Communications Systems and Microelectronic Products. The overall revenue growth was partially offset by the continued decline in revenue from Consumer Products and Other Systems and Products. Revenue growth was driven by domestic and international sales. For the nine months ended June 30, 1997, international revenues increased 7.0% compared with the same period a year ago.

 15                                                          Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the nine months ended June 30, 1997 and 1996:

                                                       Nine Months
                                                          Ended
                                                        June 30,
  Dollars in Millions                       --------------------------------
                                                1997          1996
                                              -------       -------
Systems for Network Operators........        $ 11,735   60% $  9,900   57%
Business Communications Systems......           4,600   24     4,012   23
Microelectronic Products.............           1,973   10     1,684   10
Consumer Products....................             697    4     1,120    6
Other Systems and Products...........             422    2       652    4
Total................................        $ 19,427  100% $ 17,368  100%

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $1,835 million, or 18.5% compared with the same nine month period a year ago. The increase was driven by higher sales of both switching and wireless systems with associated software, fiberoptic cable and professional services. Demand for those products was driven in part by second line subscriber growth in businesses and residences for Internet services and data traffic.

Revenues from Systems for Network Operators in the United States increased by 25.3% over the year-ago nine month period. The revenue increase in the United States was led by sales to traditional service providers, including non-traditional customers such as PCS wireless providers, competitive access providers and cable television companies. International revenues for 1997 increased 2.4% compared with the same nine month period in 1996. International revenues represented 25.5% of revenues from Systems for Network Operators for 1997 compared with 29.5% in same nine month period in 1996.

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $588 million, or 14.7% compared with the same nine month period a year ago. This increase was led by sales of DEFINITY(R), SYSTIMAX(R) structured cabling and integrated offers such as call centers. This increase is partially offset by the continued erosion of the rental base. International revenues increased by 11.3%, largely due to growth in the Asia/Pacific and Caribbean/Latin America regions. International revenue represented 15.2% of the revenue for 1997. For 1997, domestic revenues increased 15.3% as compared with the same nine month period in 1996.

Revenues from MICROELECTRONIC PRODUCTS increased $289 million, or 17.2% for 1997 compared with the same nine month period a year ago due to higher product sales of customized chips for computing and communications, including components for local area networks and data networking, high-end computer workstations and wireless telephones. Higher sales of power systems and optoelectronic components also contributed to the increase for the nine month period. Revenues from the licensing of intellectual property increased compared with the nine month period a year ago. Domestic revenues increased 10.0% compared with the same period in 1996, driven by sales to all major customer groups. International revenues increased 24.6%, driven by sales in the Asia/Pacific and European regions. International revenues represented 52.1% of the Microelectronic Products sales compared with 49.0% for the same nine month period in 1996.

--------------------------------------
(R)  Registered trademark of Lucent

 16                                                         Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from CONSUMER PRODUCTS decreased $423 million, or 37.8% compared with the same nine month period a year ago. The decline in revenues was primarily due to decreased product sales related to the closing of the Phone Center Stores, the discontinuance of unprofitable product lines and the continued decrease in phone rental revenues. The closing of the Phone Center Stores accounted for $204 million of the decline in revenues for the nine month period of 1997.

Revenues from OTHER SYSTEMS AND PRODUCTS decreased $230 million, or 35.3% compared with the same nine month period a year ago. The reduction in revenues was largely due to the sale in calendar year 1996 of Lucent's data communications and custom manufacturing systems businesses.

Total costs were relatively flat compared with the same nine month period while gross margin percentage increased to 43.3% from 36.4% in the year-ago period. Excluding the restructuring charges recorded in the quarter ended December 31, 1995, costs increased $860 million primarily due to increases in sales volume. Excluding restructuring charges, gross margin for the nine month period in 1996 was 41.5%. The increase in gross margin percentage for the current nine months was due to overall favorable mix of higher margin product revenues and the benefits associated with the business productivity improvement initiatives offset in part by the erosion of higher margin rental revenues.

OPERATING EXPENSES - NINE MONTHS ENDED JUNE 30, 1997 VERSUS NINE MONTHS ENDED JUNE 30, 1996

Selling, general and administrative expenses decreased $1,706 million, or 29.1% compared with the same period a year ago. This decrease is attributable to the restructuring charge of $1,645 million in the quarter ended December 31, 1995. Excluding the impact of the 1995 restructuring charges, selling, general and administrative expenses as a percentage of revenue declined 2.8 percentage points to 21.4% of revenue. The current period includes increased expenditures associated with higher sales levels, investment in growth initiatives, as well as the implementation of SAP, an integrated software platform. These expenditures were offset by business productivity improvement initiatives, which included a reduction in expenses associated with businesses exited in calendar year 1996, the lower start-up costs compared to 1996, and the reversal of $69 million of business restructuring reserves.

Research and development expenses increased $398 million as compared with the same period a year ago. Excluding the impact of restructuring charges for the quarter ended December 31, 1995, research and development expenses increased by $662 million, primarily due to expenditures in support of the wireless infrastructure, microelectronic products, advanced multimedia communications systems and the one-time write-off of $79 million of in-process research and development acquired in the acquisition of Agile. Research and development expenses represented 11.7% of revenues as compared with 10.8% of revenues in the same period in 1996. Excluding 1995 restructuring charges, research and development expenses as a percentage of revenues increased 2.5 percentage points from 9.2% in the same period a year ago.

 17                                                         Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - NINE MONTHS ENDED JUNE 30, 1997 VERSUS NINE MONTHS ENDED JUNE 30, 1996

Other income -- net decreased $91 million compared with the same nine month period in 1996. This decrease was largely due to gains recognized on the sale of certain investments and insurance recoveries in the year-ago period, offset in part by increased interest income in the nine month period in 1997.

Interest expense increased $18 million compared with the same nine month period in 1996 due primarily to the change in debt structure from short-term to long-term debt in the year-ago period.

The effective tax rate of 38.5% for 1997 increased from the effective tax rate of 27.2% on the pre-tax loss in the same nine-month period of 1996 due to the business restructuring charges incurred in the quarter ended December 31, 1995. Excluding the 1995 restructuring charges, the effective tax rate decreased from 41.3% for the nine months ended June 30, 1996 primarily due to the tax impact resulting from foreign earnings and increased research credits, offset in part by the tax impact associated with the write-off of in-process research and development acquired in the acquisition of Agile.

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets increased by $247 million, or 1.1% since September 30, 1996. This change was due to increases in other current assets and prepaid pension costs offset by decreases in cash and inventories. The decrease in cash was primarily due to the reduction in short-term debt.

Working capital, defined as current assets less current liabilities, increased $1,029 million from September 30, 1996, primarily resulting from net current asset increases discussed above and decreases in current liabilities which included the utilization by AT&T of the $500 million cash advance made to Lucent in April 1996 and reduction of short-term debt.

The contribution by Lucent of the net assets of its Consumer Products business to the joint venture between Philips and Lucent will not have a material impact on Lucent's financial position.

Lucent expects that, from time to time, outstanding commercial paper balances may be replaced with short- or long-term borrowings as market conditions permit. At June 30, 1997, Lucent maintained approximately $4,700 million in credit facilities of which a portion is used to support Lucent's commercial paper program. At June 30, 1997, $4,458 million of these credit facilities were unused. Future financings will be arranged to meet Lucent's requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions. Lucent anticipates that borrowings under its bank credit facilities, the issuance of additional commercial paper, cash generated from operations and short- and long-term debt financings will be adequate to satisfy its future cash requirements, including payments due in connection with the Octel acquisition, although there can be no assurance that this will be the case.

 18                                                         Form 10-Q - Part I

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In recent years, the purchasing behavior of Lucent's large customers has increasingly been characterized by the use of fewer, larger contracts. This trend is expected to intensify, and contributes to the variability of Lucent's results. Such larger purchase contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources and in general require investments which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent performance and acceptance criteria which can also cause revenue recognition delays and require financing from Lucent.

Network operators, domestically and internationally, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to over a billion dollars. In this regard, Lucent entered into a credit agreement in October 1996 to provide Sprint PCS long-term financing of $1,800 million for purchasing equipment and services for its PCS network.

On May 29, 1997, Lucent closed transactions with a group of institutional investors and with Sprint Corporation in which $500 million of loans and undrawn commitments and $300 million of undrawn commitments, respectively, provided by Lucent to Sprint PCS under the $1,800 million credit facility were transferred without recourse.

As part of the revenue recognition process, Lucent has assessed the collectibility of the accounts receivable relating to the Sprint PCS purchase contract in light of its financing commitment to Sprint PCS. Lucent has determined that the receivables under the contract are reasonably assured of collection based on various factors among which was the ability of Lucent to transfer the loans and commitments without recourse.

Lucent has also entered into agreements to extend credit of up to an aggregate of approximately $850 million to three other PCS operators for possible future sales. As of June 30, 1997, no amounts had been advanced under these agreements, which, in the case of agreements relating to about $500 million of credit, are subject to fulfillment of certain conditions and completion of final contract documentation. Lucent is continuing to propose, and commit to provide, financing where appropriate for its business, in addition to the above arrangements. The ability of Lucent to arrange or provide financing for network operators will depend on a number of factors, including Lucent's capital structure and level of available credit.

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

 19                                                         Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

By their nature, all such instruments involve risk, including market risk and the credit risk of nonperformance by counterparties. The maximum potential loss may exceed the amount recognized in the balance sheet. All of Lucent's foreign currency exchange contracts are hedges against specific exposures. In foreign exchange contracts and interest rate swap agreements, Lucent assumes the risk from the possible inability of counterparties to meet the terms of their contracts; however, management believes this risk to be remote since the counterparties to these contracts are major international institutions. Lucent controls its exposure to credit risk associated with its financial instruments through credit approvals, credit limits and monitoring procedures. At June 30, 1997, in management's opinion, Lucent did not have any significant exposure to any individual customer or counterparty, nor did Lucent have any major concentration of credit risk related to any financial instrument.

CASH FLOWS

Cash provided by operating activities was $867 million compared with $518 million for the nine months ended June 30, 1997 and 1996, respectively. This increase in cash was largely due to the retention of $2,000 million of customer accounts receivable by AT&T in the nine month period a year ago offset by a decrease in accounts payable and a net increase in other operating assets and liabilities over the same period a year ago. The change in other operating assets and liabilities was primarily due to the receipt of the $500 million cash advance made to Lucent in April 1996 by AT&T and the utilization by AT&T of that advance in 1997.

Cash payments of $101 million and $296 million were made for the three month and nine month periods ended June 30, 1997, respectively, for the business restructuring charge recorded in the quarter ended December 31, 1995. The remaining balance in the business restructuring reserve of $888 million will result in future cash payments. Of the 23,000 positions that Lucent announced it would eliminate and that are included in the aforementioned restructuring charges, approximately 17,600 positions have been eliminated as of June 30, 1997.

Comparing the nine months ended June 30, 1997 and 1996, cash used in investing activities decreased to $1,125 million from $1,338 million. The decrease is the result of the acquisition of several manufacturing and other operations of certain subsidiaries of Philips Electronics NV in 1996 and the disposition of the interconnect products and custom manufacturing services businesses during fiscal year 1997.

Capital expenditures, the largest component of investing activities, were $1,088 million and $1,055 million for the nine month periods ended June 30, 1997 and 1996, respectively. Capital expenditures include expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity, and expenditures for cost reduction efforts and international growth.

Cash used in financing activities for the nine months ended June 30, 1997 was $498 million compared with cash provided by financing activities of $2,571 million in the same period a year ago. This decrease was primarily due to the proceeds received from the IPO in the year-ago period and the repayment of commercial paper in the current quarter.

In 1995, Lucent relied on AT&T to provide financing for its operations. The cash flows from financing activities in first four months of fiscal 1996 principally reflect changes in the Company's assumed capital structure. These cash flows are not necessarily indicative of the cash flows that would have resulted if the Company had been a stand-alone entity.

 20                                                         Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The ratio of total debt to total capital (debt plus equity) was 47.2% at June 30, 1997 compared to 59.8% at September 30, 1996.

OTHER

Lucent has several significant contracts for the sale of infrastructure systems to network operators which extend over multi-year periods, and expects to enter into similar contracts in the future, with the uncertainties that involve new technologies which may not have been previously deployed on a large-scale commercial basis. Lucent may incur significant cost overruns and losses on such contracts which would be recognized in the quarter in which they became ascertainable. Lucent in the normal course of business establishes reserves for these contracts as deemed necessary.

One of Lucent's multi-year contracts was with Pacific Bell for the provision of a broadband network based on hybrid fiber-coaxial cable technology. In June 1997, Lucent agreed with Pacific Bell to terminate work under that contract. Lucent has been recording reserves in its financial statements to reflect implementation difficulties and cost overruns under that contract, and all expected costs associated with the contract have been reflected in Lucent's financial statements for the period ended June 30, 1997.

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

 21                                                         Form 10-Q - Part I


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on current expectations, estimates and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Any Form 10-K, Annual Report to Shareowners, Quarterly Report to Shareowners, Form 10-Q or Form 8-K of the Company may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future Factors include increasing price and product/services competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; domestic and foreign governmental and public policy changes which may affect the level of new investments and purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the cyclical nature of the Company's business; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other Future Factors.

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

Reliance On Major Customers:
Historically, the Company has relied on a limited number of customers for a substantial portion of its total revenues, including AT&T which continues to be a significant customer. Sales to approximately ten network operators constituted over one-third of total revenues in prior years. The Company has diversified its customer base in the past several years and expects this trend to continue. Nevertheless, the Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The loss of any of these customers or any substantial reduction in orders by any of these customers could materially adversely affect the Company's operating results. The United States government is, in the aggregate, also a large customer of the Company. Given the current pressures on the government to reduce its overall level of spending, there can be no assurance that government purchases from the Company will not decrease in the future.

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

 23                                                         Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 simplifies the standards for computing earnings per share and is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The adoption of SFAS 128 is not expected to impact Lucent's previously reported earnings per share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS 130 will have no impact on Lucent's consolidated results of operations, financial position or cash flows.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The adoption of SFAS 131 will have no impact on Lucent's consolidated results of operations, financial position or cash flows.

 24                                                          Form 10-Q - Part II

                      Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit Number

     12   Computation of Ratio of Earnings to Fixed Charges

     27   Financial Data Schedule

(b)  Reports on Form 8-K:

     Not applicable

 25                                                          Form 10-Q

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Lucent Technologies Inc.

Date August 13, 1997

                                                James S. Lusk
                                                Vice President and Controller
                                                (Principal Accounting Officer)

 26                                                          Form 10-Q

                                Exhibit Index

Exhibit
Number

  12                            Computation of Ratio of Earnings to
                                Fixed Charges

  27                            Financial Data Schedule