Form 10-K405
period 1997-09-30
LUCENT TECHNOLOGIES INC
filed 1997-12-22
CIK 1006240

                As filed electronically with the SEC on 12/22/97.

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended September 30, 1997

                                       OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

At November 30, 1997, the aggregate market value of the voting stock held by non-affiliates was approximately $51,500,000,000.

At November 30, 1997, 642,823,185 common shares were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's annual report to security holders for the fiscal year ended September 30, 1997 (Part II)

(2) Portions of the registrant's definitive proxy statement dated December 22, 1997, issued in connection with the annual meeting of shareholders (Part III)

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

                                                 Name of each exchange on
         Title of each class                         which registered

Common Stock                                     New York Stock Exchange
  (Par Value $.01 Per Share)

6.90% Notes due July 15, 2001                    New York Stock Exchange

7.25% Notes due July 15, 2006                    New York Stock Exchange

                                TABLE OF CONTENTS


                                     PART I

Item                             Description                           Page

 1.  Business ........................................................   1

 2.  Properties ......................................................  17
 3.  Legal Proceedings ...............................................  18
 4.  Submission of Matters to a Vote of Security-Holders .............  18

                                     PART II

                                   Description

 5.  Market for Registrant's Common Equity and Related Stockholder
       Matters .......................................................  19
 6.  Selected Financial Data .........................................  19
 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations .........................................  19
 8.  Financial Statements and Supplementary Data .....................  19
 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......................................  19

                                    PART III

                                   Description

10.  Directors and Executive Officers of the Registrant ..............  19
11.  Executive Compensation ..........................................  19
12.  Security Ownership of Certain Beneficial Owners and Management ..  19
13.  Certain Relationships and Related Transactions ..................  19

                                     PART IV

                                   Description

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.  19

See page 18 for "Executive Officers of the Registrant."

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

   On February 1, 1996, AT&T began executing its decision to separate the Company into a stand-alone company (the "Separation") by transferring to the Company the assets and liabilities relating to the Company's business. On April 10, 1996 the Company issued 112,037,037 shares of its Common Stock in an Initial Public Offering ("IPO"), and on September 30, 1996, the Company became independent of AT&T when AT&T distributed to its shareowners all of its shares in the Company. As used herein, references to the "Company" or "Lucent" include the historical operating results and activities of the business and operations transferred to the Company in the Separation.

   In 1996, the Company changed its fiscal year to begin October 1st and end September 30th, and reported audited financial results for a short fiscal period beginning January 1, 1996 and ending September 30, 1996. Accordingly, unless the context otherwise requires, references herein to "fiscal 1996" or similar terms mean the nine-month period January 1, 1996 through September 30, 1996.

   The Company is one of the world's leading designers, developers and manufacturers of communications systems, software and products. The Company is a global leader in the sale of public communications systems, and is a supplier of systems or software to most of the world's largest network operators. The Company is also a global leader in the sale of business communications systems and in the sale of microelectronic components for communications applications to manufacturers of communications systems and computers. The Company's research and development activities are conducted through Bell Laboratories ("Bell Labs"), one of the world's foremost industrial research and development organizations.

SYSTEMS FOR NETWORK OPERATORS

   The Company designs, develops, manufactures and services systems and software which enable network operators to provide wireline and wireless access, local, long distance and international voice, data and video services and cable television service. The Company's networks, which include switching, transmission and cable systems, are packaged and customized with application software, operations support systems and associated professional services.

Systems and Services

   Communications Networking Systems. The Company designs, develops, manufactures and services advanced communications networking systems, which include equipment, software and associated professional services. These systems connect, route, manage and store voice, data and video in any combination, and are used for: wireline access; local and long distance switching; intelligent network services and signaling; wireless communications, including both cellular and personal communications services ("PCS"); and high-speed, broadband multifunctional communications.

   The Company supplies each of the five broad elements that comprise communications networks: switching systems, which route information through the network; transmission systems, which provide the communications path through the network that carries information between points in the network; operation support systems, which enable service providers to manage the work flow, planning, surveillance, management, provisioning and continuous testing of their networks; intelligent network/application software, which enables service providers to offer a broad array of enhanced and differentiated services; and cable systems, which provide the transport media between points in a network. These systems collectively comprise the infrastructure that enables telecommunications network operators to provide traditional narrowband voice and data services and that enables both new and traditional network operators to offer broadband multimedia services.

   The Company has a wireline local access installed base (the number of access lines serviced by switches manufactured by the Company) of approximately 120 million lines. The Company's primary switching products are the 5ESS(R) switch for local and long distance switching and international gateways, and the 4ESS(TM) Digital Switch (the "4ESS switch") for long distance and international switching.

   The 5ESS switch is used throughout the world to provide a combination of network applications, including local and long distance switching and international gateways, operator services, network signaling, intelligent networking and wireless switching. The 5ESS switch, with the Company's 5E12 AnyMedia(TM) software, enables network operators to offer a large number of new data services and local number portability, as well as simultaneous wireline and wireless, local, long distance and international services.

   The 4ESS switch, which was developed for and is primarily deployed in AT&T's network, is used to provide domestic and international long distance switching. The 4ESS switch can handle over 1,000,000 peak hour calls.

   The Company designs, develops, manufactures and services a broad range of transmission access and transport systems. Network operators use these systems to transport any combination of voice, data and video between subscribers and the central office or between points within a network engaged in local, national or international communications.

   World standards for transmission systems have undergone rapid technological change in recent years. One new standard, known as Synchronous Optical Network ("SONET") in North America and SDH in other markets, maximizes transmission capability and simplifies network management for network operators. The Company markets systems supporting both standards.

   The Company offers a broad line of transmission access systems for the provision of a wide range of services, including traditional telecommunications service and broadband multifunctional services. Transmission access systems transport information between the subscriber and the central office. The Company's products include SLC(R)-2000, which extends fiber-based optical transmission into the local loop. The Company's products also include the SDV-2000, a switched digital video system which extends fiber to the curb, and ASOS, which enables network operators to manage the work flow, planning, surveillance, provisioning and continuous testing of their multifunctional networks.

   The Company's transmission transport systems are utilized for high capacity communications between points within a communications network. Many of these products are primarily digital and provide for the movement of any combination of voice, data, and video across fiber, coaxial and microwave based media. The Company's products include fiber transport systems (FT 2000), digital multiplexer systems (DDM 2000) and the digital access and cross connect systems (DACS family of products).

   The Company has announced enhancements to its high-capacity Dense Wavelength Division Multiplexing (DWDM) product line including a solution that directly supports a wide range of SONET and high-speed data rates used in metropolitan areas -- Metro Optical Line Solution (OLS) allows service providers to economically transport a wide range of services, such as voice, video and data, with the same circuit pack over the same fiber.

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

   In addition, the Company designs, develops, manufactures and services cable systems, which include optical fiber, fiber optic cable, and apparatus for both fiber and copper cable systems. The Company's cable systems are used to connect various devices in a network and terminal devices to public and private networks. These cable systems are deployed for outside plant and central office wiring, and for traditional telephony, cable television, wireless networks and broadband applications.

   The Company also supplies fiber optic cable systems, high strength, high performance fiber for underseas cablers and outside plant turnkey systems, which are generally large capital projects in emerging markets for the engineering and construction of telecommunications infrastructure. The Company's TRUEWAVE(R) optical fiber enables network operators to reduce their costs by increasing the distance between optical amplifiers.

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

   The Company's wireless cellular or PCS systems are in operation in 49 of the top 50 United States Metropolitan Statistical Areas. The Company's primary wireless system is the AUTOPLEX(R) System 1000 product family, which includes the high capacity Series II base station. The base station contains the radio transceiver that establishes wireless communications with a mobile telephone. Base stations are arranged geographically so that mobile customers can be "handed off" seamlessly from one base station to the next as they travel. The network intelligence to accomplish this is housed in the Company's Mobile Switching Center, which includes the 5ESS switch and which connects the base stations to the public telephone network. The Company also offers base stations for start-up applications and smaller markets, a minicell product for rural and international markets and a microcell for congested, high traffic areas.

   Wireless technology is evolving from analog to digital. The Company provides networks based on a variety of the leading air interface standards: AMPS, CDMA, TDMA and GSM.

   In addition, the Company designs, develops, manufactures and services fixed wireless access systems. The Company offers Wireless Subscriber Systems, which support the AMPS standard, and the new AIRLOOPTM Wireless Local Loop system, which utilizes CDMA technology. Also, the Company offers systems, based on the DECT (digital enhanced cordless telephone) standard. All three systems enable network operators to expand their networks in markets where traditional wireline systems are not cost justified, and to provide telephone services as an alternative to traditional network operators.

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

   In order to market its product line worldwide, the Company has established wholly owned subsidiaries and joint ventures with local companies in many countries.

Competition

   The Company believes that its key competitive factors are its broad product line, large installed base, relationship with key customers, technological expertise and new product development capabilities. The Company's primary competitors in the market for telecommunications systems are four very large European and North American companies which have substantial technological and financial resources and which offer similar broad product catalogs. These competitors are Alcatel Alsthom, Northern Telecom Limited, Siemens AG and Telefonaktiebolaget LM Ericsson. In 1996, the Company and these four competitors collectively accounted for about 40% of the world's public network systems sales, with the Company's sales accounting for about 10% of world sales.

   In addition, in all of the Company's product areas other than switching, the Company faces significant competition from other companies which do business in one or a number of such product areas. For example, in wireless systems, Northern Telecom Ltd., Telefonaktiebolaget LM Ericsson, Motorola, Inc. and Nokia Corporation, which are very large companies with substantial technological and financial resources, are significant competitors. In transmission and cable systems, competition in the markets includes hundreds of smaller competitors. The Company expects that it also may encounter competition from companies that design and manufacture data network equipment.

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

Systems and Services

   The Company's core business communications system products are private switching systems, generally PBXs and key systems, usually located at the customer's premises, that permit a number of local telephones or terminals to communicate with one another, with or without use of the public telephone network. The Company offers wired and wireless communications systems, including the DEFINITY(R) family of products for large customers and the MERLIN LEGEND(R) and PARTNER(R) systems for smaller businesses and home offices. The DEFINITY Enterprise Communication Server provides real-time voice and mixed-media call processing. The FREEWORKS(TM) family of business mobility solutions enables communication throughout the workplace with full freedom of movement.

   The Company's messaging and response systems store and forward voice, data and images and conduct initial call processing, which integrates PBX and computer functions. In addition, the Company is a technological leader in the development of speech recognition algorithms, which have been incorporated into both public and private call processing applications, such as operator services. The Company's principal systems include the INTUITY(TM) AUDIX(R), DEFINITY(R) AUDIX(R) voice messaging systems and Octel Messaging Division systems, for use with the Company's or a competitor's PBX; INTUITY(TM) CONVERSANT(R), a multi-lingual interactive voice response system which can recognize speech in nine languages/dialects; and the INTUITY Multimedia Messaging System, a system that combines voice messaging and voice-response technology into a single desktop application.

   In September 1997, the Company acquired Octel Communications Corporation, a provider of voice, fax and electronic messaging technologies that complement those offered by the Company. Octel's enterprise voice mail products, including unified messaging, work behind almost all types and models of PBX, central office and wireless switches and can be networked together.

   The Company's call center systems integrate the hardware and software associated with computing, telephony, and multimedia messaging and response applications. Call centers are the initial entry point for customers to access a business' telephone sales and support operation. The Company's systems permit the routing and administration of a large volume of incoming calls, and the integration with business databases of customer and product information. The Company's call center systems are used by companies in diverse industries such as financial services, retailing and transportation. The call center environment in which these companies operate is characterized by hundreds of telephone service agents located in geographically dispersed networked sites, processing tens of thousands of calls per hour. For example, using these systems, businesses can provide their customers with the ability to check balances or order status, to place orders, and to receive additional information and support.

   In September 1997, the Company introduced an enhanced portfolio of intelligent switching, access and network management products to improve data network performance. In addition, the Company introduced DEFINITY(R)ATM to meet customer demand for voice-over-ATM solutions. On December 16, 1997, the Company acquired Livingston Enterprises, Inc. ("Livingston"), a global provider of equipment used by Internet service producers to connect their subscribers to the Internet. In 1996 the Company acquired Agile Networks ("Agile"), a provider of intelligent data switching products. On December 10, 1997, the Company announced that it will acquire Prominet Corporation, a start-up developer of high-performance local area network (LAN) switching equipment. The transaction is expected to be completed by the end of the quarter ending March 31, 1998, subject to satisfaction of certain conditions.

   In addition, the Company's SYSTIMAX(R) structured wiring system for business customers provides broadband multifunctional LAN interconnections within a building or campus. These systems are comprised of fiber optic and copper cable and associated apparatus.

   The Company offers NetCare(R) Services, a wide range of professional service options, including call center design, voice and data network engineering, training, remote diagnostics and dedicated on-site technicians. Their on-demand services involve routine testing and diagnostics, maintenance and repair, moves and rearrangements, and software and hardware upgrade installations.

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

Markets

   The Company markets its systems and services to large and small businesses and government agencies through a large, direct sales force and through a network of agents, dealers and distributors. In the United States, the Company effects these sales primarily through the direct sales force, while sales elsewhere occur through the efforts of dealers and distributors as well as the direct sales force. The Company's systems are deployed in applications for customer sales and service, conferencing and collaboration, mobility and distributed work force, messaging and enterprise networking. The Company fields a large group of application specialists to design call center, distance learning and other customized applications.

   The Company believes that premises-based communications is transforming from distinct voice and data networks to multimedia networks that will be able to support any combination of voice, video and data communications simultaneously. The Company is designing certain business communications systems to enable its customers to simplify their premises networks by combining separate voice, video and data networks into a single architecture.

Competition

   The Company considers its working relationships with its customers and knowledge of their individual business needs to be important competitive factors. The Company competes principally with three other large companies with substantial technological and financial resources in the sale of business communication systems. These competitors are Northern Telecom Limited, Siemens AG (through its subsidiary Siemens Rolm Communications, Inc.) and Alcatel Alsthom. Together with the Company, in 1996 these competitors accounted for approximately 46% of the sales of business communications systems globally, with the Company accounting for approximately 10%. In addition, as the market transforms to multimedia systems, the Company expects that it also may encounter competition from companies that design and manufacture data network equipment.

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

   The Company has jointly with Rockwell International Corporation developed an interoperability specification enabling their K56 Flex(TM) modem chip sets to interoperate. In addition, the Company and Furukawa Electric Co. Ltd. have formed a partnership between two of their subsidiaries to manufacture optoelectronic components. The Company also is part of the DTV team currently consisting of the Company, Microsoft Corporation, Intel Corporation and Compaq Computer Corporation, which is an informal arrangement with the objective of accelerating the development of digital broadcast technology.

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

   In addition to the revenues from sales to third parties included in the Company's consolidated financial results, the Company's microelectronics products are also key components of its systems for network operators and business communications systems. The Company's microelectronics products compete with products of third-party manufacturers for inclusion in the Company's systems and products.

Competition

   The Company considers its technological leadership, product leadership, and relationships with key customers to be important competitive factors. The market for microelectronic products is global and generally highly fragmented. The Company's competitors differ widely among product categories. The Company's competitors in certain IC product categories include Texas Instruments Incorporated, Rockwell International Corporation and LSI Logic Corp.; in electronic power systems include Astec Industries, Inc. and Unitech plc (through its subsidiary, NEMEC-Lambda); and in optoelectronics include Fujitsu Limited and Northern Telecom Limited.

   The Company believes that key competitive factors in the microelectronics marketplace are the early involvement in customers' future applications requirements, the speed of product and technological innovation, price, customer service, and manufacturing capacity. Other important competitive factors include quality, reliability and local manufacturing presence.

CONSUMER PRODUCTS

   During fiscal 1997, the Company continued to design, manufacture, service and lease communications products for consumer, small office and home office use through its Consumer Products business.

   The Consumer Products business offered a broad selection of telephone products for the consumer market, including corded telephones, cordless telephones and a broad line of analog, digital, stand-alone and integrated telephone answering systems, offered in corded and cordless versions. In 1997, Consumer Products introduced 22 new or redesigned products through September 30.

   On October 1, 1997, the Company contributed its Consumer Products business to a new venture, Philips Consumer Communications L.P., formed by the Company and Philips Electronics N.V. ("Philips"). The venture, which is 40% owned by the Company, is a worldwide provider of a complete range of personal communications products, including digital and analog wireless phones, corded and cordless phones, digital cellular and PCS phones developed by the Company's Consumer Products group, answering machines, and pagers.

OTHER SYSTEMS AND PRODUCTS

   The Company designs, develops and manufactures systems which support the United States federal government's need for specially designed integrated solutions for military and civilian use.

   In October 1997, the Company sold its Advanced Technology Systems ("ATS") unit. ATS designed and manufactured custom defense systems for the United States government. The Company sold its subsidiary, Paradyne, which designed and manufactured modems and other data communications equipment, in July 1996, and in December 1996 sold its Custom Manufacturing Services business.

BELL LABORATORIES

   The Company has been and will continue to be supported by the technological expertise provided by Bell Labs, one of the world's foremost industrial research and development organizations. Bell Labs provides support for the businesses of the Company and conducts basic research. Bell Labs has made significant discoveries and advances in communications science and technology, software design and engineering, and networking. These contributions include the invention of the transistor and the design and development of ICs and many types of lasers. Areas of Bell Labs research and development work in recent years include: networking software; lightwave transmission, which offers greater transmission capacity than other transmission systems; electronic switching technology, which enables rapid call processing, increased reliability and reduced network costs; and microelectronics components, which bring the latest advantages of very large scale integration to the full range of products offered by the Company.

   Bell Labs' research and development activities continue to focus on the core technologies critical to the Company's success, which are software, network design and engineering, microelectronics, photonics, data networking and wireless/cellular.

   Bell Labs is a leader in software research, development and engineering for communications applications. For example, its innovations in fault-tolerant software have enabled the Company to achieve a level of system reliability with off-the-shelf commercial processors that allows the Company to reduce its reliance on custom microprocessors. Its recently introduced Inferno(TM) software provides for secure networking in a distributed computing environment.

   Bell Labs has contributed many innovations in voice quality, is a leader in the development of digital signal processing, and has developed a number of innovative algorithms for high-quality speech and audio. These innovations have contributed to the Company's implementation of speech processing applications which include text-to-speech synthesis, speech recognition and automatic translation of speech from one language to another. They are used in many of the Company's products, including the elemedia(TM) products for Internet applications.

   Bell Labs also has led in the development of software-based networking technologies that support the Company's systems and products. Recently, it has developed systems for digital cellular, PCS, mobile computing and wireless LANs, and its research in ATM led to the Company's offering of the first large ATM switch in 1993. Bell Lab's technology has allowed the recent introduction of data networking products such as the Internet Telephony Server SP.

   Similarly, Bell Labs' advances extend to the microlasers used in today's broadband multifunctional transmission systems, and to today's optical amplifiers and TRUEWAVE(R) fiber. Current photonic research includes work on passive optical networks, photonic switching and quantum wire lasers.

NEW ORGANIZATION

   Effective November 1, 1997, the Company moved to the following organization.

   Microelectronics: integrated circuits and optoelectronics products and the sales and service force serving this customer group.

   Intellectual Property: acquiring, managing and creating value from the Company's portfolio of intellectual property.

   Business Communications Systems: all voice-related products currently part of the previous Business Communications Systems portfolio including the Octel Messaging Division and the sales and service force serving enterprise customers. Includes the Company's Government Solutions.

   Data Networking Systems: data networking offerings targeted at enterprise and Internet Service Provider (ISP) customers and the Internet Protocol and ATM core switching data offers to service provider customers. Includes the Agile and Livingston acquisitions. Its dedicated sales force works through the existing global service provider and enterprise sales forces and sells directly to ISPs and indirect channels.

   Wireless Networks: wireless products, software and support for the service provider market. It sells its products through the Global Service Provider sales group.

   Switching and Access Systems: switching and access products and software for the carrier market. It sells its products through the Global Service Provider sales group.

   Optical Networking: sonet-SDH, wave division multiplexing and access offers. Its products are sold through the Global Service Provider sales group.

   Network Products: fiber products, including SYSTIMAX(R) and Power Systems products. Its products are sold through the Global Service Provider sales group, indirect channels and the Microelectronics sales force.

   Communications Software: software products focused in application areas such as intelligent network applications, network management and operations and Internet software. Its products are sold through the Global Service Provider and enterprise sales forces as well as indirect channels.

   New Ventures: creates new ventures to get technology to market faster and the Company's existing internal ventures, including Inferno and elemedia.

   Global Service Provider Business: marketing and sales, service and support and program management for network operator and service provider customers around the world, including local, long-distance, Internet and wireless service providers.

   Bell Labs: provides research and development to support the Company's products and services, and conducts basic research.

BACKLOG

   The Company's backlog, calculated as the aggregate of the sales price of orders received from customers less revenue recognized, was approximately $12,141 million and $12,100 million on September 30, 1997 and 1996, respectively. Approximately $6,800 million of orders included in the September 30, 1997 backlog are scheduled for delivery after September 30, 1998. However, all orders are subject to possible rescheduling by customers. Although the Company believes that the orders included in the backlog are firm, some orders may be canceled by the customer without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes that it is in the Company's best interest to do so. About $4,500 million of the amount at September 30, 1997 is under large, multi-year contracts of which about $3,000 million is scheduled for delivery after September 30, 1998 and is included in the $6,800 million referred to above. Approximately $3,600 million at September 30, 1997 and $4,000 million at September 30, 1996 are under large, long-term contracts with the Ministry of Post and Telecommunications of Saudi Arabia which require annual appropriations of the Saudi Arabian government.

SOURCES AND AVAILABILITY OF MATERIALS

   The Company makes significant purchases of electronic components, copper, glass, silicon, and other materials and components from many domestic and foreign sources. The Company has been able to obtain sufficient materials and components from sources around the world to meet its needs. The Company also develops and maintains alternative sources for essential materials and components. Occasionally, additional inventories of specific components are maintained to minimize the effects of potential shortages. The Company does not have a concentration of sources of supply of materials, labor or services that, if suddenly eliminated, could severely impact its operations.

PATENTS AND TRADEMARKS

   From October 1, 1996 to September 30, 1997, the Company was issued 811 patents in the United States and 1,947 in foreign countries. The Company owns approximately 8,700 patents in the United States and 15,000 in foreign countries. These foreign patents are counterparts of the Company's United States patents. Many of the patents owned by the Company are licensed to others and the Company is licensed to use certain patents owned by others. In connection with the Separation, the Company has entered into an extensive cross-licensing agreement with AT&T and NCR Corporation ("NCR"). See "Separation Agreements
-- Patent Licenses and Related Matters."

   The Company markets its products primarily under its own name and mark. The Company considers its many trademarks to be valuable assets. Most of its trademarks are registered throughout the world.

OUTLOOK

Forward Looking Statements

   This Outlook section and other sections of this Form 10-K report contain forward-looking statements, including prospective financial and non-financial information, that are based on current expectations, estimates, forecasts and projections about the industries in which the Company operates, management's beliefs and assumptions made by management. Any Annual Report to Shareowners, Quarterly Report to Shareowners, Form 10-Q or Form 8-K of the Company may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

   For a further description of Future Factors that could cause actual results to differ materially from such forward-looking statements, see the remainder of this OUTLOOK section including the other sections referred to in this section.

Competition

   The Company continues to face significant competition and expects that the level of competition on pricing and product offerings will increase. The Company expects that new and different competitors will enter its markets as a result of both the trend toward global expansion by foreign and domestic competitors as well as continued changes in technology and public policy. These competitors may include entrants from the telecommunications, software, data networking and semiconductor industries. Existing competitors have, and new competitors may have, strong financial capability, technological expertise and well-recognized brand names.

Dependence On New Product Development

   The markets for the Company's principal products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating communications systems for network operators and business customers. The Company's operating results will depend to a significant extent on its ability to continue to introduce new systems, products, software and services successfully on a timely basis and to reduce costs of existing systems, products, software and services. The success of these and other new offerings is dependent on several factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability, including, in some cases, certification by international and domestic standards-setting bodies.

Reliance On Major Customers

   Historically, the Company has relied on a limited number of customers for a substantial portion of its total revenues, including AT&T which continues to be a significant customer. In terms of total revenues, the Company's largest customer has been AT&T, although other large customers may purchase more of any particular system or product line. The contribution of AT&T to the Company's total revenues and percentage of total revenues for the year and nine months ended September 30, 1997 and 1996 and the year ended December 31, 1995 were $3,731 million (14.2%), $1,970 million (12.4%) and $2,119 million (9.9%), respectively.

   In addition, sales to eight network operators including AT&T (reduced from 10 in 1996 due to mergers), some of which may vary from year to year, constituted approximately 41%, 39% and 38% of total revenues in the twelve months ended September 30, 1997 and 1996 and calendar year ended December 31, 1995, respectively. The Company is continuing to diversify its customer base; nevertheless, the Company expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. See "Business." The loss of any of these customers or any substantial reduction in orders by any of these customers could materially adversely affect the Company's operating results.

Readiness For Year 2000

   The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant. The Company began work several years ago to prepare its products and its financial, information and other computer-based systems for the Year 2000, including replacing and/or updating existing legacy systems. The Company continues to evaluate the estimated costs associated with these efforts based on actual experience. While these efforts will involve additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

Multi-Year Contracts

   The purchasing behavior of the Company's large customers has increasingly been characterized by the use of fewer, but larger contracts, which contributes to the variability of the Company's results. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs which may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent acceptance criteria which can also cause revenue recognition delays. The Company has significant contracts for the sale of infrastructure systems to network operators which extend over a multi-year period, and expects to enter into similar contracts in the future, with the uncertainties discussed above. The Company has increasingly provided or arranged long-term financing for customers as a condition to obtain or bid on infrastructure projects. Certain multi-year contracts involve new technologies which may not have been previously deployed on a large-scale commercial basis. Related to these contracts, the Company may incur significant initial cost overruns and losses which would be recognized in the quarter in which they became ascertainable. Further, profit estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one quarter.

Seasonality

   The Company's sales continue to be highly seasonal. Many of the Company's large customers have historically delayed a disproportionate percentage of their capital expenditures until the fourth quarter of the calendar year. Consequently, the

Company's results of operations for the first three quarters of each calendar year historically have, in the aggregate, been significantly less profitable than the fourth calendar quarter.

Future Capital Requirements

   The Company's working capital requirements and cash flow provided by (or used in) operating activities can vary greatly from quarter to quarter, depending on the volume of production, the timing of deliveries, the build-up of inventories, the payment terms offered to customers, and the extension of credit to customers.

   Network operators, domestically and internationally, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to over a billion dollars. In this regard, the Company entered into a credit agreement in October 1996 to provide Sprint Spectrum* LP ("Sprint PCS") long-term financing of $1,800 million for purchasing equipment and services for its PCS network. In May 1997, under the $1,800 million credit facility provided by the Company to Sprint PCS, the Company closed transactions to lay off $500 million of loans and undrawn commitments and $300 million of undrawn commitments to a group of institutional investors and Sprint Corporation (a partner in Sprint PCS), respectively. As of September 30, 1997, $146 million of these commitments were not yet drawn down by Sprint PCS. As of November 30, 1997, the Company had also entered into agreements to extend credit of up to an aggregate of approximately $550 million to two other PCS operators for possible future sales. The Company has committed to, and is continuing to propose, to provide financing where appropriate for its business. The ability of the Company to arrange or provide financing for network operators will depend on a number of factors, including the Company's capital structure and general market conditions.

   The Company believes that its credit facilities, cash flow from operations and long- and short-term debt financings, will be sufficient to satisfy its future working capital, capital expenditure, research and development and debt service requirements. The Company has a shelf registration statement to register the possible offering from time to time of long-term debt of which $1,960 million remains available at September 30, 1997. The Company believes that it will be able to access the capital markets on terms and in amounts that will be satisfactory to it, and that it will be able to obtain bid and performance bonds, to arrange or provide customer financing as necessary, and to engage in hedging transactions on commercially acceptable terms, although there can be no assurance that the Company will be successful in this regard.

International Growth, Foreign Exchange and Interest Rates

   The Company intends to continue to pursue growth opportunities in international markets. In many international markets, long-standing relationships between potential customers of the Company and their local providers, and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuit of such international growth opportunities may require significant investments for an extended period before returns on such investments, if any, are realized. Such projects and investments could be adversely affected by reversals or delays in the opening of foreign markets to new competitors, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation, and other factors, depending on the country in which such opportunity arises. Difficulties in foreign financial markets and economies, and of foreign financial institutions, could adversely affect demand from customers in the affected countries.

   The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. A significant change in the value of the dollar against the currency of one or more countries where the Company sells products to local customers or makes purchases from local suppliers may materially adversely affect the

----------
* SPRINT SPECTRUM is a service mark of Sprint Communications Company, L.P.

Company's results. The Company attempts to mitigate any such effects through the use of foreign currency contracts, although there can be no assurances that such attempts will be successful.

   While the Company hedges transactions with non-U.S. customers, the decline in value of the Asia/Pacific currencies, or declines in currency values in other regions, may, if not reversed, adversely affect future product sales because the Company's products may become more expensive to purchase for local customers doing business in the countries of the affected currencies.

Legal Proceedings and Environment

   See discussion below under ENVIRONMENTAL MATTERS and ITEM 3. LEGAL
PROCEEDINGS.

Employee Relations

   See discussion below under EMPLOYEE RELATIONS.

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

OPERATING REVENUE, RESEARCH AND DEVELOPMENT EXPENSE AND FOREIGN AND DOMESTIC OPERATIONS

   For information about the consolidated operating revenues contributed by the Company's major classes of products and services, consolidated research and development expenses, and foreign and domestic operations, see revenue tables and discussion on pages 37 through 40, Consolidated Statements of Income on page 46 and Note 10 thereto on page 59 of the Company's annual report to security holders for the fiscal year ended September 30, 1997. Such information is incorporated herein by reference pursuant to General Instruction G(2).

EMPLOYEE RELATIONS

   At September 30, 1997, the Company employed approximately 134,000 persons, of whom 75% were located in the United States. Of these domestic employees, 42% are represented by unions, primarily the Communications Workers of America and the International Brotherhood of Electrical Workers ("IBEW"). The Company's labor agreements with these unions expire on May 30, 1998.

ENVIRONMENTAL MATTERS

   The Company's current and historical manufacturing and research operations are subject to a wide range of environmental protection laws in the United States and other countries. In the United States, these laws often require parties to fund remedial action regardless of fault. The Company has remedial and investigatory activities underway at about 40 current and former facilities. In addition, the Company was named a successor to AT&T as a potentially responsible party ("PRP") at numerous "Superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or comparable state statutes. Under the terms of the Separation and Distribution Agreement, the Company is responsible for all liabilities primarily resulting from or related to the operation of the Company's Business as conducted at any time prior to, on or after the Separation including related businesses discontinued or disposed of prior to the Separation, and the Company's assets including, without limitation, those associated with these sites. In addition, under the Separation and Distribution Agreement, the Company is required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

   It is often difficult to estimate the future impact of environmental matters, including potential liabilities. The Company records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved for will be paid out over the period of remediation for the applicable site which ranges from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in the Company's consolidated financial statements in respect of environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although the Company believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws, will not exceed the amounts reflected in the Company's reserves or will not have a material adverse effect on the financial condition of the Company or the Company's results of operations or cash flows. Any amounts of environmental costs that may be incurred in excess of those provided for at September 30, 1997 cannot be determined.

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

   A complaint issued by the United States Environmental Protection Agency Region III on July 31, 1991 pursuant to Section 3008a of the Resource Conservation and Recovery Act of 1976 alleging violations of various waste management regulations at the Company's Richmond Works in Richmond, Virginia, and negotiations between AT&T Nassau Metals Corporation ("Nassau"), a wholly owned subsidiary of the Company, and the New York State Department of Environmental Conservation over waste management practices of a Nassau plant in Staten Island, New York, were reported in Item 1 and Item 3 of the Company's Form 10-K for the transition period ended September 30, 1996. Both matters have been settled with the Company paying penalties and a payment to an environmental fund of about $1.1 million in the aggregate and agreeing to do an environmental assessment of one of the sites.

SEPARATION AGREEMENTS

   For the purposes of governing certain of the relationships between the Company and AT&T (including NCR) following the Separation, the Company, AT&T and NCR entered into the Separation and Distribution Agreement and the Ancillary Agreements to which they are parties (collectively, the "Separation Agreements"). The Ancillary Agreements include the Interim Services and Systems Replication Agreement; the General Purchase Agreement and the supplemental agreements related thereto; the Employee Benefits Agreement; the Brand License Agreement; the Patent License Agreement and other patent-related agreements; the Technology License Agreement and other technology-related agreements; the Tax Sharing Agreement and other tax-related agreements; and certain agreements providing for the assignment of, and the establishment of transitional arrangements with respect to, real property. Certain of the Separation Agreements, including certain of the Agreements summarized below, are exhibits to this Form 10-K.

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

   The patent license agreement entered into by the Company, AT&T and NCR provides for cross-licenses to each company, under each of the other company's patents that are covered by the licenses, to make, use, lease, sell and import any and all products and services of the businesses in which the licensed company (including specified related companies) is now or hereafter engaged. The cross-licenses also permit each company, subject to specified limitations, to have third parties make items under the other companies' patents, as well as to pass through to customers certain rights under the other companies' patents with respect to products and services furnished to customers by the licensed company. In addition, the rights granted to the Company and AT&T include the right to license third parties under each of the other company's patents to the extent necessary to meet existing patent licensing obligations as of March 29, 1996, and AT&T has the right, subject to specified restrictions and procedures, to ask the Company to license third parties under a limited number of identified patents that were assigned to the Company.

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

ITEM 2. PROPERTIES.

   At September 30, 1997, the Company operated 45 manufacturing and repair sites, of which 15 were located in the United States, occupying in excess of
16.0 million square feet, of which approximately 2 million square feet were leased. The remaining 30 sites were located in 18 countries.

   At September 30, 1997, the Company operated 137 warehouse sites, of which 96 were located in the United States, occupying in excess of 5.0 million square feet, substantially all of which were leased. The remaining 41 sites were located in 22 countries.

   At September 30, 1997, the Company operated 1016 office sites
(administration, sales, field service), of which 816 were located in the United States, occupying in excess of 16.0 million square feet, substantially all of which were leased. The remaining 200 sites were located in 56 countries.

   At September 30, 1997, the Company operated additional sites in 15 cities, of which 14 were located in the United States, with significant research and development activities, occupying in excess of 9.0 million square feet, of which approximately 1.4 million square feet were leased.

   The Company believes its plants and facilities are suitable and adequate, and have sufficient productive capacity, to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS.

   In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. (Also see Item 1. "Business -- Separation Agreements -- Separation and Distribution Agreement" regarding the assumption by the Company of certain liabilities and contingent liabilities.) All such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 1997. While these matters could affect operating results of any one quarter when resolved in future periods and, while there can be no assurance with respect thereto, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet at September 30, 1997 would not be material to the Company's annual consolidated financial statements.

   See also the discussion in Item 1. "Business -- Environmental Matters" for additional legal proceedings, and environmental matters and proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

   No matter was submitted to a vote of security holders in the final quarter of the fiscal year covered by this report.

                      Executive Officers of the Registrant
                            (as of December 1, 1997)

                                                                      Became
                                                                      Lucent
                                                                      Executive
                                                                      Officer On
        Name                Age
        ----                ---

Henry B. Schacht*............63...Chairman of the Board.................2-96

Richard A. McGinn*...........51...Chief Executive Officer...............2-96
                                  and President

Donald K. Peterson...........48...Executive Vice President and..........2-96
                                  Chief Financial Officer

Richard J. Rawson............45...Senior Vice President,................2-96
                                  General Counsel and Secretary

Patricia F. Russo............45...Executive Vice President,.............2-96
                                  Corporate Staff Operations

Daniel C. Stanzione..........52...Executive Vice President..............2-96
                                  and Chief Operating Officer

Bernardus J. Verwaayen.......45...Executive Vice President and..........9-97
                                  Chief Operating Officer

----------
* Member of the Board of Directors.

   All of the above executive officers have held high level managerial positions with the Company and prior thereto with AT&T or its affiliates for more than the past five years, except in the case of Messrs. Peterson and Verwaayen since September 1, 1995 and September 1, 1997, respectively. Prior to joining AT&T, Mr. Peterson held various senior executive positions at Northern Telecom, Inc., a telecommunications equipment company, which included President of Nortel Communications Systems, Inc. (from January 1993 to September 1995), Vice President of Finance of Northern Telecom, Inc. (from January 1991 to January
1993) and Group Vice President of Northern Telecom, Inc. (from September 1987 to January 1991). Mr. Verwaayen joined the Company after serving since May 1988 as President of PTT Telecom, the national telecommunications operator of the Netherlands. He was a co-founder of Unisource, the pan-European alliance of Telia of Sweden, Swiss Telecom and PTT Telecom.

   Officers are not elected for a fixed term of office but hold office until their successors have been elected.

                                     PART II

Items 5. through 8.

   The information required by these items is included in pages 34 through 63 of the Company's annual report to security holders for the fiscal year ended September 30, 1997. The referenced pages of the Company's annual report to security holders have been filed as Exhibit 13 to this document. Such information is incorporated herein by reference, pursuant to General Instruction G(2). The New York Stock Exchange is the principal market for the Company's Common Shares. As of November 30, 1997, there were approximately 1,760,000 shareholders of record.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                    PART III

Items 10. through 13.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and officers to file reports of holdings and transactions in the Company's Common Shares with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Based on Company records and other information, the Company believes that all SEC filing requirements applicable to its Directors and officers with respect to the Company's fiscal year ending September 30, 1997 were complied with.

   Information regarding executive officers required by Item 401 of Regulation S-K is furnished in a separate disclosure in Part I of this report because the Company did not furnish such information in its definitive proxy statement prepared in accordance with Schedule 14A.

   The other information required by Items 10 through 13 is included in the Company's definitive proxy statement dated December 22, 1997, on pages 8 through 13 and pages 29 through page 45. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Documents filed as a part of the report:

          (1)  Financial Statements:
                                                                      Pages
               Report of Management ................................    *

----------
* Incorporated herein by reference to the appropriate portions in pages 34 through 63 of the Company's annual report to security holders for the fiscal year ended September 30, 1997. (See Part II.)

               Report of Independent Auditors ......................    *

               Statements:
                 Consolidated Statements of Income ................     *
                 Consolidated Balance Sheets ......................     *
                 Consolidated Statements of Changes in
                  Shareowners' Equity..............................     *
                 Consolidated Statements of Cash Flows ............     *
                 Notes to Consolidated Financial Statements .......     *

          (2)  Financial Statement Schedules:

               Report of Independent Auditors .....................    23

               Schedules:

               II -- Valuation and Qualifying Accounts ............    24

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

--------------------------------------------------------------------------------

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

              (10)(iii)(A)1 Lucent Technologies Inc. 1996 Long Term Incentive
                            Program (Exhibit(10)(iii)(A)1 to Annual Report on Form 10-K for Transition Period ended September 30,
                            1996).*

              (10)(iii)(A)2 Lucent Technologies Inc. Deferred Compensation
                            Plan.*

              (10)(iii)(A)3 Pension Plan for Lucent Non-Employee Directors
                            (Exhibit 10.11 to Registration Statement on Form S-1 No. 333-00703).*

              (10)(iii)(A)4 Lucent Technologies Inc. Stock Retainer Plan for
                            Non-Employee Directors.*

              (10)(iii)(A)5 Lucent Technologies Inc. Excess Benefit and
                            Compensation Plan (Exhibit (10)(iii)(A)5 to Annual Report on Form 10-K for Transition Period ended September 30, 1996).*

              (10)(iii)(A)6 Lucent Technologies Inc. Mid-Career Pension Plan
                            (Exhibit (10)(iii)(A)6 to Annual Report on Form 10-K for Transition Period ended September 30, 1996).*

              (10)(iii)(A)7 Lucent Technologies Inc. Non-Qualified Pension Plan
                            (Exhibit (10)(iii)(A)7 To Annual Report on Form 10-K for Transition Period ended September 30, 1996).*

              (10)(iii)(A)8 Lucent Technologies Inc. Officer Long-Term
                            Disability and Survivor Protection Plan (Exhibit
                            (10)(iii)(A)8 to Annual Report on Form 10-K for Transition Period ended September 30, 1996).*

              (10)(iii)(A)9 Employment Agreement of Mr. Verwaayen dated June 12,
                            1997.*

             (10)(iii)(A)10 Employment Agreement of Mr. Peterson dated August
                            8, 1995.*

             (10)(iii)(A)11 Description of the Lucent Technologies Inc.
                            Supplemental Pension Plan.*

              (12)          Computation of Ratio of Earnings to Fixed Charges.

              (13) Specified portions (pages 34 through 63) of the Company's Annual Report to security holders for the year ended September 30, 1997.

              (21)          List of subsidiaries of Lucent Technologies Inc.

----------
* Management contract or compensatory plan or arrangement.

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

   (b) Reports on Form 8-K:

      No Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year covered by this Report on Form 10-K.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareowners of Lucent Technologies Inc.:

   Our report on the consolidated financial statements of Lucent Technologies Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 45 of the 1997 Annual Report to the Shareowners of Lucent Technologies Inc. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 20 of this Form 10-K.

   In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                             COOPERS & LYBRAND L.L.P.

New York, New York
October 21, 1997

                                                     Lucent Technologies Inc.
                                       Schedule II - Valuation and Qualifying Accounts
                                                           In Millions

              Column A                            Column B            Column C             Column D            Column E
-----------------------------------------       ------------   -----------------------     ----------         -----------

                                                              -------Additions-------
                                                 Balance at   Charged to    Charged to                       Balance at
Description                                     Beginning of    Costs &       Other                             End
                                                  Period       Expenses      Accounts    Deductions(a)       of Period
------------------------------------------------------------------------------------------------------------------------
Year 1997

Allowance for doubtful accounts                     273           111            5             37                 352
Reserves related to business restructuring
  and facility consolidation                      1,289           201(b)         -            519(b)              569
Deferred tax asset valuation allowance              208            86            3             63                 234
Inventory valuation                                 644           221           19            247                 637

Year 1996

Allowance for doubtful accounts                     248            64            -             39                 273
Reserves related to business restructuring
  and facility consolidation                      1,907           (98)           -            520               1,289
Deferred tax asset valuation allowance              142             7          102(d)          43                 208
Inventory valuation                                 790            92            9            247                 644

Year 1995

Allowance for doubtful accounts                     206            94           (3)            49                 248
Reserves related to business restructuring
  and facility consolidation                        133         1,774            -              -               1,907
Deferred tax asset valuation allowance               96            46            -              -                 142
Inventory valuation                                 591           336(c)         -            137                 790

(a)   Amounts written off as uncollectible, payments or recoveries.
(b) See Note 5 of the Notes to Consolidated Financial Statements for background information.
(c) Includes $194 related to business restructuring in the fourth quarter of 1995.
(d)   Relates to net asset additions and net liability reductions from AT&T. See
      Note 1 of the Notes to Consolidated Financial Statements for Background information.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


By James S. Lusk
   Vice President and Controller

December 22, 1997

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer:               #
                                            #
   Richard A. McGinn       #
                          Chief Executive   #
                          Officer and       #
                          President         #

Principal Financial Officer:                #
                                            #
   Donald K. Peterson   Executive           #
                        Vice President and  #
                        Chief Financial     #
                        Officer             #
                                            #
Principal Accounting Officer:               #
                                            #
   James S. Lusk          Vice President    ##  By  James S. Lusk
                          and Controller    #       (attorney-in-fact)*
                                            #
Directors:                                  #
                                            #       December 22, 1997
                                            #
Paul A. Allaire                             #
Carla A. Hills                              #
Drew Lewis                                  #
Richard A. McGinn                           #
Paul H. O'Neill                             #
Donald S. Perkins                           #
Henry B. Schacht                            #
Franklin A. Thomas                          #
John A. Young                               #
                                            #
                                            #
                                            #  * As Principal Accounting Officer
                                            #    and by power of attorney
                                           #

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

              (10)(iii)(A)1 Lucent Technologies Inc. 1996 Long Term Incentive
                            Program (Exhibit(10)(iii)(A)1 to Annual Report on Form 10-K for Transition Period ended September 30,
                            1996).*

              (10)(iii)(A)2 Lucent Technologies Inc. Deferred Compensation
                            Plan.*

              (10)(iii)(A)3 Pension Plan for Lucent Non-Employee Directors
                            (Exhibit 10.11 to Registration Statement on Form S-1 No. 333-00703).*

              (10)(iii)(A)4 Lucent Technologies Inc. Stock Retainer Plan for
                            Non-Employee Directors.*

              (10)(iii)(A)5 Lucent Technologies Inc. Excess Benefit and
                            Compensation Plan (Exhibit (10)(iii)(A)5 to Annual Report on Form 10-K for Transition Period ended September 30, 1996).*

              (10)(iii)(A)6 Lucent Technologies Inc. Mid-Career Pension Plan
                            (Exhibit (10)(iii)(A)6 to Annual Report on Form 10-K for Transition Period ended September 30, 1996).*

              (10)(iii)(A)7 Lucent Technologies Inc. Non-Qualified Pension Plan
                            (Exhibit (10)(iii)(A)7 To Annual Report on Form 10-K for Transition Period ended September 30, 1996).*

              (10)(iii)(A)8 Lucent Technologies Inc. Officer Long-Term
                            Disability and Survivor Protection Plan (Exhibit
                            (10)(iii)(A)8 to Annual Report on Form 10-K for Transition Period ended September 30, 1996).*

              (10)(iii)(A)9 Employment Agreement of Mr. Verwaayen dated June 12,
                            1997.*

             (10)(iii)(A)10 Employment Agreement of Mr. Peterson dated August
                            8, 1995.*

             (10)(iii)(A)11 Description of the Lucent Technologies Inc.
                            Supplemental Pension Plan.*

              (12)          Computation of Ratio of Earnings to Fixed Charges.

              (13) Specified portions (pages 34 through 63) of the Company's Annual Report to security holders for the year ended September 30, 1997.

              (21)          List of subsidiaries of Lucent Technologies Inc.

----------
* Management contract or compensatory plan or arrangement.

              (23)          Consent of Coopers & Lybrand L.L.P.

              (24) Powers of Attorney executed by officers and directors who signed this report.

              (27)          Financial Data Schedule.