Form 10-Q
period 1997-12-31
LUCENT TECHNOLOGIES INC
filed 1998-02-13
CIK 1006240

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



           _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

                                       OR

           ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

At January 31, 1998 650,628,552 common shares were outstanding.

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

                                                                  For the Three
                                                                   Months Ended
                                                                   December 31,
                                                                  1997     1996

Revenues .....................................................   $8,724   $7,938

Costs ........................................................    4,519    4,296

Gross margin .................................................    4,205    3,642

Operating Expenses
Selling, general and
  administrative expenses ....................................    1,555    1,459
Research and development expenses ............................      829      634
In-process research
 & development expenses ......................................      427       79
Total operating expenses .....................................    2,811    2,172


Operating income .............................................    1,394    1,470
Other income - net ...........................................      163        9
Interest expense .............................................       79       79
Income before income taxes ...................................    1,478    1,400
Provision for income taxes ...................................      686      541

Net income ...................................................   $  792   $  859

Earnings per common share - basic ............................   $ 1.23     1.35

Earnings per common share - diluted ..........................   $ 1.21     1.35

Dividends declared
  per common share ...........................................   $ 0.15    0.075


See Notes to Consolidated Financial Statements.

 3                                                           Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                    December 31,   September 30,
                                                       1997            1997
ASSETS

Cash and cash equivalents .........................  $ 1,225        $ 1,350

Accounts receivable less
 allowances of $344 at
 December 31, 1997 and $352
 September 30, 1997 ...............................    6,295          5,373

Inventories .......................................    2,604          2,926

Contracts in process (net of contract
 billings of $2,363 at
 December 31, 1997 and $2,003 at
 September 30, 1997 ...............................    1,214          1,046

Deferred income taxes - net .......................    1,469          1,333

Other current assets ..............................      449            473

Total current assets ..............................   13,256         12,501

Property, plant and equipment, net
  of accumulated depreciation of
  $6,121 at December 31, 1997 and
  $6,407 at September 30, 1997 ....................    4,729          5,147

Prepaid pension costs .............................    3,322          3,172

Deferred income taxes - net .......................    1,120          1,262

Capitalized software development costs ............      246            293

Other assets ......................................    2,079          1,436

TOTAL ASSETS ......................................  $24,752        $23,811


See Notes to Consolidated Financial Statements.


                                    (CONT'D)

 4                                                           Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                    December 31,   September 30,
                                                       1997            1997
LIABILITIES

Accounts payable .................................   $  1,496       $  1,931
Payroll and benefit-related
  liabilities ....................................      2,178          2,178
Postretirement and postemployment
  benefit liabilities ............................        221            239
Debt maturing within one year ....................      1,757          2,538
Other current liabilities ........................      4,310          3,852

Total current liabilities ........................      9,962         10,738

Postretirement and postemployment
  benefit liabilities ............................      6,136          6,073
Long-term debt ...................................      1,945          1,665
Other liabilities ................................      2,038          1,948

Total liabilities ................................     20,081         20,424

SHAREOWNERS' EQUITY

Preferred stock-par value $1.00 per share
 Authorized shares: 250,000,000
 Issued and outstanding shares: None .............         --             --
Common stock-par value $.01 per share
 Authorized shares: 3,000,000,000
 Issued and outstanding shares:
 649,336,566 at December 31, 1997
 642,062,656 at September 30, 1997 ...............          6              6
Additional paid-in capital .......................      3,717          3,047
Guaranteed ESOP obligation .......................        (77)           (77)
Foreign currency translation .....................       (273)          (191)
Retained earnings ................................      1,298            602

Total shareowners' equity ........................      4,671          3,387

TOTAL LIABILITIES AND
 SHAREOWNERS' EQUITY .............................   $ 24,752       $ 23,811


See Notes to Consolidated Financial Statements.

 5                                                           Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                           For the Three Months
                                                            Ended December 31,
                                                            1997         1996
Operating Activities
Net income ............................................   $   792       $   859
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Business restructuring charge ......................        --           (54)
   Asset impairment and other charges .................        --           (46)
   Depreciation and amortization ......................       343           387
   Provision for uncollectibles .......................        54            42
   Deferred income taxes ..............................       (22)          (67)
   Purchased in-process research
     and development ..................................       427            79
   Increase in accounts receivable ....................    (1,255)       (1,025)
   Decrease in inventories
     and contracts in process .........................       152           813
   Decrease in accounts payable .......................      (387)         (319)
   Changes in other operating assets
     and liabilities ..................................       512           645
   Other adjustments for noncash
     items - net ......................................      (231)          (73)
Net cash provided by
   operating activities ...............................       385         1,241

Investing Activities
Capital expenditures ..................................      (261)         (344)
Proceeds from the sale or disposal of
  property, plant and equipment .......................        27             3
Purchases of investments ..............................       (47)          (16)
Sales of investments ..................................        25            --
Acquisitions, net of cash acquired ....................        --          (124)
Dispositions ..........................................       281           179
Other investing activities - net ......................       (35)           33
Net cash used in investing activities .................       (10)         (269)

Financing Activities
Repayments of long-term debt ..........................       (20)           (6)
Issuance of long-term debt ............................         3            --
Proceeds of issuance of common stock ..................        72            27
Dividends paid ........................................       (48)          (48)
Decrease in short-term borrowings - net ...............      (485)          (14)
Net cash used in financing activities .................      (478)          (41)


See Notes to Consolidated Financial Statements.

                                    (CONT'D)

 6                                                           Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                            For the Three Months
                                                             Ended December 31,
                                                              1997         1996

Effect of exchange rate
  changes on cash .....................................        (22)           5

Net increase(decrease) in
  cash and cash equivalents ...........................       (125)         936

Cash and cash equivalents
  at beginning of year ................................      1,350        2,241

Cash and cash equivalents
  at end of period ....................................   $  1,225     $  3,177



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

The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.


2.  ACQUISITIONS

In December 1997, Lucent completed the purchase of Livingston Enterprises, Inc. ("Livingston"), a provider of remote access networking solutions, in a merger involving $610 million worth of Lucent stock and options. The acquisition was accounted for using the purchase method of accounting. The fair market value of Livingston's assets and liabilities, which were independently determined, have been included in the balance sheet as of December 31, 1997.

The acquired technology valuation included both existing technology and in-process research and development. The valuation of these technologies was made by applying the income forecast method which considers the present value of cash flows by product lines.

The fair value of existing technology products was valued at $69 and is being amortized over eight years. In-process research and development valued at $427 was charged to expense as this technology had not reached technological feasibility and has no alternative use. This technology will require varying additional development, coding and testing efforts over the next year before technological feasibility can be determined.

Goodwill was valued at $114 and is being amortized over five years.


3.   SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories at December 31, 1997 and September 30, 1997 were as follows:

                                       December 31,   September 30,
                                          1997            1997

     Completed goods ...............   $ 1,291        $  1,611
     Work in process and
       raw materials................     1,313           1,315
     Total inventories .............   $ 2,604        $  2,926


4.   BUSINESS RESTRUCTURING AND OTHER CHARGES

Cash payments of $26 and $115 were made during the quarters ended December 31, 1997 and 1996, respectively for the 1995 business restructuring charge of $2,801 (pre-tax). The reserve for business restructuring as of December 31, 1997 was $531.

For the quarter ended December 31, 1996, Lucent reversed $54 of the 1995 business restructuring charge primarily related to employee separations. The reversal was offset by a one-time write-off of $79 of in-process research and development acquired in the acquisition of Agile Networks, Inc.("Agile").

 8                                                           Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

5.  EARNINGS PER SHARE

Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. The following table reconciles the number of shares utilized in the earnings per share calculations for the three month period ending December 31, 1997 and 1996, respectively.



                                      Three Months Ended      Three Months Ended
                                       December 31, 1997       December 31, 1996
                                      ------------------------------------------

Net income                                    $   792               $   859

Earnings per common share - basic             $  1.23               $  1.35

Earnings per common share - diluted           $  1.21               $  1.35


Common shares - basic                     643,666,791           637,035,279

Effect of dilutive securities:
Stock options                               9,180,853             1,173,979
Other                                         174,835                70,283

Common shares - diluted                   653,022,479           638,279,541


Options to purchase approximately 2.7 million and 3.1 million shares of common stock were outstanding at December 31, 1997 and 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the period.


6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 1997 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent beyond that provided for at December 31, 1997 would not be material to the annual consolidated financial statements.

 9                                                          Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

Lucent's current and historical operations are subject to a wide range of environmental protection laws. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities underway at numerous current and former facilities. In addition, Lucent was named a successor to AT&T Corp. ("AT&T") as a potentially responsible party ("PRP") at numerous "Superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or comparable state statutes. Under the Separation and Distribution Agreement, among Lucent, AT&T and NCR Corporation ("NCR"), dated as of February 1, 1996 as amended and restated, Lucent is responsible for all liabilities primarily resulting from or relating to the operation of Lucent's business as conducted at any time prior to or after the separation from AT&T of the businesses and operations transferred to form Lucent (the "Separation") including related businesses discontinued or disposed of prior to the Separation, and Lucent's assets including, without limitation, those associated with these sites. In addition, under such Separation and Distribution Agreement, Lucent is required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites which range from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on the financial condition of Lucent or Lucent's results of operations or cash flows. Any amounts of environmental costs that may be incurred in excess of those provided for at December 31, 1997 cannot be determined.

7.   SUBSEQUENT EVENTS

On January 22, 1998, Lucent completed its acquisition of Prominet Corporation, a participant in the rapidly emerging Gigabit Ethernet networking industry, in a merger totaling $164 worth of Lucent stock and options. Under the terms of the agreement, there are contingent obligations of $35 in stock, which Lucent expects to pay in the current fiscal year upon resolution of these contingencies. In that event, goodwill will be recorded under the purchase method of accounting.

Included in the purchase price was $157 of purchased in-process research and development which was charged to earnings at the date of acquisition. The remaining purchase price was allocated to tangible assets and acquired technology, less liabilities assumed.

 10                                                         Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW
Lucent Technologies Inc. ("Lucent" or the "Company") reported net income of $792 million, or $1.21 per share(diluted) for the quarter ended December 31, 1997. The year-ago quarterly net income was $859 million, or $1.35 per share(diluted). The decrease was largely due to the write-off of $427 million of purchased in-process research and development expenses associated with the acquisition of Livingston Enterprises, Inc. ("Livingston").

Gross margin increased $563 million for the quarter ended December 31, 1997 compared with the year-ago quarter. The increase in gross margin was primarily due to an improved mix of products and services as well as higher sales volume compared with the same quarter last year.

Operating income decreased $76 million in the quarter compared with the same quarter in 1996.

Lucent is one of the world's leading designers, developers and manufacturers of communications systems, software and products. Lucent is a global leader in the sale of public communications systems, and is a supplier of systems and/or software to the world's largest network operators. Lucent is also a global leader in the sale of business communications systems and in the sale of microelectronic components for communications applications to manufacturers of communications systems and computer manufacturers. Lucent was formed from the systems and technology units that were formerly part of AT&T Corp. ("AT&T"). Lucent's research and development activities are conducted through Bell Laboratories ("Bell Labs"), one of the world's foremost industrial research and development organizations.

During this quarter, Lucent sold its Advanced Technology Systems ("ATS") business, contributed its Consumer Products business to a new venture formed by Lucent and Philips Electronics N.V. ("Philips"), and completed its acquisition of Livingston.

KEY BUSINESS CHALLENGES
Lucent continues to face significant competition and expects that the level of competition on pricing and product offerings will increase. Lucent expects that new and different competitors will enter its markets as a result of both the trend toward global expansion by foreign and domestic competitors as well as continued changes in technology and public policy. These competitors may include entrants from the telecommunications, software, data networking and semiconductor industries. Existing competitors have, and new competitors may have, strong financial capability, technological expertise and well-recognized brand names.

Lucent's sales continue to be highly seasonal. Many of Lucent's large customers have historically delayed a disproportionate percentage of their capital expenditures until the fourth quarter of the calendar year. Consequently, Lucent's results of operations for the first three quarters of each calendar year historically have, in the aggregate, been significantly less profitable than the fourth quarter. However, Lucent has taken steps to manage the seasonality by changing its year-end and its compensation programs for its employees.

The purchasing behavior of Lucent's large customers has increasingly been characterized by the use of fewer, but larger contracts, which contributes to the variability of Lucent's results. To manage this fluctuation caused by the buying behaviors of large customers, Lucent continues to seek out new types of customers both within the United States and outside the United States, such as competitive local exchange carriers, cable television network operators and computer manufacturers.

Historically, Lucent has relied on a limited number of customers for a substantial portion of its total revenues. Lucent is seeking to diversify its customer base; nevertheless, Lucent expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The loss of any of these customers or any substantial reduction in orders by any of these customers could materially adversely affect Lucent's operating results.

 11                                                         Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVENUES - THREE MONTHS ENDED DECEMBER 31, 1997 VERSUS THREE
MONTHS ENDED DECEMBER 31, 1996

Total revenues increased to $8,724 million, or 9.9% in the quarter ended December 31, 1997 compared with the same quarter of 1996, due to gains in sales from Systems for Network Operators, Microelectronic Products and Business Communications Systems. The overall revenue growth was impacted by the elimination of Consumer Products sales as a component of total revenues as well as lower revenues from Other Systems and Products. On October 1, 1997, Lucent's Consumer Products business became part of a venture with Philips. The decline in Other Systems and Products was due to the sale of Lucent's ATS and Custom Manufacturing Services ("CMS") businesses. Total revenue growth was primarily driven by sales within the United States which grew by 11%. In addition, sales outside the United States increased by 6%.

The following table presents Lucent's revenues by product line and the approximate percentage of total revenues for the three months ended December 31, 1997 and 1996:

                                                           Three Months
                                                               Ended
                                                           December 31,
  Dollars in Millions                            -------------------------------
                                                      1997          1996
                                                    -------       -------
Systems for Network Operators.............          $5,943   68%   $5,026   63%
Business Communications Systems...........           1,930   22     1,733   22
Microelectronic Products..................             775    9       671    9
Consumer Products.........................               -    -       330    4
Other Systems and Products................              76    1       178    2
Total.....................................          $8,724  100%   $7,938  100%

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $917 million, or 18.2% in 1997 compared with the same quarter in 1996. The increase was driven by sales of switching and wireless systems, software, transport and access systems and professional services. Demand for those products was driven by second line subscriber growth in businesses and residences for Internet services and data traffic.

 12                                                     Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Sales from Systems for Network Operators within the United States increased by 26.2% over the year-ago quarter. The revenue increase within the United States was led by sales to competitive local exchange carriers, Regional Bell Operating Companies, wireless providers and long distance carriers. Revenues generated outside the United States were flat for the quarter ended December 31, 1997 compared with the same quarter in 1996. Revenues generated outside the United States represented 25.7% of revenues from Systems for Network Operators for the quarter ended December 31, 1997 compared with 30.4% in same quarter in 1996.

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $197 million, or 11.4% compared with the same quarter in 1996. This increase was led by increased sales of messaging systems, including systems provided by the recently acquired Octel Messaging Division, services and Systimax(R) networking systems. Revenues generated outside the United States increased by 42.9%, largely due to growth in the Europe/Middle East/Africa, Canada and Caribbean/Latin America regions. Revenue from outside the United States represented approximately 18.7% of the revenue for the quarter. For the quarter ended December 31, 1997, sales within the United States increased 6.0% as compared to the same quarter of 1996.

On January 22, 1998, Lucent completed its acquisition of Prominet Corporation, a participant in the rapidly emerging Gigabit Ethernet networking industry, in a merger totaling $164 million worth of Lucent stock and options as well as contingent obligations of $35 million in stock.

Sales of MICROELECTRONIC PRODUCTS increased $104 million, or 15.5% compared with the same quarter in 1996 due to higher sales of customized chips for computing and communications, including components for wireless telephones, local area networks, data networking and high-end computer workstations. Increases in power systems, optoelectronic components and the licensing of intellectual property also contributed to the overall increase. Revenues generated within the United States increased 24.8% compared to the same quarter in 1996, led by sales to original equipment manufacturers ("OEMs"). Revenues generated outside the United States increased 7.1%, driven by sales in the Europe/Middle East/Africa and Caribbean/Latin America regions. Revenues from outside the United States represented 48.8% of the Microelectronic Products sales in the quarter ended December 31, 1997 compared with 52.6% for the same period of 1996.

On October 1, 1997, Lucent contributed its CONSUMER PRODUCTS unit to a venture formed with Philips. Lucent has an initial equity interest of 40% in the venture which is called Philips Consumer Communications, L.P.("PCC").

Revenues from sales of OTHER SYSTEMS AND PRODUCTS decreased $102 million, or 57.3% compared with the same quarter in 1996. The reduction in revenues was largely due to the sale of Lucent's ATS and CMS businesses.

Total costs increased $223 million, or 5.2% in 1997 compared with the same quarter in 1996 primarily due to the increase in sales volume. As a percentage of revenue, gross margin increased to 48.2% from 45.9% in the year-ago quarter. The increase in gross margin percentage was due to overall favorable changes in the revenue mix, including record software sales and increased intellectual property revenues.


--------------------------------------
(R)  Registered trademark of Lucent

 13                                                          Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING EXPENSES - THREE MONTHS ENDED DECEMBER 31, 1997 VERSUS THREE MONTHS ENDED DECEMBER 31, 1996

Selling, general and administrative expenses as a percentage of revenues were 17.8% for the quarter ended December 31, 1997 as compared with 18.4% for the same quarter in 1996.

Selling, general and administrative expenses increased $96 million, or 6.6% compared with the same quarter in 1996. This increase is attributed to the increase in sales volume, investment in growth initiatives and the implementation of SAP, an integrated software platform for information systems.

Research and development expenses represented 9.5% of revenues for the quarter ended December 31, 1997 as compared with 9.0% of revenues in the same quarter of 1996.

For the quarter ended December 31, 1997, research and development expenses increased $195 million over the year-ago quarter. This increase was primarily due to investments in high growth areas such as wireless, data networking, optical networking and microelectronics.

The purchased in-process research and development expenses for the quarter reflects $427 million of in-process research and development in connection with the acquisition of Livingston compared with $79 million for in-process research and development expenses for Agile Networks, Inc. for the same period in 1996.

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - THREE MONTHS ENDED DECEMBER 31, 1997 VERSUS THREE MONTHS ENDED DECEMBER 31, 1996

Other income -- net increased $154 million for the quarter ended December 31, 1997 compared with the same quarter in 1996. This increase was primarily due to the pre-tax gain of $149 million associated with the sale of Lucent's ATS business.

Interest expense for the quarter ended December 31, 1997 was flat compared with the same quarter in 1996.

The effective income tax rate of 46.4% for the quarter ended December 31, 1997 increased from the effective income tax rate of 38.6%. The increase was due to the write-off of purchased in-process research and development expenses associated with the acquisition of Livingston. Excluding the impact of the purchased in-process research and development associated with the Livingston acquisition, the effective income tax rate decreased to 36.0%. This decrease was primarily due to tax impact of foreign activity.

 14                                                         Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets increased $941 million, or 4.0%, from fiscal year-end 1997. This overall increase was due to an increase of receivables of $922 million and an increase in other assets of $643 million, offset by a decrease in inventories of $322 million and a decrease in property, plant and equipment of $418 million. The increase in receivables and decrease in inventories is consistent with the cyclical nature of business, when receivables are at their highest levels and inventories at their lowest levels at the close of the calendar year. The increase in other assets and decrease in property, plant and equipment was primarily due to Lucent's contribution of its Consumer Products business to PCC.

Total liabilities decreased $343 million, or 1.7% from fiscal year-end 1997. This decrease was largely due to the pay down of commercial paper.

Working capital, defined as current assets less current liabilities, increased $1,531 million from fiscal year-end 1997 primarily resulting from the increase in accounts receivable as discussed above and the following reclassification of short-term debt to long-term debt. On January 9, 1998, Lucent issued $300 million of 30 year debentures and reclassified the amount from debt maturing within one year to long-term debt. The proceeds were used to pay down a portion of Lucent's commercial paper during the second quarter of fiscal 1998.

Lucent expects that, from time to time, outstanding commercial paper balances may be replaced with short- or long-term borrowings as market conditions permit. At December 31, 1997, Lucent maintained approximately $5,200 million in credit facilities of which a portion is used to support Lucent's commercial paper program. At December 31, 1997, approximately $5,000 million was unused. Future financings will be arranged to meet Lucent's requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions. Lucent anticipates that borrowings under its bank credit facilities, the issuance of additional commercial paper, cash generated from operations and short- and long-term debt financings will be adequate to satisfy its future cash requirements, although there can be no assurance that this will be the case.

Network operators, domestically and internationally, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to over a billion dollars. Lucent has increasingly provided or arranged long-term financing for customers. In this regard, Lucent entered into a credit agreement in October 1996 to provide Sprint Spectrum* Holdings LPC ("Sprint PCS") long-term financing of $1,800 million for purchasing equipment and services for its personal communications services ("PCS") network.

In May 1997, under the $1,800 million credit facility provided by Lucent to Sprint PCS, Lucent closed transactions to lay off $500 million of loans and undrawn commitments and $300 million of undrawn commitments to a group of institutional investors and Sprint Corporation (a partner in Sprint PCS), respectively. As of December, 31, 1997, all of these commitments were drawn down by Sprint PCS. Of Lucent's remaining commitment of $1,000 million, about $150 million was drawn down by Sprint PCS as of December 31, 1997.


*Sprint Spectrum is a service mark of Sprint Communications Company, LP.
-------------------------

 15                                                          Form 10-Q - Part I

As part of the revenue recognition process, Lucent has assessed the collectibility of the accounts receivable relating to the Sprint PCS purchase contract in light of its financing commitment to Sprint PCS. Lucent has determined that the receivables under the contract are reasonably assured of collection based on various factors among which was the ability of Lucent to sell the loans and commitments without recourse. Lucent intends to continue pursuing opportunities for the sale of the additional $150 million of loans and future loans and commitments to Sprint PCS.

In addition, as of September 30, 1997, Lucent had entered into agreements to extend credit of up to an aggregate of approximately $850 million to other PCS operators for possible future sales. During the quarter, commitments for $500 million, included in the $850 million, expired and were not extended. As of December 31, 1997, no amounts had been advanced under the remaining agreement. About $135 million was drawn down in January 1998. Lucent has proposed or committed to provide financing where appropriate for its business, in addition to the above arrangements. The ability of Lucent to arrange or provide financing for network operators will depend on a number of factors, including Lucent's capital structure and level of available credit.

Lucent believes that it will be able to access the capital markets on terms and in amounts that will be satisfactory to Lucent and that it will be able to obtain bid and performance bonds, to arrange or provide customer financing as necessary, and to engage in hedging transactions on commercially acceptable terms, although there can be no assurance that this will be the case.

RISK MANAGEMENT
Lucent is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. Lucent manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage Lucent's exposure to nonperformance on such instruments.

Lucent manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost effective manner, Lucent, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. Lucent had no material interest rate swap agreements in effect as of December 31, 1997 and 1996. The strategy employed by Lucent to manage its exposure to interest rate fluctuations is unchanged from that date. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future.

 16                                                          Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CASH FLOWS
Cash provided by operating activities decreased compared with the same period in 1996 due to a smaller decrease in inventory levels and a larger increase in accounts receivable. The increase in receivables and decrease in inventories is consistent with the seasonal nature of business.

Cash payments of $26 million were made for the quarter ended December 31, 1997 for the 1995 business restructuring charge. Of the 23,000 positions that Lucent announced it would downsize and that are included in the 1995 business restructuring charge, the workforce has been reduced by approximately 19,000 positions as of December 31, 1997.

Comparing the quarters ended December 31, 1997 and 1996, the reduction in cash used in investing was due to proceeds from the sale of ATS this quarter, the fact that no cash was used for the Livingston acquisition and a decrease in capital expenditures. Capital expenditures, the largest component, were $261 million and $344 million for the three month periods ended December 31, 1997 and December 31, 1996, respectively. Capital expenditures generally relate to expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity, and expenditures for cost reduction efforts and international growth.

For the quarter ended December 31, 1997, cash used in financing activities increased primarily due to the pay down of short-term borrowings.

The ratio of total debt to total capital (debt plus equity) was 44.2% at December 31, 1997 compared to 55.4% at September 30, 1997.

OTHER
Lucent's current and historical operations are subject to a wide range of environmental protection laws. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities underway at numerous current and former facilities. In addition, Lucent was named a successor to AT&T as a potentially responsible party ("PRP") at numerous "Superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or comparable state statutes. Under the Separation and Distribution Agreement, among AT&T, Lucent and NCR Corporation ("NCR") dated as of February 1, 1996, and amended and restated as of March 29, 1996 ("Separation and Distribution Agreement"), Lucent is responsible for all liabilities primarily resulting from or related to the operation of Lucent's business as conducted at any time prior to or after the Separation including related businesses discontinued or disposed of prior to the Separation, and Lucent's assets including, without limitation, those associated with these sites. In addition, under the Separation and Distribution Agreement, Lucent is required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site which ranges from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or

 17                                                           Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

circumstances change. The amounts provided for in Lucent's consolidated financial statements in respect to environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital and other expenditures that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any amounts of environmental costs that may be incurred in excess of those provided for at December 31, 1997 cannot be determined.

FORWARD-LOOKING STATEMENTS
This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industries in which Lucent operates, management's beliefs and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

For a further description of Future Factors that could cause actual results to differ materially from such forward-looking statements, see below in this report including the other sections referred to and also see the discussion in the Company's Form 10-K for the year ended September 30, 1997 in Item 1 in the section entitled "OUTLOOK-Forward Looking Statements" and the remainder of the OUTLOOK section.

Competition:
See discussion above under KEY BUSINESS CHALLENGES.

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

Reliance on Major Customers:
See discussion above under KEY BUSINESS CHALLENGES.

Readiness for Year 2000:
Lucent has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant. Lucent began work several years ago to prepare its products and its financial, information and other computer-based systems for the Year 2000, including replacing and/or updating existing legacy systems. Lucent believes it is taking the necessary steps to resolve Year 2000 issues, however, given the potential consequences of failure to resolve significant Year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on Lucent. Lucent continues to evaluate the estimated costs associated with the efforts to prepare for Year 2000 based on actual experience. While these efforts will involve additional costs, Lucent believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

Multi-Year Contracts:
Lucent has significant contracts for the sale of infrastructure systems to network operators which extend over a multi-year period, and expects to enter into similar contracts in the future, with uncertainties affecting recognition of revenues, stringent acceptance criteria, implementation of new technologies and possible significant initial cost overruns and losses. See also discussion above under TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY, AND KEY BUSINESS CHALLENGES.

Seasonality:
See discussion above under KEY BUSINESS CHALLENGES.

Future Capital Requirements:
See discussion above under TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY.

Growth Outside the U.S., Foreign Exchange and Interest Rates: Lucent intends to continue to pursue growth opportunities in markets outside the U.S. In many markets outside the U.S., long-standing relationships between potential customers of Lucent and their local providers, and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuit of such growth opportunities outside the U.S. may require significant investments for an extended period before returns on such investments, if any, are realized. Such projects and investments could be adversely affected by reversals or delays in the opening of foreign markets to new competitors, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation, and other factors, depending on the country in which such opportunity arises. Difficulties in foreign financial markets and economies, and of foreign financial institutions, could adversely affect demand from customers in the affected countries.

 19                                                           Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


See discussion above under RISK MANAGEMENT with respect to foreign exchange and interest rates. A significant change in the value of the dollar against the currency of one or more countries where Lucent sells products to local customers or makes purchases from local suppliers may materially adversely affect Lucent's results. Lucent attempts to mitigate any such effects through the use of foreign currency contracts, although there can be no assurances that such attempts will be successful.

While Lucent hedges transactions with non-U.S. customers, the decline in value of the Asia/Pacific currencies, or declines in currency values in other regions, may, if not reversed, adversely affect future product sales because Lucent's products may become more expensive to purchase for local customers doing business in the countries of the affected currencies.

Legal Proceedings and Environmental:
See discussion above in Note 6 COMMITMENTS AND CONTINGENCIES.

RECENT PRONOUNCEMENTS

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997. Earlier application for financial statements or information that has not been issued is encouraged. Lucent is in the process of evaluating if the adoption of SOP 97-2 will have an impact, if any, on its software revenue recognition practices.

 20                                                           Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


During the current quarter, Lucent adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"), as issued by the Financial Accounting Standards Board. SFAS No. 128 simplifies the standards for computing earnings per share and requires retroactive restatement of all prior period earnings per share calculations. The table below reports an update to Lucent's five year summary table as reported in the Company's Annual Report on Form 10-K for the Fiscal Year ended September 30, 1997.

                                Five Year Summary
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

                      Year Ended    Nine Months Ended
                     September 30,    September 30,     Year Ended December 31,
                     -------------  -----------------   -----------------------
                     1997     1996     1996     1995     1995     1994     1993
                               (1)      (4)               (1)
Earnings(loss)
 per common share -
 basic (2)           0.85    (1.37)    0.38     0.28    (1.65)     n/a      n/a
Earnings(loss)
 per common share -
 diluted (2)         0.84    (1.37)    0.38     0.28    (1.65)     n/a      n/a
Earnings(loss)
 per common share -
 Pro Forma(3)         n/a    (1.25)    0.35     0.24    (1.36)     n/a      n/a


(1) Includes pretax restructuring and other charges of $2,801 ($1,847 after taxes) recorded as $892 of costs, $1,645 of selling, general and administrative expenses and $264 of research and development expenses.

(2) The calculation of earnings(loss) per common share - basic and earnings(loss) per common share - diluted includes the retroactive recognition to January 1, 1995 of the 524,624,894 shares owned by AT&T on April 10, 1996.

(3) The calculation of earnings(loss) per common share on a pro forma basis assumes that all 636,661,931 common shares outstanding on April 10, 1996 were outstanding since January 1, 1995 and gives no effect to the use of proceeds from the IPO.

(4) Beginning September 30, 1996, Lucent changed its fiscal year-end from December 31 to September 30, and reported results for the nine-month transition period ended September 30, 1996.

 21                                                          Form 10-Q - Part II

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit Number

     12   Computation of Ratio of Earnings to Fixed Charges

     27   Financial Data Schedule

(b)  Reports on Form 8-K:

     Current Report on Form 8-K dated October 21, 1997 was filed pursuant to
     Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

 22                                                           Form 10-Q




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Lucent Technologies Inc.









Date February 13, 1998

                                 By James S. Lusk
                                 Vice President and Controller
                                 (Principal Accounting Officer)

 23                                                                   Form 10-Q


                                Exhibit Index

Exhibit
Number

 12                             Computation of Ratio of Earnings to
                                Fixed Charges

 27                             Financial Data Schedule