Form 10-Q
period 1998-03-31
LUCENT TECHNOLOGIES INC
filed 1998-05-12
CIK 1006240

1

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

At April 30, 1998 1,311,974,043 common shares were outstanding.

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

                                           For the Three        For the Six
                                            Months Ended       Months Ended
                                             March 31,           March 31,
                                           1998     1997       1998      1997

Revenues.............................   $ 6,157  $ 5,149    $ 14,881   $13,087

Costs................................     3,433    2,981       7,952     7,277

Gross margin.........................     2,724    2,168       6,929     5,810

Operating Expenses
Selling, general and
  administrative expenses ...........     1,487    1,287       3,042     2,746
Research and development expenses ...       929      738       1,758     1,372
In-process research
 and development expenses............       157        -         584        79
Total operating expenses.............     2,573    2,025       5,384     4,197

Operating income.....................       151      143       1,545     1,613
Other income - net ..................        47       40         210        49
Interest expense.....................        74       77         153       156
Income before income taxes...........       124      106       1,602     1,506
Provision for income taxes...........       101       40         787       581

Net income...........................   $    23  $    66    $    815   $   925

Earnings per common share - basic....   $   0.02 $   0.05   $   0.63   $  0.73

Earnings per common share - diluted..   $   0.02 $   0.05   $   0.62   $  0.72

Dividends declared
  per common share...................   $   0.00 $   0.00   $   0.075  $  0.0375


See Notes to Consolidated Financial Statements.

 3                                                           Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                          March 31,    September 30,
                                            1998           1997

ASSETS

Cash and cash equivalents..............   $   969        $ 1,350

Accounts receivable less
 allowances of $369 at
 March 31, 1998 and $352 at
 September 30, 1997 ...................     5,576          5,373

Inventories............................     2,874          2,926

Contracts in process, net of contract
 billings of $2,606 at
 March 31, 1998 and $2,003 at
 September 30, 1997....................     1,332          1,046

Deferred income taxes - net............     1,477          1,333

Other current assets...................       481            473

Total current assets...................    12,709         12,501

Property, plant and equipment, net
  of accumulated depreciation of
  $6,132 at March 31, 1998 and
  $6,407 at September 30, 1997.........     4,805          5,147

Prepaid pension costs..................     3,462          3,172

Deferred income taxes - net............     1,002          1,262

Capitalized software development costs.       279            293

Other assets...........................     2,407          1,436

TOTAL ASSETS...........................   $24,664        $23,811


See Notes to Consolidated Financial Statements.

                                    (CONT'D)

 4                                                           Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                          March 31,     September 30,
                                             1998           1997

LIABILITIES

Accounts payable.......................   $ 1,659         $ 1,931
Payroll and benefit-related
  liabilities..........................     2,048           2,178
Postretirement and postemployment
  benefit liabilities..................       195             239
Debt maturing within one year..........     1,898           2,538
Other current liabilities..............     3,618           3,852

Total current liabilities..............     9,418          10,738

Postretirement and postemployment
  benefit liabilities..................     6,249           6,073
Long-term debt ........................     1,918           1,665
Other liabilities......................     2,043           1,948

Total liabilities .....................    19,628          20,424

SHAREOWNERS' EQUITY

Preferred stock-par value $1.00 per share
 Authorized shares: 250,000,000
 Issued and outstanding shares: none...         -               -
Common stock-par value $.01 per share
 Authorized shares: 3,000,000,000
 Issued and outstanding shares:
 1,310,223,404 at March 31, 1998
 1,284,125,312 at September 30, 1997...        13              13
Additional paid-in capital.............     4,076           3,047
Guaranteed ESOP obligation.............       (63)            (77)
Foreign currency translation...........      (304)           (191)
Retained earnings......................     1,314             595

Total shareowners' equity...............    5,036           3,387

TOTAL LIABILITIES AND
 SHAREOWNERS' EQUITY...................   $24,664         $23,811


See Notes to Consolidated Financial Statements.

 5                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                For the Six Months
                                              Months Ended March 31,
                                                1998           1997

Operating Activities
Net income...............................      $ 815         $   925
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Business restructuring charge.........        (33)            (54)
   Asset impairment and other charges....          -             (46)
   Depreciation and amortization.........        647             681
   Provision for uncollectibles..........         84              63
   Deferred income taxes.................         78             (11)
   Purchased in-process research and
     development.........................        584              79
   (Increase)decrease in
     accounts receivable ................       (615)            111
   (Increase)decrease in inventories
     and contracts in process............       (245)            390
   Decrease in accounts payable..........       (226)           (679)
   Changes in other operating assets
     and liabilities.....................       (494)           (869)
   Other adjustments for noncash
     items - net.........................       (295)            (71)
Net cash provided by
 operating activities....................        300             519

Investing Activities
Capital expenditures ....................       (602)           (681)
Proceeds from the sale or disposal of
  property, plant and equipment..........         42              36
Purchases of equity investments..........        (68)            (89)
Sales of equity investments..............         25               -
Acquisitions, net of cash acquired.......        (15)           (135)
Dispositions.............................        265             181
Other investing activities - net.........        (45)            (36)
Net cash used in investing activities....       (398)           (724)

Financing Activities
Repayments of long-term debt ............        (62)             (7)
Issuance of long-term debt...............        335              42
Proceeds of issuance of common stock.....        228             128
Dividends paid...........................        (97)            (96)
Decrease in short-term
  borrowings - net.......................       (645)            (84)
Net cash used in financing activities....       (241)            (17)

See Notes to Consolidated Financial Statements.

                                    (CONT'D)

 6                                                           Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                     For the Six
                                               Months Ended March 31,
                                                  1998         1997

Effect of exchange rate
  changes on cash........................          (42)           (6)

Net decrease in cash and
  cash equivalents.......................         (381)         (228)

Cash and cash equivalents
  at beginning of year...................        1,350         2,241

Cash and cash equivalents
  at end of period.......................      $   969       $ 2,013


See Notes to Consolidated Financial Statements.

 7                                                            Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Lucent Technologies Inc. ("Lucent" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments necessary for a fair presentation of the results of operations, financial position and cash flows for each period shown.

The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and the unaudited consolidated financial statements and notes thereto included in the Company's quarterly report on Form 10-Q for the quarterly period ended December 31, 1997.

The financial statements presented have been restated to reflect the two-for-one split of Lucent's common stock which became effective on April 1, 1998.

2.  ACQUISITIONS

Prominet Corporation
---------------------

In January 1998, Lucent completed the purchase of Prominet Corporation ("Prominet"), a participant in the emerging Gigabit Ethernet networking industry, in a merger involving $164 of Lucent stock and options. Under the terms of the agreement, there are contingent obligations to pay $35 in stock, which Lucent expects to pay in the current fiscal year upon resolution of the related contingencies. In that event, goodwill will be recorded under the purchase method of accounting. The fair market value of Prominet's assets and liabilities, which were independently determined, has been included in the balance sheet as of March 31, 1998.

Included in the purchase price was $157 of purchased in-process research and development which was a one-time, non-cash, non-tax deductible charge to earnings as this technology had not reached technological feasibility and has no alternative use. This technology will require varying additional development, coding and testing efforts over the next year before technological feasibility can be determined. The remaining purchase price was allocated to tangible assets and acquired technology, less liabilities assumed.

Livingston Enterprises
----------------------

In December 1997, Lucent completed the purchase of Livingston Enterprises, Inc. ("Livingston"), a provider of remote access networking solutions, in a merger involving $610 of Lucent stock and options. The acquisition was accounted for using the purchase method of accounting. The fair market value of Livingston's assets and liabilities, which were independently determined, has been included in the balance sheet as of March 31, 1998.

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

 8                                                           Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

The fair value of existing technology products was valued at $69 and is being amortized over eight years. In-process research and development valued at $427 was a one-time, non-cash, non-tax deductible charge to earnings as this technology had not reached technological feasibility and has no alternative use. This technology will require varying additional development, coding and testing efforts over the next year before technological feasibility can be determined.

Goodwill was valued at $114 and is being amortized over five years.

3.   SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories at March 31, 1998 and September 30, 1997 were as follows:

                                      March 31,     September 30,
                                        1998            1997

     Completed goods ...............   $ 1,463         $ 1,611
     Work in process and
       raw materials................     1,411           1,315
     Total inventories .............   $ 2,874         $ 2,926

4.   BUSINESS RESTRUCTURING AND OTHER CHARGES

Cash payments of $64 and $90 were made for the three months and six month periods ended March 31, 1998, respectively, for the 1995 business restructuring charge of $2,801 (pre-tax). The reserve for business restructuring as of March 31, 1998 was $432.

For the three months ended March 31, 1998 and December 31, 1996, Lucent reversed $33 and $54, respectively, of business restructuring and other charges primarily related to employee separations.

 9                                                           Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

5. EARNINGS PER COMMON SHARE

Basic earnings per common share was calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share was calculated by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common share that would have been outstanding if potentially dilutive common shares had been issued.

Earnings per share amounts for the periods presented have been restated to reflect the two-for-one split of Lucent's common stock which became effective on April 1, 1998. The following table reconciles the number of shares utilized in the earnings per share calculations for the three and six month periods ended March 31, 1998 and 1997:

                                     Three Months Ended          Six Months Ended
                                          March 31,                  March 31,
                                       1998        1997           1998        1997
                                   ------------------------------------------------

Net income                             $   23     $   66         $  815     $  925

Earnings per common share - basic      $ 0.02     $ 0.05         $ 0.63     $ 0.73

Earnings per common share - diluted    $ 0.02     $ 0.05         $ 0.62     $ 0.72


Number of Shares (in millions)
---------------------------------
Common shares - basic                  1,304.0    1,276.2        1,295.7    1,275.2

Effect of dilutive securities:
Stock options                            23.6        4.4           20.9        3.5
Other                                     1.2        0.2            0.9        0.1

Common shares - diluted               1,328.8    1,280.8        1,317.5    1,278.8

Shares excluded from the
computation of earnings per
share - diluted since option
exercise price was greater than
the average market price of the
common shares for the period              0.1        3.2            0.2        7.7

 10                                                           Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 1998 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent beyond that provided for at March 31, 1998 would not be material to the annual consolidated financial statements.

Lucent's current and historical operations are subject to a wide range of environmental protection laws. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities underway at numerous current and former facilities. In addition, Lucent was named a successor to AT&T Corp. ("AT&T") as a potentially responsible party ("PRP") at numerous "Superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or comparable state statutes. Under the Separation and Distribution Agreement ("Separation and Distribution Agreement"), among Lucent, AT&T and NCR Corporation ("NCR"), dated as of February 1, 1996 as amended and restated, Lucent is responsible for all liabilities primarily resulting from or relating to the operation of Lucent's business as conducted at any time prior to or after the separation from AT&T of the businesses and operations transferred to form Lucent (the "Separation") including related businesses discontinued or disposed of prior to the Separation, and Lucent's assets including, without limitation, those associated with these sites. In addition, under the Separation and Distribution Agreement, Lucent is required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites which range from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any amounts of environmental costs that may be incurred in excess of those provided for at March 31, 1998 cannot be determined.

 11                                                           Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

7. SECURITIZED CUSTOMER FINANCING ARRANGEMENT

Lucent has a wholly owned subsidiary, L.T. Funding, LLC, ("L.T. Funding") which is a separate legal entity from Lucent and its other subsidiaries and which has its own assets and liabilities. L.T. Funding purchases customer financing obligations from Lucent and its other subsidiaries, and sells these obligations to Global Telecom Funding Trust (the "Trust"), which is an unaffiliated entity established pursuant to a securitized vendor financing program with Citicorp. As of March 31, 1998, about $135 of these customer financing obligations had been sold to the Trust with recourse to Lucent in the event of failure to pay by the customer.

8. SUBSEQUENT EVENTS

Yurie Systems, Inc.
-------------------

On April 27, 1998, Lucent announced that it commenced a tender offer to acquire Yurie Systems, Inc. ("Yurie") for about $1,000 in cash. Lucent plans to pay for the acquisition from its general funds which consist of cash from operations and proceeds from short-term borrowings. Yurie is a provider of asynchronous transfer mode ("ATM") access technology and equipment for data, voice and video networking. The transaction is expected to be completed by the end of the quarter ending June 30, 1998, subject to completion of customary legal requirements. The acquisition will be accounted for using the purchase method of accounting.

The purchase is expected to result in a one-time, non-tax deductible, non-cash charge to earnings for purchased in-process research and development of approximately $620 when the acquisition is completed. The remaining purchase price will be allocated to tangible assets and intangible assets, including goodwill and acquired technology, less liabilities assumed.

Optimay GmbH
-------------

On April 17, 1998, Lucent acquired Optimay GmbH ("Optimay") for approximately $65 in cash. Optimay specializes in the development of software products and services for chip sets to be used for Global System for Mobile communications cellular phones. The acquisition was accounted for using the purchase method of accounting.

The purchase resulted in a one-time, non-tax deductible, non-cash charge to earnings for purchased in-process research and development of about $48 in the quarter ending June 30, 1998. The remaining purchase price will be allocated to tangible assets and intangible assets, including goodwill and acquired technology, less liabilities assumed.

 12                                                           Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Lucent reported net income of $23 million, or $0.02 per share(diluted) for the quarter ended March 31, 1998. The year-ago quarterly net income was $66 million, or $0.05 per share(diluted). For the current six month period, Lucent reported net income of $815 million, or $0.62 per share(diluted) compared with net income of $925 million, or $0.72 per share(diluted) in the same prior period. Net income for the three and six months periods ended March 31, 1998 include a $33 million, pre-tax (or $21 million, after-tax) reversal of the 1995 business restructuring charges. Excluding the in-process research and development charge associated with the acquisition of Prominet, Lucent's net income was $180 million, or $0.14 per share(diluted) for the three months ended March 31, 1998. Excluding the in-process research and development charges associated with the acquisitions of Prominet and Livingston as well as the gain on the sale of Lucent's Advanced Technology Systems ("ATS") business, Lucent's net income was $1,304 million, or $0.99 per share(diluted) for the six months ended March 31, 1998.

Gross margin increased $556 million and $1,119 million for the quarter and six month periods ended March 31, 1998, respectively, compared with the year-ago periods. These increases in gross margin were primarily due to an improved mix of products and services as well as higher sales volume compared with the same periods of the prior year.

Operating income of $151 million reflects an increase of $8 million in the quarter compared with the same quarter in 1997 and was 2.5% percent of revenues. For the six months ended March 31, 1998, operating income of $1,545 million reflects a decrease of $68 million, largely due to the in-process research and development charges associated with the acquisitions of Livingston and Prominet.

During the current quarter, Lucent completed its acquisition of Prominet.

During the current six month period, Lucent sold it ATS business, contributed its Consumer Products business to a new venture formed by Lucent and Philips Electronics N.V. ("Philips"), and completed its acquisitions of Livingston and Prominet.

Lucent is one of the world's leading designers, developers and manufacturers of communications systems, software and products. Lucent is a global leader in the sale of public communications systems, and is a supplier of systems and/or software to the world's largest network operators. Lucent is also a global leader in the sale of business communications systems and in the sale of microelectronic components for communications applications to manufacturers of communications systems and computer manufacturers. Lucent was formed from the systems and technology units that were formerly part of AT&T Corp. ("AT&T"). Lucent's research and development activities are conducted through Bell Laboratories, one of the world's foremost industrial research and development organizations.

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

The purchasing behavior of Lucent's large customers has increasingly been characterized by the use of fewer, but larger contracts, which contributes to the variability of Lucent's results. To manage this fluctuation caused by the buying behaviors of large customers, Lucent continues to seek out new types of customers globally, such as competitive local exchange carriers, cable television network operators and computer manufacturers.

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

REVENUES - THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997

Total revenues increased 19.6% to $6,157 million in the quarter compared with the same quarter of 1997, primarily due to gains in sales from Systems for Network Operators, Microelectronic Products and Business Communications Systems. The overall revenue growth was impacted by the elimination of the Consumer Products sales as a component of total revenue as well as lower revenues from Other Systems and Products. The decline in Other Systems and Products was due primarily to the sale of Lucent's ATS business in October 1997. Revenue growth was driven by sales increases globally. Total revenue growth for the quarter was driven by sales within the United States which grew by 20.2% compared with the same quarter in 1997, and sales outside the United States which increased 17.5% compared with the same quarter last year.

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the three months ended March 31, 1998 and 1997:

                                                      Three Months
                                                          Ended
                                                        March 31,
  Dollars in Millions                       --------------------------------
                                                 1998         1997
                                               -------       -------
Systems for Network Operators........           $3,654   59%  $2,930   57%
Business Communications Systems......            1,730   28    1,308   25
Microelectronic Products.............              705   12      615   12
Consumer Products....................                -    -      174    4
Other Systems and Products...........               68    1      122    2
Total................................           $6,157  100%  $5,149  100%

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $724 million, or 24.7% in 1998 compared with the same quarter in 1997. The increase resulted from higher sales of switching and wireless systems with associated software, optical networking systems, professional services, and data networking systems for service providers including those provided by recently-acquired Livingston. Demand for those products was driven in part by second line subscriber growth in businesses and residences for Internet services and data traffic.

 14                                                          Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from Systems for Network Operators in the United States increased by 30.0% over the year-ago quarter. The revenue increase in the United States was led by sales to Regional Bell Operating Companies ("RBOC's"), competitive local exchange carriers, wireless service providers and long distance carriers. Revenues generated outside the United States increased 8.5% compared with the same quarter in 1997 due to revenue growth in Europe/Middle East/Africa, Caribbean/Latin America and Canada. Revenues generated outside the United States represented 21.3% of revenues for the quarter compared with 24.5% for the same quarter of 1997.

On April 27, 1998, Lucent announced that it commenced a tender offer to acquire Yurie Systems, Inc. ("Yurie") for about $1,000 million in cash. Yurie is a provider of asynchronous transfer mode ("ATM") access technology and equipment for data, voice and video networking. The transaction is expected to be completed during the quarter ending June 30, 1998 (Also see Note 8 above).

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $422 million, or 32.3% compared with the year-ago quarter. This increase was led by sales of DEFINITY(R) enterprise communication servers, messaging systems, including systems provided by recently-acquired Octel Communications Corporation ("Octel"), services, SYSTIMAX(R) structured cabling and enterprise data networking systems. Revenues generated outside the United States increased by 67.5%, due to growth in all major international regions. Revenues generated outside the United States represented 19.4% of revenues for the quarter compared with 15.3% in the same period in 1997. Sales within the United States increased 25.9% for the quarter compared with the same quarter of 1997.

Revenues from MICROELECTRONIC PRODUCTS increased $90 million, or 14.6% compared with the year-ago quarter due to higher sales of customized chips for computing and communications, including components for wireless telephones, local area networks, power systems, optoelectronic components, data networking, high-end computer workstations and the licensing of intellectual property. Sales within the United States increased 22.9% compared to the same quarter in 1997, led by sales to original equipment manufacturers ("OEMs"). Revenues generated outside the United States increased 7.1%. The growth in revenues outside the United States was driven by sales in the Europe/Middle East/Africa and Caribbean/Latin America regions. Revenues generated outside the United States represented 49.1% sales for the quarter compared with 52.5% for the same quarter of 1997.

On April 17, 1998, Lucent acquired Optimay GmbH ("Optimay") for approximately $65 million in cash. Optimay specializes in the development of software products and services for chip sets to be used for Global System for Mobile communications cellular phones. (Also see Note 8 above).

On October 1, 1997, Lucent contributed its CONSUMER PRODUCTS unit to a venture formed with Philips. Lucent has an equity interest of 40% in the venture which is called Philips Consumer Communications, L.P.("PCC").

Revenues from OTHER SYSTEMS AND PRODUCTS decreased $54 million, or 44.3% compared with the year-ago quarter. The decrease is largely due to the sale of Lucent's ATS business.

Total costs increased $452 million, or 15.2% compared with the year-ago quarter resulting primarily from the increase in sales volume. Gross margin percentage increased to 44.2% from 42.1% in the year-ago quarter reflecting a favorable mix of higher margin product sales.


--------------------------------------
(R)  Registered trademark of Lucent

 15                                                          Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING EXPENSES - THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997

Selling, general and administrative expenses as a percentage of revenues were 24.2% for the quarter compared with 25.0% for the same quarter in 1997.

Selling, general and administrative expenses increased $200 million, or 15.5% compared with the same year-ago quarter. This increase was attributed to an increase in sales volume and investment in growth initiatives, offset by the reversal of $33 million of 1995 business restructuring charges.

Research and development expenses represented 15.1% of revenues for the quarter compared with 14.3% of revenues for the same quarter of 1997.

Research and development expenses increased $191 million during the quarter compared with the same year-ago quarter. This was primarily due to increased expenditures in support of wireless, data networking, optical networking, switching and access and microelectronic products.

The purchased in-process research and development expenses for the quarter were $157 million reflecting charges associated with the acquisition of Prominet.

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997

Other income -- net increased $7 million to $47 million for the quarter compared with the same quarter in 1997.

Interest expense for the quarter decreased $3 million to $74 million compared with the same quarter in 1997.

The effective income tax rate of 81.5% for the quarter increased from the effective income tax rate of 38.1% in the same quarter of 1997. The increase was due to the write-off of non-tax deductible purchased in-process research and development expenses associated with the acquisition of Prominet. Excluding the impact of the purchased in-process research and development expenses associated with the Prominet acquisition, the effective income tax rate was 36.0%. This decrease was primarily due to the tax impact of foreign activity.

REVENUES - SIX MONTHS ENDED MARCH 31, 1998 VERSUS SIX MONTHS ENDED MARCH 31,
1997

Total revenues increased to $14,881 million, or 13.7% compared with the same six month period in 1997, primarily due to increases in sales from Systems for Network Operators, Microelectronic Products and Business Communications Systems. The overall revenue growth was impacted by the elimination of the Consumer Products sales as a component of total revenue as well as lower revenues from Other Systems and Products. The decline in Other Systems and Products was due primarily to the sale of Lucent's ATS in October 1997 and Custom Manufacturing Services ("CMS") businesses in December 1996. Revenue growth was driven by sales increases globally. Total revenue growth for the six month period was driven by sales within the United States which grew 14.5% compared with the same period in 1997, and sales outside the United States which increased 11.3% compared with the same period in 1997.

 16                                                          Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the six months ended March 31, 1998 and 1997:

                                                     Six Months
                                                        Ended
                                                      March 31,
  Dollars in Millions                       --------------------------------
                                                 1998            1997
                                               -------         -------
Systems for Network Operators........         $  9,597   64%  $  7,956   61%
Business Communications Systems......            3,660   25      3,041   23
Microelectronic Products.............            1,480   10      1,286   10
Consumer Products....................                -    -        504    4
Other Systems and Products...........              144    1        300    2
Total................................         $ 14,881  100%  $ 13,087  100%

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $1,641 million, or 20.6% compared with the same six month period in 1997. The increase resulted from higher sales of switching and wireless systems with associated software, optical networking systems, professional services, data networking systems for service providers including those provided by recently-acquired Livingston. Demand for those products was driven in part by second line subscriber growth in businesses and residences for Internet services and data traffic.

Revenues from Systems for Network Operators in the United States increased by 27.1% over the year-ago six month period. The revenue increase in the United States was led by sales to RBOC's, competitive local exchange carriers, wireless service providers and long distance carriers. Revenues generated outside the United States for 1998 increased 3.9% compared with the same six month period in 1997 due to revenue growth in the Caribbean/Latin America and Canada regions. Revenues generated outside the United States represented 24.0% of revenues for 1998 compared with 27.9% in same six month period of 1997.

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $619 million, or 20.4% compared with the same six month period in 1997. This increase was led by sales of messaging systems, including systems provided by recently acquired Octel, SYSTIMAX(R) structured cabling, services, DEFINITY(R) enterprise communication servers, and enterprise data networking systems. Revenues generated outside the United States increased by 54.4%, due to growth in all major international regions. Revenues generated outside the United States represented 19.0% of the revenue for 1998 compared with 14.8% in the same six month period of 1997. For 1998, sales within the United States increased 14.4% compared with the same six month period of 1997.

Revenues from MICROELECTRONIC PRODUCTS increased $194 million, or 15.1% for 1998 compared with the same six month period in 1997 due to higher sales of customized chips for computing and communications, including components for wireless telephones, local area networks, power systems, optoelectronic components, data networking, high-end computer workstations, and the licensing of intellectual property. Sales within the United States increased 23.9% compared with the same period in 1997, led by sales to OEMs. Revenues generated outside the United States increased 7.1% compared with the same period in 1997. The growth in revenues generated outside the United States was driven by sales in the Europe/Middle East/Africa and Caribbean/Latin America regions. Revenues generated outside the United States represented 48.9% of sales compared with 52.6% for the same six month period of 1997.

--------------------------------------
(R)  Registered trademark of Lucent

 17                                                          Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On October 1, 1997, Lucent contributed its CONSUMER PRODUCTS unit to PCC. Lucent has an equity interest of 40% in PCC.

Revenues from sales of OTHER SYSTEMS AND PRODUCTS decreased $156 million, or 52.0% compared with the same quarter in 1997. The reduction in revenues was primarily due to the sale of Lucent's ATS and CMS businesses.

Total costs increased $675 million, or 9.3% compared with the same six month period in 1997 due to the increase in sales volume. Gross margin percentage increased to 46.6% from 44.4% in the year-ago period. The increase in gross margin percentage for the current six months was due to overall favorable mix of higher margin product sales.

OPERATING EXPENSES - SIX MONTHS ENDED MARCH 31, 1998 VERSUS SIX MONTHS ENDED MARCH 31, 1997

Selling, general and administrative expenses as a percentage of revenues were 20.4% for 1998, a decrease of 0.6 percentage points from the same period in 1997.

Selling, general and administrative expenses increased $296 million, or 10.8% compared with the same period in 1997. This increase is attributed to the higher sales volume, investment in growth initiatives as well as the implementation of SAP, an integrated software platform, offset by the reversal of $33 million of 1995 business restructuring charges. In addition, the 1997 period included a $54 million reversal of 1995 business restructuring charges.

Research and development expenses represented 11.8% of revenues for the period as compared with 11.1% of revenues from the same period in 1997.

Research and development expenses increased $386 million compared with the same period in 1997. This was primarily due to increased expenditures in support of wireless, data networking, optical networking, switching and access and microelectronic products.

The purchased in-process research and development expenses for 1998 were $584 million reflecting the charges associated with the acquisitions of Livingston and Prominet, compared with $79 million related to the acquisition of Agile Networks, Inc. for the same period in 1997.

 18                                                          Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - SIX MONTHS ENDED MARCH 31, 1998 VERSUS SIX MONTHS ENDED MARCH 31, 1997

Other income -- net increased $161 million for 1998 compared with the same period in 1997. This increase was primarily due to the pre-tax gain of $149 million associated with the sale of Lucent's ATS business.

Interest expense was $153 million for the first six months of 1998, a decrease of $3 million compared with the same period in 1997.

The effective income tax rate of 49.1% for 1998 increased from the effective income tax rate of 38.6% in the same year-ago period. The increase was due to the write-off of non-tax deductible purchased in-process research and development expenses associated with the acquisitions of Livingston and Prominet. Excluding the impact of the purchased in-process research and development expenses associated with the Livingston and Prominet acquisitions, the effective income tax rate was 36.0% for 1998. This decrease was primarily due to the tax impact of foreign activity.

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets increased $853 million, or 3.6%, from fiscal year-end 1997. This overall increase was due to an increase in other assets of $971 million and an increase of receivables of $203 million, offset by a decrease in cash and cash equivalents of $381 million. The increase in other assets was largely due to the receipt of notes issued by customers under certain long-term contracts, as well as due to Lucent's contribution of its Consumer Products business to PCC. The decrease in cash and cash equivalents was largely due to the repayment of commercial paper and vendor payments.

Total liabilities decreased $796 million, or 3.9% from fiscal year-end 1997. This decrease was largely due to the paydown of commercial paper and the reduction of accounts payable.

Working capital, defined as current assets less current liabilities, increased $1,528 million from fiscal year-end 1997 primarily resulting from the increase in accounts receivable as discussed above and the issuance of $300 million of 30 year debentures and use of the proceeds to pay down a portion of commercial paper.

Lucent expects that, from time to time, outstanding commercial paper balances may be replaced with short- or long-term borrowings as market conditions permit. At March 31, 1998, Lucent maintained approximately $5,200 million in credit facilities of which a portion is used to support Lucent's commercial paper program. At March 31, 1998, approximately $5,000 million was unused. Future financings will be arranged to meet Lucent's requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions. Lucent anticipates that borrowings under its bank credit facilities, the issuance of additional commercial paper, cash generated from operations and short- and long-term debt financings will be adequate to satisfy its future cash requirements, although there can be no assurance that this will be the case.

Lucent plans to pay for the acquisition of Yurie from its general funds which consist of cash from operations and proceeds from short-term borrowings.

 19                                                          Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Network operators, inside and outside the United States, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to over a billion dollars. Lucent has increasingly provided or arranged long-term financing for customers. In this regard, Lucent entered into a credit agreement in October 1996 to provide Sprint Spectrum* Holdings L.P. ("Sprint PCS") long-term financing of $1,800 million for purchasing equipment and services for its personal communications services ("PCS") network.

In May 1997, under the $1,800 million credit facility provided by Lucent to Sprint PCS, Lucent closed transactions to lay off $500 million of loans and undrawn commitments and $300 million of undrawn commitments to a group of institutional investors and Sprint Corporation (a partner in Sprint PCS), respectively. As of March 31, 1998, all of these commitments were drawn down by Sprint PCS. Of Lucent's remaining commitment of $1,000 million, approximately $500 million was drawn down by Sprint PCS as of March 31, 1998.

As part of the revenue recognition process, Lucent has assessed the collectibility of the accounts receivable relating to the Sprint PCS purchase contract in light of its financing commitment to Sprint PCS. Lucent has determined that the receivables under the contract are reasonably assured of collection based on various factors among which was the ability of Lucent to sell the loans and commitments without recourse. Lucent intends to continue pursuing opportunities for the sale of the $500 million of loans, and the future loans and commitments to Sprint PCS.

In addition, as of March 31, 1998, Lucent had made commitments or entered into an agreement to extend credit of up to an aggregate of approximately $1,200 million to five other PCS or wireless network operators for possible future sales. As of March 31, 1998, $188 million had been advanced under one of these arrangements. Lucent has provided, or proposed or committed to provide, financing where appropriate for its business, in addition to the above arrangements. (Also see Note 7 above, regarding a securitized customer financing arrangement.) The ability of Lucent to arrange or provide financing for network operators will depend on a number of factors, including Lucent's capital structure and level of available credit.

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


-------------------------
*Sprint Spectrum is a service mark of Sprint Communications Company, LP.

 20                                                         Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Lucent manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost effective manner, Lucent, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. Lucent had no material interest rate swap agreements in effect as of March 31, 1998 and 1997. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future.

CASH FLOWS

Cash provided by operating activities for the six months ended March 31, 1998 was $300 million compared with $519 million in the same year-ago period. This decrease was due to the receipt of notes issued by customers under certain long-term contracts, increases in accounts receivable and inventories and contracts in process, offset by decreases in accounts payable and payroll and benefits-related liabilities.

Cash payments of $64 million and $90 million were made for the three-month and six-month periods ended March 31, 1998, respectively, for the business restructuring charge recorded in the quarter ended December 31, 1995. Of the 23,000 positions that Lucent announced it would eliminate in connection with the restructuring charges, approximately 19,600 positions have been eliminated as of March 31, 1998.

Comparing the six months ended March 31, 1998 and 1997, cash used in investing activities decreased to $398 million from $724 million primarily due to a decrease in cash used in acquisitions and an increase in cash provided by dispositions. The acquisitions of Livingston and Prominet in 1998 were completed through issuance of stock and options and did not require the use of cash. Lucent disposed of its ATS business in 1998. During the six months ended March 31, 1997, Lucent acquired Agile and disposed of its interconnect products and custom manufacturing services businesses

Capital expenditures, the largest component of investing activities, were $602 million and $681 million for the six month periods ended March 31, 1998 and 1997, respectively. Capital expenditures relate to expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity, and expenditures for cost reduction efforts and international growth.

Cash used in financing activities for the six months ended March 31, 1998 was $241 million compared with $17 million in the same period a year-ago. This increase in cash used was primarily due to the paydown of commercial paper.

 21                                                          Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The ratio of total debt to total capital (debt plus equity) was 43.1% at March 31, 1998 compared to 55.4% on at September 30, 1997.

OTHER

Lucent's current and historical operations are subject to a wide range of environmental protection laws. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities underway at numerous current and former facilities. In addition, Lucent was named a successor to AT&T as PRP at numerous "Superfund" sites pursuant to the CERCLA or comparable state statutes. Under the Separation and Distribution Agreement, among AT&T, Lucent and NCR dated as of February 1, 1996, as amended and restated, Lucent is responsible for all liabilities primarily resulting from or related to the operation of Lucent's business as conducted at any time prior to or after the Separation including related businesses discontinued or disposed of prior to the Separation, and Lucent's assets including, without limitation, those associated with these sites. In addition, under the Separation and Distribution Agreement, Lucent is required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site which ranges from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements in respect to environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital and other expenditures that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any amounts of environmental costs that may be incurred in excess of those provided for at March 31, 1998 cannot be determined.

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

Reliance on Major Customers:
See discussion above under KEY BUSINESS CHALLENGES.

Readiness for Year 2000:
Lucent has taken actions to understand the nature and extent of the work required to make its systems, products, factories and infrastructure Year 2000 ready. Lucent began work several years ago to prepare its products and its financial, information and other computer-based systems for the Year 2000, including replacing and/or updating existing legacy systems. Lucent has been contacting customers who are operating product versions that are not Year 2000 ready to present them with evolution plans to update or migrate to Year 2000 ready product versions. In addition, where Lucent determines that critical suppliers are not Year 2000 ready, Lucent will monitor their progress and take appropriate actions. Lucent believes it is taking the necessary steps to resolve Year 2000 issues, however, given the uncertain consequences of failure to resolve significant Year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on Lucent. Lucent continues to evaluate the estimated costs associated with the efforts to prepare for Year 2000 based on actual experience. While the efforts will involve additional costs, Lucent believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

Employee Relations:
On March 31, 1998, Lucent employed approximately 131,000 persons, of whom 79.3% were located in the United States. Of these domestic employees, 41.1% are represented by unions, primarily the Communications Workers of America ("CWA")and the International Brotherhood of Electrical Workers ("IBEW"). Lucent's labor agreements with these unions expire on May 30, 1998. Lucent is currently negotiating with its unions for new collective bargaining agreements.

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

Legal Proceedings and Environmental:
See discussion above in Note 6 - COMMITMENTS AND CONTINGENCIES.

RECENT PRONOUNCEMENTS

In February 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans but does not change the measurement or recognition of these plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. Lucent is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 132 will have no impact on Lucent's consolidated results of operations, financial position or cash flows.

In October 1997, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing, or otherwise marketing computer software. SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997. Earlier application for financial statements or information that has not been issued is encouraged. Lucent is in the process of evaluating if the adoption of SOP 97-2 will have an impact on its software revenue recognition practices. During March 1998, the AICPA issued Statement of Position 98-4, " Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition",("SOP 98-4"). SOP 98-4 defers for one year the requirement of vendor- specific objective evidence of the fair value of the various elements in a multiple- element arrangement as a condition to recognize revenue for elements delivered early in the arrangement.

 25                                                          Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use. This pronouncement identifies the characteristics of internal use software and provides guidance on new cost recognition principles. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application for financial statements that have not been issued is encouraged. Lucent is evaluating the impacts of adopting SOP 98-1.

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 provides guidance on the financial reporting of start-up costs and organization costs by requiring these costs to be expenses as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Earlier application for financial statements or information that has not been issued is encouraged. The adoption of SOP 98-5 is not expected to have a material impact on Lucent's consolidated results of operations, financial position or cash flows.

 26                                                          Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

SHARE RESTATEMENT

Effective on April 1, 1998, Lucent split its common stock in a two-for-one split through the issue of one additional share for each outstanding share. As result, the tables below represent a retroactive restatement of the earnings(loss) per share as reported in the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and the Form 10-Q for the quarter ended December 31, 1997:

                                Five Year Summary
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

                            Twelve Months
                               Ended        Nine Months Ended       Twelve Months
                            September 30,     September 30,        Ended December 31,
                           ---------------  ------------------  -----------------------
                             1997     1996     1996     1995     1995     1994     1993
                                       (1)      (4)               (1)
Earnings(loss) per common
 share - basic (2)           0.42    (0.69)    0.19     0.14    (0.83)     n/a      n/a
Earnings(loss) per common
 share - diluted (2)         0.42    (0.69)    0.19     0.14    (0.83)     n/a      n/a
Earnings(loss) per common
 share - Pro Forma (3)        n/a    (0.62)    0.18     0.12    (0.68)     n/a      n/a
Dividends per common share   0.1125   0.075   0.075       -        -       n/a      n/a

(1) Includes pretax restructuring and other charges of $2,801 ($1,847 after taxes) recorded as $892 of costs, $1,645 of selling, general and administrative expenses and $264 of research and development expenses.

(2) The calculation of earnings(loss) per common share - basic and earnings(loss) per common share - diluted includes the retroactive recognition to January 1, 1995 of the 1,049,249,788 shares (524,624,894 shares on a pre-split basis) owned by AT&T on April 10, 1996.

(3) The calculation of earnings(loss) per common share on a pro forma basis assumes that all 1,273,323,862 common shares (636,661,931 shares on a pre-split basis) outstanding on April 10, 1996 were outstanding since January 1, 1995 and gives no effect to the use of proceeds from the initial public offering of Lucent common stock in April 1996 ("IPO").

(4) Beginning September 30, 1996, Lucent changed its fiscal year-end from December 31 to September 30, and reported results for the nine-month transition period ended September 30, 1996.

 27                                                          Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

QUARTERLY INFORMATION (UNAUDITED)

                                           FISCAL YEAR QUARTERS
                              FIRST       SECOND      THIRD      FOURTH       TOTAL
                              -------    --------    -------    --------    ---------
Year Ended
 September 30, 1997
Earnings(loss) per
 common share - basic.......  $ 0.67      $ 0.05     $ 0.17     $(0.47)(b)  $  0.42 (b)
Earnings(loss) per
 common share - diluted.....  $ 0.67      $ 0.05     $ 0.17     $(0.47)     $  0.42
Dividends per share.........  $ 0.0375    $ 0.000    $ 0.0375   $ 0.0375    $  0.1125
Stock price:(d)
   High.....................   26 9/16     30 5/16    37 3/32     45 3/8      45 3/8
   Low......................   21 1/16     22 3/8     24 15/16    36 3/32     21 1/16
   Quarter-end close........   23 1/8      26 1/4     36 1/32     40 11/16    40 11/16

Year Ended
    September 30, 1996
Earnings(loss) per
 common share - basic(c)....  $(0.97)(a)  $(0.10)    $ 0.06     $ 0.20      $ (0.69)(a)
Earnings(loss) per
 common share - diluted(c)..  $(0.97)     $(0.10)    $ 0.06     $ 0.20      $ (0.69)
Dividends per share.........  $ 0.00      $ 0.00     $ 0.0375   $ 0.0375    $  0.075
Stock price:(d)
   High.....................    n/a          n/a      19 5/8      22 15/16    22 15/16
   Low......................    n/a          n/a      14 7/8      15  5/16    14 7/8
   Quarter-end close........    n/a          n/a      18 15/16    22 15/16    22 15/16

(a) 1996 includes a pretax charge of $2,801 ($1,847 after taxes), to cover restructuring costs of $2,613 and asset impairment and other charges of $188.

(b) As a result of the 1997 acquisition of Octel, Lucent took a charge of $979 ($966 after tax) in the fourth quarter for acquired in-process research and development and other charges.

(c) The number of weighted average shares outstanding increased in 1996 as new common shares were issued through the IPO. For this reason, the sum of the quarterly earnings(loss) per common share amounts for 1996 does not equal the earnings per common share for the year. The calculation of earnings per common share on a historical basis includes the retroactive recognition to January 1, 1995 of the 1,049,249,788 shares (524,624,894 shares on a pre-split basis) owned by AT&T.

(d) Obtained from the Composite Tape. Stock prices have been restated to reflect the two-for-one split of the Company's common stock effective April 1, 1998.

 28                                                          Form 10-Q - Part II

                           Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

Lucent held its 1998 Annual Meeting of Shareowners on February 18, 1998. At that meeting, shareowners elected three individuals as Directors of the Company for terms to expire at the Annual Meeting to be held in the year 2001. In addition, shareowners approved two Company proposals and rejected two shareowner proposals. The persons elected and the results of the voting are as follows:

                           Votes                   Votes
                           For                     Withheld

Richard A. McGinn          509,478,034             6,916,688
Paul H. O'Neill            509,257,605             7,137,117
Franklin A. Thomas         509,666,970             7,727,752

                        Votes         Votes                     Broker
                        For           Against       Abstain     Non-votes

Company proposal
number 1 - Approval
of Amended Short
Term Incentive Plan. .  490,826,851   19,309,477    6,258,394   0

Company proposal
number 2 - Approval
of Amended 1996 Long
Term Incentive Plan. .  473,111,545   36,864,080    6,419,097   0

Shareowner proposal
number 1 - Eliminate
classified board . . .  185,553,493   221,145,652   9,943,245   99,752,332

Shareowner proposal
number 2 - Anti-
slave labor policy . .  31,804,616    336,566,152   48,271,622  99,752,332

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit Number

     (10) (iii) (A)1   Lucent Technologies Inc. 1996 Long Term Incentive Program *

     (10) (iii) (A)2   Lucent Technologies Inc. Short Term Incentive Program *

     (10) (iii) (A)3   Lucent Technologies Inc. Officer Life Insurance Option Plan *

     (10) (iii) (A)4   Lucent Technologies Inc. Deferred Compensation Plan *

     (10) (iii) (A)5   Consulting Agreement of Mr. Schacht effective March 1, 1998 *

     (12)              Computation of Ratio of Earnings to Fixed Charges

     (27)              Financial Data Schedule

      * Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K:

     Not applicable

 29                                                          Form 10-Q


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Lucent Technologies Inc.




Date May 12, 1998

                          By James S. Lusk
                          Vice President and Controller
                         (Principal Accounting Officer)

 30                                                          Form 10-Q


                                Exhibit Index

Exhibit
Number

(10) (iii) (A)1   Lucent Technologies Inc. 1996 Long Term Incentive Program *

(10) (iii) (A)2   Lucent Technologies Inc. Short Term Incentive Program *

(10) (iii) (A)3   Lucent Technologies Inc. Officer Life Insurance Option Plan *

(10) (iii) (A)4   Lucent Technologies Inc. Deferred Compensation Plan *

(10) (iii) (A)5   Consulting Agreement of Mr. Schacht effective March 1, 1998 *

(12)              Computation of Ratio of Earnings to Fixed Charges

(27)              Financial Data Schedule


* Management contract or compensatory plan or arrangement.