Form 10-Q
period 1998-06-30
LUCENT TECHNOLOGIES INC
filed 1998-08-13
CIK 1006240

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998

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


              600 Mountain Avenue, Murray Hill, New Jersey 07974

                     Telephone - Area Code 908-582-8500




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

At July 31, 1998, 1,314,985,384 common shares were outstanding.

 2                                                           Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                           For the Three       For the Nine
                                            Months Ended       Months Ended
                                              June 30,            June 30,
                                           1998     1997       1998      1997

Revenues.............................   $ 7,228   $ 6,340   $ 22,109   $19,427

Costs................................     3,949     3,740     11,901    11,017

Gross margin.........................     3,279     2,600     10,208     8,410

Operating Expenses
Selling, general and
  administrative expenses............     1,566     1,404      4,608     4,150
Research and development expenses....       947       816      2,705     2,188
In-process research
  and development expenses...........       668         -      1,252        79
Total operating expenses.............     3,181     2,220      8,565     6,417

Operating income.....................        98       380      1,643     1,993
Other income(expense)-net............        (7)       41        203        90
Interest expense.....................        79        77        232       233
Income before income taxes...........        12       344      1,614     1,850
Provision for income taxes...........       245       131      1,032       712

Net income(loss).....................   $  (233)  $   213   $    582   $ 1,138

Earnings(loss) per
  common share - basic...............   $ (0.18)  $  0.17   $   0.45   $  0.89

Earnings(loss) per
  common share - diluted.............   $ (0.18)  $  0.17   $   0.44   $  0.89

Dividends per common share...........   $  0.04   $0.0375   $  0.115   $ 0.075


See Notes to Consolidated Financial Statements.

 3                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                           June 30,     September 30,
                                             1998           1997
ASSETS

Cash and cash equivalents..............   $ 1,099        $ 1,350

Accounts receivable less
 allowances of $374 at
 June 30, 1998 and $352 at
 September 30, 1997 ...................     5,792          5,373

Inventories............................     2,973          2,926

Contracts in process, net of contract
 billings of $2,825 at
 June 30, 1998 and $2,003 at
 September 30, 1997....................     1,405          1,046

Deferred income taxes - net............     1,554          1,333

Other current assets...................       482            473

Total current assets...................    13,305         12,501

Property, plant and equipment, net
 of accumulated depreciation of
 $6,253 at June 30, 1998 and
 $6,407 at September 30, 1997..........     4,957          5,147

Prepaid pension costs..................     3,597          3,172

Deferred income taxes - net............       832          1,262

Capitalized software development costs.       289            293

Other assets...........................     2,299          1,436

TOTAL ASSETS...........................   $25,279        $23,811


See Notes to Consolidated Financial Statements.

 4                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                         June 30,      September 30,
                                           1998            1997
LIABILITIES

Accounts payable.......................   $ 1,727         $ 1,931
Payroll and benefit-related
  liabilities..........................     2,354           2,178
Postretirement and postemployment
  benefit liabilities..................       194             239
Debt maturing within one year..........     2,423           2,538
Other current liabilities..............     3,498           3,852

Total current liabilities..............    10,196          10,738

Postretirement and postemployment
  benefit liabilities..................     6,286           6,073
Long-term debt ........................     1,899           1,665
Other liabilities......................     1,976           1,948

Total liabilities .....................    20,357          20,424

SHAREOWNERS' EQUITY

Preferred stock-par value $1.00 per share
 Authorized shares: 250,000,000
 Issued and outstanding shares: none...         -               -
Common stock-par value $.01 per share
 Authorized shares: 3,000,000,000
 Issued and outstanding shares:
 1,313,862,973 at June 30, 1998
 1,284,125,312 at September 30, 1997...        13              13
Additional paid-in capital.............     4,251           3,047
Guaranteed ESOP obligation.............       (63)            (77)
Foreign currency translation...........      (307)           (191)
Retained earnings......................     1,028             595

Total shareowners' equity...............    4,922           3,387

TOTAL LIABILITIES AND
 SHAREOWNERS' EQUITY...................   $25,279         $23,811


See Notes to Consolidated Financial Statements.

 5                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                    For the Nine
                                                Months Ended June 30,
                                                  1998         1997
Operating Activities
Net income...............................      $ 582         $ 1,138
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
   Business restructuring
     charge(reversal)....................        (83)            (69)
   Asset impairment
     and other charges(reversals)........          -             (46)
   Depreciation and amortization.........        988           1,042
   Provision for uncollectibles..........        105              95
   Deferred income taxes.................        101            (146)
   Purchased in-process research and
     development.........................      1,252              79
   Increase in accounts receivable ......       (832)           (142)
   Increase in inventories
     and contracts in process............       (455)           (107)
   Decrease in accounts payable..........       (140)           (567)
   Changes in other operating assets
     and liabilities.....................        322            (378)
   Other adjustments for noncash
     items - net.........................       (379)            (32)
Net cash provided by
 operating activities....................      1,461             867

Investing Activities
Capital expenditures ....................     (1,006)         (1,088)
Proceeds from the sale or disposal of
  property, plant and equipment..........         44              42
Purchases of equity investments..........       (187)           (117)
Sales of equity investments..............         27              12
Acquisitions, net of cash acquired.......     (1,068)           (144)
Dispositions.............................        276             181
Other investing activities - net.........        (63)            (11)
Net cash used in investing activities....     (1,977)         (1,125)

Financing Activities
Repayments of long-term debt ............        (85)            (13)
Issuance of long-term debt...............        337              52
Proceeds of issuance of common stock.....        350             197
Dividends paid...........................       (150)           (144)
Decrease in short-term
  borrowings - net.......................       (124)           (591)
Net cash provided by(used in)
      financing activities...............        328            (499)


See Notes to Consolidated Financial Statements.

                                    (CONT'D)

 6                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                   For the Nine
                                               Months Ended June 30,
                                                  1998         1997

Effect of exchange rate
  changes on cash........................          (63)          (17)

Net decrease in cash and
  cash equivalents.......................         (251)         (774)

Cash and cash equivalents
  at beginning of period.................        1,350         2,241

Cash and cash equivalents
  at end of period.......................      $ 1,099       $ 1,467

















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

The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997 and the unaudited consolidated financial statements and notes thereto included in the Company's quarterly report on Form 10-Q for the quarterly periods ended December 31, 1997 and March 31, 1998.

The financial statements presented have been restated to reflect the two-for-one split of Lucent's common stock which became effective on April 1, 1998.

2.  ACQUISITIONS

Yurie Systems, Inc.
-------------------
On May 29, 1998, Lucent completed the purchase of Yurie Systems, Inc. ("Yurie") for $1,056 in cash and options. Lucent paid for the acquisition from its general funds which consist of cash from operations and proceeds from short-term borrowings. Yurie is a provider of asynchronous transfer mode ("ATM") access technology and equipment for data, voice and video networking. The acquisition was accounted for using the purchase method of accounting. The fair market value of Yurie's assets and liabilities, which were independently determined, has been included in the balance sheet as of June 30, 1998.

The acquired technology valuation included both existing technology and in-process research and development. The valuation of these technologies was made by applying the income forecast method which considers the present value of cash flows by product lines.

Included in the purchase price was $620 of purchased in-process research and development which was a one-time, non-cash, non-tax deductible charge to earnings as this technology had not reached technological feasibility and has no alternative use. This technology will require varying additional development, coding and testing efforts over the next year before technological feasibility can be determined. The remaining purchase price was allocated to tangible assets and intangible assets, including goodwill and acquired technology, less liabilities assumed.

Goodwill, acquired technology and other amortizable assets were valued at $419 and are being amortized over 7, 5 and 3 year periods, respectively.

 8                                                            Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                 (Unaudited)

Optimay GmbH
-------------
On April 17, 1998, Lucent acquired Optimay GmbH ("Optimay") for $64 in cash. Optimay specializes in the development of software products and services for chip sets to be used for Global System for Mobile communications cellular phones. The acquisition was accounted for using the purchase method of accounting. The fair market value of Optimay's assets and liabilities, which were independently determined, has been included in the balance sheet as of June 30, 1998.

The acquired technology valuation included both existing technology and in-process research and development. The valuation of these technologies was made by applying the income forecast method which considers the present value of cash flows by product lines.

Included in the purchase price was $48 of purchased in-process research and development which was a one-time, non-cash, non-tax deductible charge to earnings as this technology had not reached technological feasibility and has no alternative use. This technology will require varying additional development, coding and testing efforts over the next year before technological feasibility can be determined. The remaining purchase price was allocated to tangible assets and intangible assets, including goodwill and acquired technology, less liabilities assumed.

Goodwill and acquired technology were valued at $19 and are both being amortized over 5 years.

Prominet Corporation
---------------------
In January 1998, Lucent completed the purchase of Prominet Corporation ("Prominet"), a participant in the emerging Gigabit Ethernet networking industry, in a merger involving $164 of Lucent stock and options. Under the terms of the agreement, Lucent had contingent obligations to pay former Prominet shareowners $35 in stock. These obligations were satisfied in July 1998. The $35 of stock was paid by Lucent and recorded primarily as goodwill. The acquisition was accounted for under the purchase method of accounting. The fair market value of Prominet's assets and liabilities, which were independently determined, has been included in the balance sheet as of June 30, 1998.

The acquired technology valuation included both existing technology and in-process research and development. The valuation of these technologies was made by applying the income forecast method which considers the present value of cash flows by product lines.

Included in the purchase price was $157 of purchased in-process research and development which was a one-time, non-cash, non-tax deductible charge to earnings as this technology had not reached technological feasibility and has no alternative use. This technology will require varying additional development, coding and testing efforts over the next year before technological feasibility can be determined. The remaining purchase price was allocated to tangible assets and intangible assets, including goodwill and acquired technology, less liabilities assumed.

Including the $35 contingent obligations, goodwill and acquired technology will be valued at $58 and will be amortized over 5 and 6 year periods, respectively.

 9                                                            Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                 (Unaudited)

Livingston Enterprises
----------------------
In December 1997, Lucent completed the purchase of Livingston Enterprises, Inc. ("Livingston"), a provider of remote access networking solutions, in a merger involving $610 of Lucent stock and options. The acquisition was accounted for using the purchase method of accounting. The fair market value of Livingston's assets and liabilities, which were independently determined, has been included in the balance sheet as of June 30, 1998.

The acquired technology valuation included both existing technology and in-process research and development. The valuation of these technologies was made by applying the income forecast method which considers the present value of cash flows by product lines.

Included in the purchase price was $427 of purchased in-process research and development which was a one-time, non-cash, non-tax deductible charge to earnings as this technology had not reached technological feasibility and has no alternative use. This technology will require varying additional development, coding and testing efforts over the next year before technological feasibility can be determined. The remaining purchase price was allocated to tangible assets and intangible assets, including goodwill and acquired technology, less liabilities assumed.

Goodwill and acquired technology were valued at $183 and are being amortized over 5 and 8 year periods, respectively.


3.   SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories at June 30, 1998 and September 30, 1997 were as follows:

                                        June 30,     September 30,
                                          1998            1997
     Completed goods ...............   $ 1,594        $ 1,611
     Work in process and
       raw materials................     1,379          1,315
     Total inventories .............   $ 2,973        $ 2,926


4. BUSINESS RESTRUCTURING AND OTHER CHARGES

For the three and nine month periods ended June 30, 1998, $65 and $155, respectively, were applied to the 1995 business restructuring reserve of $2,801 (pre-tax). The remaining reserve for business restructuring as of June 30, 1998 was $316.

For the three months ended June 30, 1998 and 1997, Lucent reversed $50 and $15, respectively, of business restructuring and other charges. For the nine months ended June 30, 1998 and 1997, Lucent reversed $83 and $69, respectively, of business restructuring and other charges primarily related to employee separations. For the three months ended June 30, 1998, the $50 was recorded as $19 to costs, $23 to selling, general and administrative expenses and $8 to research and development expenses. For the three months ended June 30, 1997, the $15 was recorded to selling, general and administrative expenses. For the nine months ended June 30, 1998, the $83 was recorded as $19 to costs, $56 to selling, general and administrative expenses and $8 to research and development expenses. For the nine months ended June 30, 1997, the $69 was recorded to selling, general and administrative expenses.

 10                                                           Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                  (Unaudited)

5. EARNINGS(LOSS) PER COMMON SHARE

Basic earnings(loss) per common share was calculated by dividing net income(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings(loss) per share was calculated by dividing net income(loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. As a result of the net loss reported for the three month period ended June 30, 1998, potentially dilutive securities have been excluded from the calculation of diluted earnings(loss) per share because their effect would be anti-dilutive.

Earnings(loss) per share amounts for the periods presented have been restated to reflect the two-for-one split of Lucent's common stock which became effective on April 1, 1998. The following table reconciles the number of shares utilized in the earnings per share calculations for the three and nine month periods ended June 30, 1998 and 1997:

                                     Three Months Ended          Nine Months Ended
                                           June 30,                  June 30,
                                       1998        1997           1998        1997
                                   ------------------------------------------------
Net income(loss)                    $  (233)    $   213        $   582    $   1,138

Earnings(loss) per
  common share - basic              $ (0.18)    $  0.17        $  0.45    $    0.89

Earnings(loss) per
  common share - diluted            $ (0.18)    $  0.17        $  0.44    $    0.89

Number of Shares (in millions)
---------------------------------
Common shares - basic               1,311.9     1,280.1        1,301.1      1,276.8

Effect of dilutive securities:
  Stock options                         0.0        10.3           25.0          6.9
  Other                                 0.0         0.1            1.6          0.1

Common shares - diluted             1,311.9     1,290.5        1,327.7      1,283.8

Potentially dilutive securities
excluded from computation of
earnings(loss) per share - diluted:

  Stock options                        29.7          -              -            -
  Other                                 2.2          -              -            -

Shares excluded from the
computation of earnings (loss)
per share - diluted since option
exercise price was greater than
the average market price of the
common shares for the period            0.9        0.0            1.0          0.0

 11                                                           Form 10-Q - Part I
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

6.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 1998 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent beyond that provided for at June 30, 1998 would not be material to the annual consolidated financial statements.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites which range from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any amounts of environmental costs that may be incurred in excess of those provided for at June 30, 1998 cannot be determined.

 12                                                           Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

7. TERMINATION OF SECURITIZED CUSTOMER FINANCING ARRANGEMENT

In June 1998, Lucent terminated its securitized vendor financing program with Citicorp. The customer financing obligations placed in the program have been paid.

8. SUBSEQUENT EVENTS

LANNET
-------
On July 9, 1998, Lucent announced its intention to acquire LANNET, a subsidiary of Madge Networks N.V., for approximately $115 in cash. LANNET is an Israeli-based supplier of Ethernet and ATM switching solutions for local area networks. The acquisition will be accounted for using the purchase method of accounting. The transaction is expected to be completed by the end of the quarter ending September 30, 1998, subject to customary legal requirements.

The purchase is expected to result in a one-time, non-tax deductible, non-cash charge to earnings for purchased in-process research and development of approximately $65 in the quarter ending September 30, 1998. The remaining purchase price will be allocated to tangible assets and intangible assets, including goodwill and acquired technology, less liabilities assumed.

SDX Business Systems plc
--------------------------
On July 14, 1998, Lucent acquired SDX Business Systems plc ("SDX") for approximately $200 in cash. SDX is an United Kingdom provider of business communications systems. The acquisition will be accounted for using the purchase method of accounting.

Included in the purchase price was approximately $80 of in-process research and development which will result in a one-time, non-tax deductible, non-cash charge to earnings in the quarter ending September 30, 1998. The remaining purchase price will be allocated to tangible assets and intangible assets, including goodwill and acquired technology, less liabilities assumed.

JNA Telecommunications Limited
------------------------------
In July 1998, Lucent announced its intention to acquire JNA Telecommunications Limited ("JNA"), an Australian telecom manufacturer reseller and system integrator, for approximately $70. The transaction is expected to be completed by the end of the quarter ending September 30, 1998, subject to customary legal requirements.

The purchase is expected to result in a one-time, non-tax deductible, non-cash charge to earnings for purchased in-process research and development in the quarter ending September 30, 1998. The amount of the charge has not yet been determined. The remaining purchase price will be allocated to tangible assets and intangible assets, including goodwill and acquired technology, less liabilities assumed.

 13                                                           Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Lucent reported a net loss of $233 million, or $0.18 per share(basic/diluted) for the quarter ended June 30, 1998. If potentially dilutive securities were included in the calculation of the net loss per share(diluted) for the quarter ended June 30, 1998, Lucent would have reported a net loss per share(diluted) of $0.17 (see Note 5). The year-ago quarterly net income was $213 million, or $0.17 per share(diluted). For the current nine month period, Lucent reported net income of $582 million, or $0.44 per share(diluted) compared with net income of $1,138 million, or $0.89 per share(diluted) in the same prior period. Net income for the three and nine months periods ended June 30, 1998 includes a pre-tax reversal of the 1995 business restructuring charges of $50 million ($32 million after-tax) and $83 million ($53 million after-tax), respectively. Excluding the in-process research and development charge associated with the acquisitions of Yurie and Optimay, which Lucent completed during the current quarter, Lucent's net income was $435 million, or $0.32 per share(diluted) for the three months ended June 30, 1998. Excluding the in-process research and development charges associated with the acquisitions of Livingston, Prominet, Yurie and Optimay as well as the gain on the sale of Lucent's Advanced Technology Systems ("ATS") business, Lucent's net income was $1,739 million, or $1.31 per share(diluted) for the nine months ended June 30, 1998.

Gross margin increased $679 million and $1,798 million for the quarter and nine month periods ended June 30, 1998, respectively, compared with the year-ago periods. These increases in gross margin were primarily due to an improved mix of products and services as well as higher sales volume compared with the same periods of the prior year.

Operating income of $98 million reflects a decrease of $282 million in the quarter compared with the same quarter in 1997 and was 1.4% percent of revenues. The decrease was primarily due to the in-process research and development charges associated with the acquisitions of Yurie and Optimay. For the nine months ended June 30, 1998, operating income of $1,643 million reflects a decrease of $350 million compared with the same period in 1997, largely due to the in-process research and development charges associated with the acquisitions of Livingston, Prominet, Yurie and Optimay.

During the current nine month period, Lucent sold it ATS business, contributed its Consumer Products business to a new venture formed by Lucent and Philips Electronics N.V. ("Philips"), and completed its acquisitions of Livingston, Prominet, Yurie and Optimay.

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

The purchasing behavior of Lucent's large customers has increasingly been characterized by the use of fewer, but larger, contracts which contributes to the variability of Lucent's results. To manage this fluctuation caused by the buying behaviors of large customers, Lucent continues to seek out new types of customers globally, such as competitive local exchange carriers, cable television network operators and computer manufacturers.

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

REVENUES - THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

Total revenues increased 14.0% to $7,228 million in the quarter compared with the same quarter of 1997, primarily due to gains in sales from Systems for Network Operators, Business Communications Systems and Microelectronic Products. The overall revenue growth was impacted by the elimination of the Consumer Products sales as a component of total revenue as well as lower revenues from Other Systems and Products. The decline in Other Systems and Products was due primarily to the sale of Lucent's ATS business in October 1997. Revenue growth was driven by sales increases globally. For the quarter, sales within the United States grew by 10.8% compared with the same quarter in 1997 and sales outside the United States increased 25.7% compared with the same quarter last year.

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the three months ended June 30, 1998 and 1997:

                                                     Three Months
                                                         Ended
                                                        June 30,
  Dollars in Millions                          ---------------------------
                                                 1998         1997
                                               -------       -------
Systems for Network Operators........           $4,408   61%  $3,779   59%
Business Communications Systems......            1,995   28    1,559   25
Microelectronic Products.............              736   10      687   11
Consumer Products....................                -    -      193    3
Other Systems and Products...........               89    1      122    2
Total................................           $7,228  100%  $6,340  100%

 15                                                          Form 10-Q - Part I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $629 million, or 16.6% in 1998 compared with the same quarter in 1997. The increase resulted from higher sales of switching and wireless systems, as well as data networking systems for service providers - including those provided by recently-acquired Livingston. Demand for those products was driven in part by second line subscriber growth in businesses and residences for Internet services and data traffic.

Revenues from Systems for Network Operators in the United States increased by 13.7% over the year-ago quarter. The revenue increase in the United States was led by sales to Regional Bell Operating Companies ("RBOC's"), competitive local exchange carriers, wireless service providers and long distance carriers. Revenues generated outside the United States increased 28.3% compared with the same quarter in 1997 due to revenue growth in Europe/Middle East/Africa, Caribbean/Latin America and Canada. Revenues generated outside the United States represented 22.5% of revenues for the quarter compared with 20.5% for the same quarter of 1997.

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $436 million, or 28.0% compared with the year-ago quarter. This increase was led by sales of DEFINITY(R) enterprise communication servers, messaging systems, including systems provided by recently-acquired Octel Communications Corporation ("Octel"), enterprise data networking systems, SYSTIMAX(R) structured cabling, and services. Sales within the United States increased 24.5% for the quarter compared with the same quarter of 1997. Revenues generated outside the United States increased by 46.0%, due to growth in all major international regions. Revenues generated outside the United States represented 18.4% of revenues for the quarter compared with 16.2% in the same period in 1997.

On July 9, 1998, Lucent announced its intention to acquire LANNET, a subsidiary of Madge Networks N.V. LANNET is an Israeli-based supplier of Ethernet and ATM switching solutions for local area networks.

On July 14, 1998, Lucent acquired SDX, an United Kingdom provider of business communications systems.

Revenues from MICROELECTRONIC PRODUCTS increased $49 million, or 7.1% compared with the year-ago quarter due to higher sales of customized chips for computing and communications, including components for wireless telephones, local area networks, power systems, optoelectronic components, data networking, and high-end computer workstations. Sales within the United States increased 8.7% compared to the same quarter in 1997, led by sales to original equipment manufacturers ("OEMs"). Revenues generated outside the United States increased 5.7%. The growth in revenues outside the United States was driven by sales in the Europe/Middle East/Africa and Caribbean/Latin America regions. Revenues generated outside the United States represented 50.5% of sales for the quarter compared with 51.2% for the same quarter of 1997.

The lower growth rate for Microelectronics Products reflects a reduction in the overall microelectronics sector.

On October 1, 1997, Lucent contributed its CONSUMER PRODUCTS unit to a venture formed with Philips. Lucent has an equity interest of 40% in the venture which is called Philips Consumer Communications, L.P.("PCC").

Revenues from OTHER SYSTEMS AND PRODUCTS decreased $33 million, or 27.0% compared with the year-ago quarter. The decrease is largely due to the sale of Lucent's ATS business.



--------------------------------------
(R)  Registered trademark of Lucent

 16                                                          Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

COSTS AND GROSS MARGIN - THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

Total costs increased $209 million, or 5.6% compared with the year-ago quarter resulting primarily from the increase in sales volume. Gross margin percentage increased to 45.4% from 41.0% in the year-ago quarter reflecting a favorable mix of product sales.

OPERATING EXPENSES - THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

Selling, general and administrative expenses as a percentage of revenues were 21.7% for the quarter compared with 22.1% for the same quarter in 1997.

Selling, general and administrative expenses increased $162 million, or 11.5% compared with the same year-ago quarter. This increase was attributed to an increase in sales volume, investment in growth initiatives, the implementation of SAP, an integrated software platform for information systems, and the increase in amortization expense associated with goodwill and existing technology. Amortization expense associated with goodwill and existing technology was $39 million for the quarter, an increase of $31 million from the year-ago quarter.

Research and development expenses represented 13.1% of revenues for the quarter compared with 12.9% of revenues for the same quarter of 1997.

Research and development expenses increased $131 million during the quarter compared with the same year-ago quarter. This was primarily due to increased expenditures in support of wireless, data networking, optical networking and switching and access.

The purchased in-process research and development expenses for the quarter were $668 million. Included were charges of $620 million associated with the acquisition of Yurie and $48 million associated with the acquisition of Optimay.

OTHER INCOME(EXPENSE), INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

Other income(expense)-net decreased $48 million to an expense of $7 million for the quarter compared with the same quarter in 1997. The decrease was due to changes in net equity losses from investments.

Interest expense for the quarter increased $2 million to $79 million compared with the same quarter in 1997.

The effective income tax rate for the 1998 quarter was significantly impacted by the write-off of non-tax deductible purchased in-process research and development expenses associated with the acquisitions of Yurie and Optimay. Excluding the impact of the purchased in-process research and development expenses associated with the Yurie and Optimay acquisitions, the effective income tax rate was 36.0% compared with 38.1% in the same quarter of 1997. This decrease was primarily due to the tax impact of foreign activity.

 17                                                          Form 10-Q - Part I

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVENUES - NINE MONTHS ENDED JUNE 30, 1998 VERSUS NINE MONTHS ENDED JUNE 30,
1997

Total revenues increased to $22,109 million, or 13.8% compared with the same nine month period in 1997, primarily due to increases in sales from Systems for Network Operators, Business Communications Systems and Microelectronic Products. The overall revenue growth was impacted by the elimination of the Consumer Products sales as a component of total revenue as well as lower revenues from Other Systems and Products. The decline in Other Systems and Products was due primarily to the sale of Lucent's ATS in October 1997 and Custom Manufacturing Services ("CMS") businesses in December 1996. Revenue growth was driven by sales increases globally. For the nine month period, sales within the United States grew 13.2% compared with the same period in 1997 and sales outside the United States increased 15.7% compared with the same period in 1997.

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the nine months ended June 30, 1998 and 1997:

                                                       Nine Months
                                                          Ended
                                                         June 30,
  Dollars in Millions                       --------------------------------
                                                 1998            1997
                                               -------         -------
Systems for Network Operators........         $ 14,005   63%  $ 11,735   60%
Business Communications Systems......            5,655   26      4,600   24
Microelectronic Products.............            2,216   10      1,973   10
Consumer Products....................                -    -        697    4
Other Systems and Products...........              233    1        422    2
Total................................         $ 22,109  100%  $ 19,427  100%

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $2,270 million, or 19.3% compared with the same nine month period in 1997. The increase resulted from higher sales of switching and wireless systems with associated software, optical networking systems, professional services, data networking systems for service providers including those provided by recently-acquired Livingston. Demand for those products was driven in part by second line subscriber growth in businesses and residences for Internet services and data traffic.

Revenues from Systems for Network Operators in the United States increased by 22.5% over the year-ago nine month period. The revenue increase in the United States was led by sales to RBOC's, competitive local exchange carriers, wireless service providers and long distance carriers. Revenues generated outside the United States for 1998 increased 10.2% compared with the same nine month period in 1997 due to revenue growth in the Caribbean/Latin America, Europe/Middle East/Africa, and Canada regions. Revenues generated outside the United States represented 23.6% of revenues for 1998 compared with 25.5% in same nine month period of 1997.

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $1,055 million, or 22.9% compared with the same nine month period in 1997. This increase was led by sales of messaging systems, including systems provided by recently-acquired Octel, SYSTIMAX(R) structured cabling, enterprise data networking systems and services. Revenues generated outside the United States increased by 49.9%, due to growth in all major international regions. Revenues generated outside the United States represented 18.5% of the revenues for 1998 compared with 15.2% in the same nine month period of 1997. For 1998, sales within the United States increased 18.1% compared with the same nine month period of 1997.



--------------------------------------
(R)  Registered trademark of Lucent

 18                                                          Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from MICROELECTRONIC PRODUCTS increased $243 million, or 12.3% for 1998 compared with the same nine month period in 1997 due to higher sales of customized chips for computing and communications, including components for wireless telephones, local area networks, power systems, optoelectronic components, data networking, high-end computer workstations and the licensing of intellectual property. Sales within the United States increased 18.5% compared with the same period in 1997, led by sales to OEMs. Revenues generated outside the United States increased 6.6% compared with the same period in 1997. The growth in revenues generated outside the United States was driven by sales in the Europe/Middle East/Africa and Caribbean/Latin America regions. Revenues generated outside the United States represented 49.5% of sales compared with 52.1% for the same nine month period of 1997.

On October 1, 1997, Lucent contributed its CONSUMER PRODUCTS unit to PCC. Lucent has an equity interest of 40% in PCC.

Revenues from sales of OTHER SYSTEMS AND PRODUCTS decreased $189 million, or 44.8% compared with the same quarter in 1997. The reduction in revenues was primarily due to the sale of Lucent's ATS and CMS businesses.

COSTS AND GROSS MARGIN - NINE MONTHS ENDED JUNE 30, 1998 VERSUS NINE MONTHS ENDED JUNE 30, 1997

Total costs increased $884 million, or 8.0% compared with the same nine month period in 1997 due to the increase in sales volume. Gross margin percentage increased to 46.2% from 43.3% in the year-ago period. The increase in gross margin percentage for the current nine months was due to overall favorable mix of higher margin product sales.

OPERATING EXPENSES - NINE MONTHS ENDED JUNE 30, 1998 VERSUS NINE MONTHS ENDED JUNE 30, 1997

Selling, general and administrative expenses as a percentage of revenues were 20.8% for 1998, a decrease of 0.6 percentage points from the same period in 1997.

Selling, general and administrative expenses increased $458 million, or 11.0% compared with the same period in 1997. This increase is attributed to the higher sales volume, investment in growth initiatives as well as the implementation of SAP, an integrated software platform, and the increase in amortization expense associated with goodwill and existing technology. Amortization expense associated with goodwill and existing technology was $95 million for the nine months ended June 30, 1998, an increase of $70 million from the same year-ago period. These increases were offset by the reversal of $56 million of 1995 business restructuring charges. In addition, the 1997 period included a $69 million reversal of 1995 business restructuring charges.

Research and development expenses represented 12.2% of revenues for the period as compared with 11.3% of revenues from the same period in 1997.

Research and development expenses increased $517 million compared with the same period in 1997. This was primarily due to increased expenditures in support of wireless, data networking, optical networking, switching and access and microelectronic products.

The purchased in-process research and development expenses for 1998 were $1,252 million reflecting the charges associated with the acquisitions of Livingston, Prominet, Yurie and Optimay compared with $79 million related to the acquisition of Agile Networks, Inc ("Agile"). for the same period in 1997.

 19                                                          Form 10-Q - Part I

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - NINE MONTHS ENDED JUNE 30, 1998 VERSUS NINE MONTHS ENDED JUNE 30, 1997

Other income -- net increased $113 million for 1998 compared with the same period in 1997. This increase was primarily due to the pre-tax gain of $149 million associated with the sale of Lucent's ATS business partially offset by increased net losses associated with Lucent's equity investments.

Interest expense was $232 million for the first nine months of 1998, a decrease of $1 million compared with the same period in 1997.

The effective income tax rate of 63.9% for 1998 increased from the effective income tax rate of 38.5% in the same year-ago period. The increase was due to the write-off of non-tax deductible purchased in-process research and development expenses associated with the acquisitions of Livingston, Prominet, Yurie and Optimay. Excluding the impact of the purchased in-process research and development expenses associated with these acquisitions, the effective income tax rate was 36.0% for 1998. This decrease was primarily due to the tax impact of foreign activity.

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets increased $1,468 million, or 6.2%, from fiscal year-end 1997. This increase was primarily due to an increase in other assets of $863 million. The increase in other assets was largely due to the increase in equity investments as a result of Lucent's contribution of its Consumer Products business to PCC as well as the increase in goodwill and existing technology associated with the Livingston, Prominet, Yurie and Optimay acquisitions.

Total liabilities decreased $67 million, or 0.3% from fiscal year-end 1997. This decrease was largely due to the reduction of accounts payable and the reduction in commercial paper.

Working capital, defined as current assets less current liabilities, increased $1,346 million from fiscal year-end 1997 primarily resulting from the increase in accounts receivable, contracts in process and current deferred taxes-net and the reduction in accounts payable and cash. The decrease in cash and cash equivalents was largely due to the acquisitions of Yurie and Optimay, partially offset by the sale and repayment of customer loans.

Lucent expects that, from time to time, outstanding commercial paper balances may be replaced with short- or long-term borrowings as market conditions permit. At June 30, 1998, Lucent maintained approximately $5,000 million in credit facilities of which a portion is used to support Lucent's commercial paper program. At June 30, 1998, approximately $4,900 million was unused. Future financings will be arranged to meet Lucent's requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions. Lucent anticipates that borrowings under its bank credit facilities, the issuance of additional commercial paper, cash generated from operations and short- and long-term debt financings will be adequate to satisfy its future cash requirements, although there can be no assurance that this will be the case.

Lucent plans to pay for the proposed acquisitions of LANNET, SDX, and JNA from its general funds which consist of cash from operations and proceeds from short-term borrowings.

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

In May 1997, under the $1,800 million credit facility provided by Lucent to Sprint PCS, Lucent closed transactions to lay off $500 million of loans and undrawn commitments and $300 million of undrawn commitments to a group of institutional investors and Sprint Corporation (a partner in Sprint PCS), respectively. As of June 30, 1998, all of these commitments were drawn down by Sprint PCS. On June 8, 1998, Lucent sold $645 million of loans in a private sale. As of June 30, 1998, Lucent has $369 million of undrawn commitments and $62 million of drawn loans.

As part of the revenue recognition process, Lucent has assessed the collectibility of the accounts receivable relating to the Sprint PCS purchase contract in light of its financing commitment to Sprint PCS. Lucent has determined that the receivables under the contract are reasonably assured of collection based on various factors among which was the ability of Lucent to sell the loans and commitments without recourse. Lucent intends to continue pursuing opportunities for the sale of the $62 million of loans, and the future loans and commitments to Sprint PCS.

In addition, as of June 30, 1998, Lucent had made commitments or entered into an agreement to extend credit of up to an aggregate of approximately $1,200 million to five other PCS or wireless network operators for possible future sales. As of June 30, 1998, $16 million had been advanced under two of these arrangements. Lucent has provided, or proposed or committed to provide, financing where appropriate for its business, in addition to the above arrangements. The ability of Lucent to arrange or provide financing for network operators will depend on a number of factors, including Lucent's capital structure and level of available credit.

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

-------------------------
*Sprint Spectrum is a service mark of Sprint Communications Company, LP.

 21                                                         Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Lucent manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost effective manner, Lucent, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. Lucent had no material interest rate swap agreements in effect as of June 30, 1998 and September 30, 1997. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future.

CASH FLOWS

Cash provided by operating activities for the nine months ended June 30, 1998 was $1,461 million compared with $867 million in the same year-ago period. This growth was due to the increased change in payroll and benefit related liabilities and in accrued income taxes, offset by the increase in accounts receivable.

Cash payments of $45 million and $135 million were made for the three month and nine month periods ended June 30, 1998, respectively, for the business restructuring charge recorded in the quarter ended December 31, 1995. Of the 23,000 positions that Lucent announced it would eliminate in connection with the restructuring charges, approximately 19,800 positions have been eliminated as of June 30, 1998.

Comparing the nine months ended June 30, 1998 and 1997, cash used in investing activities increased to $1,977 million from $1,125 million primarily due to the cash used in acquisitions of Yurie and Optimay in 1998. The acquisitions of Livingston and Prominet in fiscal 1998 were completed through the issuance of stock and options and did not require the use of cash. Lucent disposed of its ATS business in 1998. During the nine months ended June 30, 1997, Lucent acquired Agile and disposed of its interconnect products and custom manufacturing services businesses.

Capital expenditures were $1,006 million and $1,088 million for the nine month periods ended June 30, 1998 and 1997, respectively. Capital expenditures relate to expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity, and expenditures for cost reduction efforts and international growth.

Cash provided by financing activities for the nine months ended June 30, 1998 was $328 million compared with $499 million used in financing activities in the same period a year-ago. This increase in cash provided by financing activities was due to lower paydowns of short-term borrowings compared with the prior period and increased issuances of long-term debt and common stock.

 22                                                          Form 10-Q - Part I

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The ratio of total debt to total capital (debt plus equity) was 46.8% at June 30, 1998 compared to 55.4% on at September 30, 1997.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site which ranges from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements in respect to environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital and other expenditures that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any amounts of environmental costs that may be incurred in excess of those provided for at June 30, 1998 cannot be determined.

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

Future Factors include increasing price and product/services competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost effective basis; the mix of products/services; the achievement of lower costs and expenses; the outcome and impact of Year 2000; domestic and foreign governmental and public policy changes which may affect the level of new investments and purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in increasing use of large, multi-year contracts; the cyclical nature of the Company's business; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other Future Factors.

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

 24                                                           Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Reliance on Major Customers:
See discussion above under KEY BUSINESS CHALLENGES.

Readiness for Year 2000:
Lucent has taken actions to assess the nature and extent of the work required to make its systems, products, factories and infrastructure Year 2000 ready. Lucent began work several years ago to prepare its products and its financial, information and other computer-based systems for the Year 2000. Lucent is working toward making its internal information technology and manufacturing infrastructure Year 2000 ready, including replacing or updating existing legacy systems as needed. Additionally, Lucent is engaged in the process of evaluating the Year 2000 readiness of suppliers. Where Lucent determines that critical suppliers are not Year 2000 ready, Lucent will monitor their progress and take appropriate actions. Based on current progress and future plans, Lucent believes that the Year 2000 date change will not significantly affect Lucent's ability to deliver products and services to its customers on a timely basis.

Lucent also has committed resources to make its current product offerings Year 2000 ready, as well as to provide evolution paths for its customers who have non-Year 2000 ready equipment. Lucent has different product lines with different customer groups. As a result, Lucent has established Year 2000 program offices in each of its principal product groups. These program offices identify non-Year 2000 ready products and develop evolution strategies that include the upgrade of some products and the replacement of others. In addition, these program offices support Lucent's customer teams, who are working with their customers to develop customer-specific Year 2000 solutions. Lucent also conducts tests to understand the functional impact of the Year 2000 date change on many of its products that are currently not Year 2000 ready. Lucent is sharing this impact information with its customers. Effective communication and coordination are important to minimizing the impact of the Year 2000 on Lucent's customers. Lucent is working with its customers to understand the customer's installed product base of Lucent products, provide relevant product information, jointly develop a strategy for migrating the customer as appropriate, and provide other support.

Lucent believes it is taking the necessary steps to resolve Year 2000 issues, however, given the uncertain consequences of failure to resolve significant Year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on Lucent. Lucent continues to evaluate the estimated costs associated with the efforts to prepare for Year 2000 based on actual experience. While the efforts will involve additional costs, Lucent believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects. The actual outcomes and results could be affected by Future Factors including, but not limited to, the continued availability of skilled personnel, cost control, the ability to locate and remediate software code problems, critical suppliers and subcontractors meeting their commitments to be Year 2000 ready, and timely actions by customers.

 25                                                           Form 10-Q - Part I

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

European Monetary Union - Euro:
On January 1, 1999, several member countries of the European Union will establish fixed conversion rates between their existing sovereign currencies, and adopt the Euro as their new common legal currency. As of that date, the Euro will trade on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002.

During the transition period, cash-less payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

The Euro conversion may affect cross-border competition by creating cross-border price transparency. Lucent is assessing its pricing/marketing strategy in order to insure that it remains competitive in a broader European market. Lucent is also assessing its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies, and reviewing whether certain existing contracts will need to be modified. Lucent's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. Final accounting, tax and governmental legal and regulatory guidance is not available. Lucent will continue to evaluate issues involving introduction of the Euro. Based on current information and Lucent's current assessment, Lucent does not expect that the Euro conversion will have a material adverse effect on its business or financial condition.

Employee Relations:
On June 30, 1998, Lucent employed approximately 136,000 persons, of whom 79.6% were located in the United States. Of these domestic employees, 40.0% are represented by unions, primarily the Communications Workers of America ("CWA")and the International Brotherhood of Electrical Workers ("IBEW"). Lucent has concluded new five year agreements with the CWA and IBEW expiring May 31, 2003.

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

Legal Proceedings and Environmental:
See discussion above in Note 6 - COMMITMENTS AND CONTINGENCIES.

RECENT PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. Lucent will designate each derivative as belonging to one of several possible categories, based on the character of the underlying item that is being hedged. The accounting treatment of each derivative and the related hedge will depend on the category to which the derivative belongs. SFAS 133 generally provides for matching the timing of income recognition for the derivative with the timing of income recognition for the underlying item being hedged. SFAS 133 will be effective for Lucent no later than the quarter ending December 31, 1999. SFAS 133 may not be applied retroactively to financial statements of prior periods. SFAS 133 is not expected to have a material impact on Lucent's consolidated results of operations, financial position, and cash flows. Lucent's business practices and operating environment are not expected to be materially affected by SFAS 133.

 27                                                          Form 10-Q - Part II

                      Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit Number

     (12)              Computation of Ratio of Earnings to Fixed Charges

     (27)              Financial Data Schedule


(b) Reports on Form 8-K:

     Not applicable

 28                                                          Form 10-Q




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            Lucent Technologies Inc.









Date August 13, 1998



                          By James S. Lusk
                          Vice President and Controller
                         (Principal Accounting Officer)