Form 10-K
period 1998-09-30
LUCENT TECHNOLOGIES INC
filed 1998-12-22
CIK 1006240

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At November 30, 1998, the aggregate market value of the voting stock held by non-affiliates was approximately $113,500,000,000.

     At November 30, 1998, 1,318,615,011 common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's annual report to security holders for the fiscal year ended September 30, 1998 (Part II)

     (2) Portions of the registrant's definitive proxy statement dated December 22, 1998, issued in connection with the annual meeting of shareholders (Part
III)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SCHEDULE A

     Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                     EXCHANGE ON WHICH REGISTERED
-------------------                     ----------------------------
Common Stock (Par Value $.01 Per        New York Stock Exchange
  Share)
6.90% Notes due July 15, 2001           New York Stock Exchange
7.25% Notes due July 15, 2006           New York Stock Exchange
6.50% Debentures due January 15,        New York Stock Exchange
  2028
5.50% Notes due November 15, 2008       New York Stock Exchange

                               TABLE OF CONTENTS

ITEM  DESCRIPTION                                                   PAGE
----  -----------                                                   ----
                                 PART I
 1.   Business....................................................    3
 2.   Properties..................................................   22
 3.   Legal Proceedings...........................................   22
 4.   Submission of Matters to a Vote of Security-Holders.........   22
                                PART II
 5.   Market for Registrant's Common Equity and Related              22
      Stockholder Matters.........................................
 6.   Selected Financial Data.....................................   22
 7.   Management's Discussion and Analysis of Financial Condition    22
      and Results of Operations...................................
 8.   Financial Statements and Supplementary Data.................   22
 9.   Changes in and Disagreements with Accountants on Accounting    22
      and Financial Disclosure....................................
                                PART III
10.   Directors and Executive Officers of the Registrant..........   23
11.   Executive Compensation......................................   23
12.   Security Ownership of Certain Beneficial Owners and            23
      Management..................................................
13.   Certain Relationships and Related Transactions..............   23
                                PART IV
14.   Exhibits, Financial Statement Schedules, and Reports on Form   24
      8-K.........................................................

This Report contains trademarks, service marks and registered marks of the Company and its subsidiaries, and other companies, as indicated.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Lucent Technologies Inc. ("Lucent" or the "Company") was incorporated in Delaware in November 1995. The Company has its principal executive offices at 600 Mountain Avenue, Murray Hill, New Jersey 07974 (telephone number 908-582-8500). Lucent was formed from the systems and technology units that were formerly part of AT&T Corp., including the research and development capabilities of Bell Laboratories. Prior to February 1, 1996, AT&T conducted Lucent's original business through various divisions and subsidiaries. On February 1, 1996, AT&T began executing its decision to separate Lucent into a stand-alone company (the "Separation") by transferring to Lucent the assets and liabilities related to its business. In April 1996, Lucent completed the initial public offering of its common stock ("IPO") and on September 30, 1996, became independent of AT&T when AT&T distributed to its shareowners all of its Lucent shares.

     As used herein, references to the "Company" or "Lucent" include the historical operating results and activities of the business and operations transferred to the Company in the Separation.

     In 1996, the Company changed its fiscal year to begin October 1 and end September 30, and reported audited financial results for a short fiscal period beginning January 1, 1996 and ending September 30, 1996. Accordingly, unless the context otherwise requires, references herein to "fiscal 1996" or similar terms mean the nine-month period January 1, 1996 through September 30, 1996 and references to 1998 or this year refer to the fiscal year ended September 30, 1998.

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

     The communications industry is undergoing a revolution driven by technology, global changes in government regulation, the needs of service providers and enterprises, and customer demand. Communications technology is moving from voice networking to data networking, and from circuit switching to packet switching. This revolution is bringing about a convergence of voice and data, wired and wireless, optical and electronic, audio and video, and the Internet.

SYSTEMS FOR NETWORK OPERATORS

     The Company designs, develops, manufactures and services systems and software which enable network operators and other service providers (together referred to as "service providers"), to provide wireline and wireless access, local, long distance and international voice, data and video services and cable television service. The Company's networks, which include switching, transmission and cable systems, are packaged and customized with application software, operations support systems and associated professional services.

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

     The Company has a wireline local access installed base (the number of access lines serviced by switches manufactured by the Company) of approximately 120 million lines. The Company's primary switching products are the 5ESS(R) switch for local and long distance switching and international gateways and the 4ESS(TM) Digital Switch for long distance and international switching.

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

     The Company has announced new products, with expected 1999 deliveries, to address the convergence of voice and data in the network including the AnyMedia FAST Access System which provides both narrowband and wideband services, and the PacketStar(TM) Gateway Solution for converged voice/data networks. The AnyMedia Fast Access System can be deployed throughout the world to provide low cost telephony and ATM-based broadband services. The AnyMedia FAST Access System will deliver more bandwidth to the subscriber. The PacketStar Gateway Solution provides a single virtual transport system to interconnect voice capable edge elements and to implement both toll and tandem voice feature sets for both data and voice applications. The key elements of the PacketStar Gateway Solution include the PacketStar Voice Gateway to combine voice traffic on a data network; the PacketStar Connection Gateway which provides interface and connection management, and the PacketStar Feature Server which provides call services in a converged voice/data network.

     The Company designs, develops, manufactures and services a broad range of transmission access and transport systems. Network operators use these systems to transport any combination of voice, data and video between subscribers and the central office or between points within a network engaged in local, national or international communications.

     Most transmission systems currently comply with one of two similar standards designed to promote the implementation of maximum transmission capacity with the greatest simplicity and lowest cost for network operators. The Synchronous Optical Network ("SONET") standard has been widely adopted in North America. The Synchronized Digital Hierarchy ("SDH") predominates throughout the rest of the world. The Company markets systems supporting both standards.

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

     The Company's transmission transport systems are utilized for high capacity communications between points within a communications network. Many of these products are primarily digital and provide for the movement of any combination of voice, data, and video across fiber, coaxial and microwave based media. The

Company's products include fiber transport systems (FT 2000), digital multiplexer systems (DDM 2000) and digital access and cross connect systems (DACS family of products).

     In 1998, Lucent announced the Wavestar(TM) OLS 400G system, which combines up to 80 optical channels over a single fiber as well as the Wavestar Bandwidth Manager, which routes voice, Asynchronous Transfer Mode ("ATM"), Internet protocol and video traffic using significantly less equipment and space.

     The Company offers data networking intelligent switching products such as its PacketStar(TM) ATM Core Switch and application systems such as its PacketStar Internet Telephony System.

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

     The Company has introduced products to address the growing demand for emerging broadband multifunctional services which permit the simultaneous transmission of any combination of voice, data and video, such as its high capacity switching product ATM, the GLOBEVIEW(R)-2000 Broadband System.

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

     The Company also supplies fiber optic cable systems, high strength, high performance fiber for underseas cablers and outside plant turn-key systems, which are generally large capital projects in emerging markets for the engineering and construction of telecommunications infrastructure. The Company's TRUEWAVE(R) optical fiber enables network operators to reduce their costs by increasing the distance between optical amplifiers.

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

     In addition, the Company designs, develops, manufactures and services fixed wireless access systems. The Company offers the AIRLOOP(R) Wireless Local Loop system, which utilizes CDMA technology, as well as systems based on the DECT (digital enhanced cordless telephone) standard. Both systems enable service providers to expand their networks in markets where traditional wireline systems are not cost justified and to provide telephone services as an alternative to traditional network operators.

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

     During fiscal year 1998, Lucent acquired Livingston Enterprises, Inc., Yurie Systems, Inc., JNA Telecommunications Limited and MassMedia Communications Inc. Livingston and Yurie develop and provide remote access and ATM technologies which increase Lucent's data networking product offerings to network operators. JNA, an Australia based manufacturer and system integrator, gives Lucent added sales and support capabilities and technology in the Asia/Pacific region. MassMedia, a developer of next-generation network interoperability software will add enhanced voice, data and video internetworking capabilities to Lucent's data networking portfolio.

  Markets

     The principal customers for the Company's systems are network operators that provide wireline and wireless local, long distance and international telecommunications services, including local, long distance and international telecommunications companies, cable television companies and internet service providers. The Company's systems for network operators are installed to expand the capacity and features offered by existing networks, to replace older technology in existing networks and to establish new networks for entrants into deregulated or previously unserved markets. See "Outlook -- Reliance on Major Customers/Multi-Year Contracts."

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

     The Company markets and sells its products worldwide primarily through a direct sales force due to the complexity of these systems. Most of the Company's sales of systems for network operators are made pursuant to general purchase agreements, which establish the terms and conditions and provide for price determination to be made on a contract bid basis. In addition, certain of the large infrastructure projects are conducted under long-term, fixed-price contracts. See "Outlook -- Reliance on Major Customers/Multi-Year Contracts" and "-- Seasonality."

     As a result of the increased complexity of systems for network operators and the high cost of developing and maintaining in-house expertise, network operators typically demand complete, integrated and turn-key projects. Network operators increasingly are seeking overall network or systems solutions that require an increased software content which would enable them to deploy rapidly new and differentiable services. In response, the Company has formed an organization focused on turn-key network engineering projects for both public and private sector customers. The Company markets integrated solutions for the project, and engineers, designs and installs the network, including equipment and software manufactured by both the Company and third parties.

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

  Competition

     The Company believes that its key competitive factors are its broad product line, large installed base, relationship with key customers, technological expertise and new product development capabilities. The Company's primary competitors in the market for telecommunications systems are four very large European and North American companies which have substantial technological and financial resources and which offer similar broad product catalogs. These competitors are Alcatel Alsthom, Northern Telecom Limited, Siemens AG and Telefonaktiebolaget LM Ericsson ("Ericsson"). In 1997, the Company and these four competitors collectively accounted for about 40% of the world's public network systems sales, with the Company's sales accounting for about 10% of world sales.

     In addition, in all of the Company's product areas, the Company faces significant competition from other companies which do business in one or a number of such product areas. For example, in wireless systems, Northern Telecom Limited, Telefonaktiebolaget LM Ericsson, Motorola, Inc. and Nokia Corporation, which are very large companies with substantial technological and financial resources, are significant competitors. In transmission and cable systems, competition in the markets includes hundreds of smaller competitors. The Company is also encountering competition from companies that design and manufacture data network equipment such as Cisco Systems Inc.

BUSINESS COMMUNICATIONS SYSTEMS

     The Company designs, develops, manufactures and services communications systems and products for large and small business customers, home offices and government agencies. The Company's business communications systems can be upgraded regularly with new software releases, support local and wide area voice and data networking and are often integral components of global enterprise networks. The Company's systems primarily are customer premises-based private switching systems and products, call center systems, voice processing systems, which include voice messaging and voice response systems, and the associated application software and professional support services. In addition, the Company has begun to participate in the emerging multi-media products business. The Company serves over 1.4 million business locations in the United States and approximately 100,000 business locations in over 90 other countries.

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

     The Company's messaging and response systems store and forward voice, data and images and conduct initial call processing, which integrates PBX and computer functions. In addition, the Company is a technological leader in the development of speech recognition algorithms, which have been incorporated into both public and private call processing applications, such as operator services. The Company's principal systems include the INTUITY(TM), AUDIX(R) and DEFINITY(R) voice messaging systems and Octel Messaging Division systems, for use with the Company's or a competitor's PBX; INTUITY(TM) CONVERSANT(R), a multi-lingual interactive voice response system which can recognize speech in nine languages/dialects; and the INTUITY Multimedia Messaging System, a system that combines voice messaging and voice-response technology into a single desktop application.

     In September 1997, the Company acquired Octel Communications Corporation, a provider and developer of voice, fax and electronic messaging technologies that complement those offered by the Company. Octel's enterprise voice mail products, including unified messaging, work behind almost all types and models of PBX, central office and wireless switches and can be networked together.

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

     In September 1997, the Company introduced an enhanced portfolio of intelligent switching, access and network management products to improve data network performance. In addition, the Company introduced DEFINITY ATM to meet customer demand for voice-over-ATM solutions. In 1998, the Company acquired Prominet Corporation, a developer of Gigabit Ethernet networking technologies, SDX Business Systems plc, a United Kingdom provider of business communication servers and LANNET, an Israeli based networking company. Prominet enables Lucent to incorporate switching and data networking applications into its private branch exchange product lines. SDX and LANNET provide sales and distribution channels for Lucent products in Europe, Africa and Asia.

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

  Competition

     The Company considers its working relationships with its customers and knowledge of their individual business needs to be important competitive factors. The Company competes principally with three other large companies with substantial technological and financial resources in the sale of business communication systems. These competitors are Alcatel Alsthom, Northern Telecom Limited and Siemens AG. Together with the Company, in 1997 these competitors accounted for approximately 42% of the sales of business communications systems globally, with the Company accounting for approximately 9%. In addition, as the market transforms to multimedia systems, the Company is starting to encounter competition from companies that design and manufacture data network equipment.

     The Company believes that key competitive factors in this market are service support, the ability to upgrade existing systems for new applications, price and reliability.

MICROELECTRONICS PRODUCTS

     The Company designs, manufactures and sells integrated circuits ("ICs"), electronic power systems and optoelectronic components for communications and computer applications. The Company supplies these components to manufacturers of communications systems and computers and also provides these components for many of the Company's own systems and products. The Company offers products in several IC product areas critical to communications applications, including digital signal processors ("DSPs") for digital cellular phones and modems and standard-cell application specific integrated circuits ("ASICs").

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

     The Company designs, develops and manufactures optoelectronic products which convert electricity to light (emitters) and light to electricity (detectors), thereby facilitating optical transmission of information. These products include semiconductor lasers, photodetectors, integrated transmitters and receivers, and advanced-technology erbium-doped fiber amplifiers. The Company provides these products worldwide to manufacturers serving the telecommunications, cable television and network computing markets. Optoelectronic products extend the transmission capacity of fiber to meet the requirements of such applications as internet access video-on-demand, interactive video, teleconferencing, image transmission and remote database searching. The Company markets a number of advanced products, including critical optoelectronic components that support telecommunication transmission; long-wavelength optical data modules for data networking; and analog lasers for use in cable television fiber optic transmission. The Company believes that its optoelectronic products have higher photonics reliability than those of its competitors due to their low field failure rate and the Company's evaluation methodologies in manufacturing that allow the detection and elimination of early failures.

     The Company and Motorola have established a joint development center to design architectures and circuit implementations (cores) for future DSP products. In addition, the Company and Furukawa Electric Co. Ltd. have formed a partnership between two of their subsidiaries to manufacture optoelectronic components. The Company also is part of the DTV team currently consisting of the Company, Microsoft Corporation, Intel Corporation and Compaq Computer Corporation, which is an informal arrangement with the objective of accelerating the development of digital broadcast technology. In 1998, Lucent acquired Optimay GmbH, a German developer of software and chip sets for GSM cellular phones. Also in 1998, the Company made an equity investment in Chip Express Corporation, a developer of programmable logic ICs that enable quick delivery of products for their customers.

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

     Since 1995, the Company has also introduced a succession of GSM hardware platforms based upon a highly integrated multiple-chip design for digital cellular phones that performs all the key handset functions between the microphone and the antenna in both voice and data services. The Company also sells the associated software product elements necessary to support the GSM standard.

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

     The Company believes that key competitive factors in the microelectronics marketplace are the early involvement in customers' future applications requirements, the speed of product and technological innova-tion, price, customer service, and manufacturing capacity. Other important competitive factors include quality, reliability and local manufacturing presence.

OTHER SYSTEMS AND PRODUCTS

     Other systems and products include products, services and integrated solutions provided to the United States Government for military and civilian use.

     In October 1997, the Company sold its Advanced Technology Systems ("ATS") unit. ATS designed and manufactured custom defense systems for the United States government. The Company sold its subsidiary, Paradyne, which designed and manufactured modems and other data communications equipment, in July 1996, and in December 1996 sold its Custom Manufacturing Services business.

BELL LABORATORIES

     The Company has been and will continue to be supported by the technological expertise provided by Bell Labs, one of the world's foremost industrial research and development organizations. Bell Labs provides support for the businesses of the Company and conducts basic research. Bell Labs has made significant discoveries and advances in communications science and technology, software design and engineering, and networking. These contributions include the invention of the transistor and the design and development of ICs and many types of lasers. Areas of Bell Labs research and development work in recent years include: networking software; data networking; lightwave transmission, especially the wavelength division multiplexing systems which offer greater transmission capacity than other transmission systems; electronic switching technology, which enables rapid call processing, increased reliability and reduced network costs; and microelectronics components, which bring the latest advantages of very large scale integration to the full range of products offered by the Company. Bell Labs' research and development activities continue to focus on the core technologies critical to the Company's success, which are software, network design and engineering, microelectronics, photonics, data networking and wireless/cellular.

     Bell Labs is a leader in software research, development and engineering for communications applications. For example, its innovations in fault-tolerant software have enabled the Company to achieve a level of system reliability with off-the-shelf commercial processors that allows the Company to reduce its reliance on custom microprocessors.

     Bell Labs has contributed many innovations in voice quality, is a leader in the development of digital signal processing, and has developed a number of innovative algorithms for high-quality speech and audio. These innovations have contributed to the Company's implementation of speech processing applications which include text-to-speech synthesis, speech recognition and automatic translation of speech from one language to another. They are used in many of the Company's products, including the elemedia(R) products for Internet applications and are sold to outside customers.

     Bell Labs also has led in the development of software-based networking technologies that support the Company's systems and products. Recently, it has developed systems for digital cellular, PCS, mobile computing and wireless LANs, and its research in ATM led to the Company's offering of the first large ATM switch in 1993. Bell Lab's technology has allowed the recent introduction of data networking products such as the Internet Telephony Server SP, PacketStar IP switch, PacketStar IP Services platform and the Wavestar(TM) 400G high capacity WDM optical networking system.

     Similarly, Bell Labs' advances extend to the microlasers used in today's broadband multifunctional transmission systems, and to today's optical amplifiers and TRUEWAVE fiber. Current photonic research includes work on passive optical networks, photonic switching and quantum wire lasers.

RECENT DEVELOPMENT

     On October 1, 1997, Lucent contributed its Consumer Products business to a new venture formed by Lucent and Philips Electronics N.V. ("Philips") in exchange for 40% ownership of the venture. The venture, Philips Consumer Communications ("PCC"), was formed to create a worldwide provider of personal communications products. On October 22, 1998, Lucent and Philips announced their intention to end the venture in PCC. It is expected that Lucent and Philips will each regain control of the original businesses they contributed to the venture. Lucent plans to sell or close its portions of PCC.

BACKLOG

     The Company's backlog, calculated as the aggregate of the sales price of orders received from customers less revenue recognized, was approximately $9,856 million and $12,141 million on September 30, 1998 and 1997, respectively. The decrease in backlog is due to completion of a majority of the milestones related to the Sprint Spectrum Holding LP ("Sprint PCS") purchase contract referred to under Outlook -- Future Capital Requirements below and a large long-term contract with the Ministry of Post and Telecommunications of Saudi Arabia. Approximately $3,400 million of the orders included in the September 30, 1998 backlog are scheduled for delivery after September 30, 1999. However, all orders are subject to possible rescheduling by customers. Although the Company believes that the orders included in the backlog are firm, some orders may be canceled by the customer without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes that it is in the Company's best interest to do so. About $3,900 million of the amount at September 30, 1998 is under large, multi-year contracts of which about $3,000 million is scheduled for delivery after September 30, 1999 and is included in the $3,400 million referred to above. Of the $3,900 million under large, long-term contracts, the majority of the amount is with the Ministry of Post and Telecommunications of Saudi Arabia which require annual appropriations by the Saudi Arabian government.

SOURCES AND AVAILABILITY OF MATERIALS

     The Company makes significant purchases of electronic components, copper, glass, silicon, and other materials and components from many domestic and foreign sources. The Company has been able to obtain sufficient materials and components from sources around the world to meet its needs. The Company also develops and maintains alternative sources for essential materials and components. Occasionally, additional inventories of specific components are maintained to minimize the effects of potential shortages. The Company does not have a concentration of sources of supply of materials, labor or services that, if suddenly eliminated, could severely impact its operations. See also
Outlook -- Readiness for Year 2000.

PATENTS AND TRADEMARKS

     From October 1, 1997 to September 30, 1998, the Company was issued 917 patents in the United States and 1,507 in foreign countries. The Company owns approximately 9,260 patents in the United States and 16,426 in foreign countries. These foreign patents are, for the most part, counterparts of the Company's United States patents. Many of the patents owned by the Company are licensed to others and the Company is licensed to use certain patents owned by others. In connection with the Separation, the Company has entered into an extensive cross-licensing agreement with AT&T and NCR Corporation ("NCR"). See "Separation Agreements -- Patent Licenses and Related Matters."

     The Company markets its products primarily under its own name and mark. The Company considers its many trademarks to be valuable assets. Most of its trademarks are registered throughout the world.

OUTLOOK

  Forward Looking Statements

     This Outlook section and other sections of this Form 10-K report contain forward-looking statements, that are based on current expectations, estimates, forecasts and projections about the industries in which Lucent operates, management's beliefs and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Company. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future

Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Future Factors include increasing price and product/services competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; the achievement of lower costs and expenses; the outcome and impact of Year 2000 issues; domestic and foreign governmental and public policy changes which may affect the level of new investments and purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in the increasing use of large, multi-year contracts; the cyclical nature of the Company's business; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other Future Factors.

     For a further description of Future Factors that could cause actual results to differ materially from such forward-looking statements, see the remainder of this Outlook section, including the other sections referred to in this section.

  Competition

     Lucent continues to face significant competition and expects that the level of competition on pricing and product offerings will intensify. Lucent expects that new competitors will enter its markets as a result of the trend toward global expansion by foreign and domestic competitors as well as continued changes in technology and public policy. These competitors may include entrants from the telecommunications, software, data networking and semiconductor industries. Existing competitors have, and new competitors may have, strong financial capability, technological expertise, well-recognized brand names and a global presence. Such competitors may include Alcatel Alsthom, Cisco Systems, Inc., Ericsson, Northern Telecom Limited, and Siemens AG. As a result, Lucent's management periodically assesses market conditions and redirects the Company's resources to meet the challenges of competition. Steps Lucent may take include acquiring or investing in new businesses and ventures, partnering with existing businesses, delivering new technologies, closing and consolidating facilities, disposing of assets, reducing work force levels or withdrawing from markets.

  Dependence on New Product Development

     New product development is being driven by the communications revolution described under GENERAL, above. The markets for the Company's principal products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating communications systems for network operators and business customers. The Company's operating results will depend to a significant extent on its ability to continue to introduce new systems, products, software and services successfully on a timely basis and to reduce costs of existing systems, products, software and services. The success of these and other new offerings is dependent on several factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability, including, in some cases, certification by international and domestic standards-setting bodies.

  Reliance on Major Customer/Multi-Year Contracts

     The purchasing behavior of Lucent's largest customers has increasingly been characterized by the use of fewer, larger contracts. Lucent has significant contracts for the sale of infrastructure systems to network operators which extend over a multi-year period, and expects to enter into similar contracts in the future. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent acceptance criteria, which can also cause revenue recognition delays. Lucent has increasingly provided or arranged long-term financing for customers as a condition to obtain or bid on infrastructure projects. Certain multi-year contracts involve new technologies that may not have been previously deployed on a large-scale commercial basis. On its multi-year contracts, Lucent may incur significant initial cost overruns and losses that are recognized in the quarter in which they become ascertainable. Further, profit estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one quarter. See also discussion below under Future Capital Requirements.

     Lucent has been successful in diversifying its customer base and seeking out new types of customers globally. These new types of customers include competitive access providers, competitive local exchange carriers, wireless service providers, cable television network operators, computer manufacturers and internet service providers.

     Historically, a limited number of customers have provided a substantial portion of Lucent's total revenues. These customers include AT&T, which continues to be a significant customer, as well as other large service providers such as Sprint PCS, and the Regional Bell Operating Companies ("RBOCs"). The loss of any of these customers, or any substantial reduction in orders by any of these customers, could materially adversely affect the Company's operating results.

     In terms of total revenues, the Company's largest customer has been AT&T, although other large customers may purchase more of any particular system or product line. The contribution of AT&T to the Company's total revenues and percentage of total revenues for the two years and nine months ended September 30, 1998, 1997 and 1996 were $3,775 million (12.5%), $3,731 million (14.2%), and
$1,970 million (12.4%), respectively. In addition, sales to seven network operators including AT&T (reduced from 9 in 1996 due to merger), some of which may vary from year to year, constituted approximately 35.4%, 37.5%, and 38% of total revenues in the twelve months ended September 30, 1998, 1997 and 1996, respectively.

  Readiness for Year 2000

     Lucent is engaged in a major effort to minimize the impact of the Year 2000 date change on Lucent's products, information technology systems, facilities and production infrastructure. Lucent has targeted June 30, 1999 for completion of these efforts.

     The Year 2000 challenge is a priority within Lucent at every level of the company. Primary Year 2000 preparedness responsibility rests with program offices which have been established within each of Lucent's product groups and corporate centers. A corporate-wide Lucent Year 2000 Program Office ("LYPO") monitors and reports on the progress of these offices. Each program office has a core of full-time individuals augmented by a much larger group who have been assigned specific Year 2000 responsibilities in addition to their regular assignments. Further, Lucent has engaged third parties to assist in its readiness efforts in certain cases. LYPO has established a methodology to measure, track and report Year 2000 readiness status consisting of five steps: inventory; assessment; remediation; testing and deployment.

     Lucent is completing programs to make its new commercially available products Year 2000 ready and has developed evolution strategies for customers who own non-Year 2000 ready Lucent products. The majority of the upgrades and new products needed to support customer migration are already generally available. By the end of 1998, all but a few of these products are targeted for general availability.

     Lucent has launched extensive efforts to alert customers who have non-Year 2000 ready products, including direct mailings, phone contacts and participation in user and industry groups. Recently, Lucent has set up a Year 2000 website www.lucent.com/y2k that provides Year 2000 product information. Lucent continues to cooperate in the Year 2000 information sharing efforts of the Federal Communications Commission and other governmental bodies.

     Lucent believes it has sufficient resources to provide timely support to its customers that require product migrations or upgrades. However, because this effort is heavily dependent on customer cooperation, Lucent continues to monitor customer response and will take steps to improve customer responsiveness, as necessary. Also, Lucent has begun contingency planning to address potential spikes in demand for customer support resulting from the Year 2000 date change. These plans are targeted for completion by April 30, 1999.

     Lucent has largely completed the inventory and assessment phases of the program with respect to its factories, information systems, and facilities. Approximately, two-thirds of the production elements included in the factory inventory were found to be Year 2000 ready. The factories have commenced the remediation phase of their effort through a combination of product upgrades and replacement. Plans have been developed to facilitate the completion of this work, as well as the related testing and deployment, by June 30, 1999.

     Currently, approximately 60% of Lucent's information technology infrastructure has been determined to be Year 2000 ready and is deployed for use. Approximately, 45% of the applications requiring Year 2000 remediation that are supported by Lucent's information technology group are now Year 2000 ready and have been deployed or are awaiting deployment. LYPO is monitoring the progress of readiness efforts across the Company, with a special emphasis on the early identification of any areas where progress to-date could indicate difficulty in meeting the Company's June 1999 internal readiness target date. Lucent is developing specific contingency plans, as appropriate.

     Lucent is also assessing the Year 2000 readiness of the large number of facilities that it owns or leases world-wide. Priority is being placed on Lucent-owned facilities, leased facilities that Lucent manages and other critical facilities that house large numbers of employees or significant operations. Based on the results of these assessment activities, Lucent plans to complete remediation efforts by March 31, 1999 and complete development of applicable contingency plans by May 31, 1999.

     To ensure the continued delivery of third party products and services, Lucent's procurement organization has analyzed Lucent's supplier base and has sent surveys to approximately 5,000 suppliers. Follow-up efforts have commenced to obtain feedback from critical suppliers. To supplement this effort, Lucent plans to conduct readiness reviews of the Year 2000 status of the suppliers ranked as most critical based on the nature of their relationship with Lucent, the product/service provided and/or the content of their survey responses.

     Almost all of Lucent's suppliers are still deeply engaged in executing their Year 2000 readiness efforts and, as a result, Lucent cannot, at this time, fully evaluate the Year 2000 risks to its supply chain. Lucent will continue to monitor the Year 2000 status of its suppliers to minimize this risk and will develop appropriate contingent responses as the risks become clearer.

     The risk to Lucent resulting from the failure of third parties in the public and private sector to attain Year 2000 readiness is the same as other firms in Lucent's industry or other business enterprises generally. The following are representative of the types of risks that could result in the event of one or more major failures of Lucent's information systems, factories or facilities to be Year 2000 ready, or similar major failures by one or more major third party suppliers to Lucent: (1) information systems -- could include interruptions or disruptions of business and transaction processing such as customer billing, payroll, accounts payable and other operating and information processes, until systems can be remedied or replaced; (2) factories and facilities -- could include interruptions or disruptions of manufacturing processes and facilities with delays in delivery of products, until non-compliant conditions or components can be remedied or replaced; and (3) major suppliers to Lucent -- could include interruptions or disruptions of the supply of raw materials, supplies and Year 2000 ready components which could cause interruptions or disruptions of manufacturing and delays in delivery of products, until the third party supplier remedied the problem or contingency measures were implemented. Risks of major failures of Lucent's principal products could include adverse functional impacts experienced by customers, the costs and resources for Lucent to remedy problems or replace products where Lucent is obligated or undertakes to take such action, and delays in delivery of new products.

     Lucent believes it is taking the necessary steps to resolve Year 2000 issues; however, given the possible consequences of failure to resolve significant Year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on Lucent. Lucent estimates that the costs of efforts to prepare for Year 2000 from calendar year 1997 through 2000 is about $535 million, of which an estimated $210 million has been spent as of September 30, 1998. Lucent has been able to reprioritize work projects to largely address Year 2000 readiness needs within its existing organizations. As a result, most of these costs represent costs that would have been incurred in any event. These amounts cover costs of the Year 2000 readiness work for inventory, assessment, remediation, testing and deployment including fees and charges of contractors for outsourced work and consultant fees. Costs for previously contemplated updates and replacements of Lucent's internal systems and information systems infrastructure have been excluded without attempting to establish whether the timing of non-Year 2000 replacement or upgrading was accelerated.

     While the Year 2000 cost estimates above include additional costs, Lucent believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects. The actual outcomes and results could be affected by Future Factors including, but not limited to, the continued availability of skilled personnel, cost control, the ability to locate and remediate software code problems, critical suppliers and subcontractors meeting their commitments to be Year 2000 ready and provide Year 2000 ready products, and timely actions by customers.

  European Monetary Union -- Euro

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

     Lucent has begun planning for the Euro's introduction. For this purpose, Lucent has in place a joint European-United States team representing affected functions within the Company.

     The Euro conversion may affect cross-border competition by creating cross-border price transparency. Lucent is assessing its pricing/marketing strategy in order to insure that it remains competitive in a broader European market. Lucent is also assessing its information technology systems to allow for transactions to take place in both the legacy currencies and the Euro and the eventual elimination of the legacy currencies, and reviewing whether certain existing contracts will need to be modified. Lucent's currency risk and risk management for operations in participating countries may be reduced as the legacy currencies are converted to the Euro. Final accounting, tax and governmental legal and regulatory guidance generally has not been provided in final form. Lucent will continue to evaluate issues involving introduction of the Euro. Based on current information and Lucent's current assessment, Lucent does not expect that the Euro conversion will have a material adverse effect on its business, results of operations, cash flows or financial condition.

  Seasonality

     Lucent has taken measures to manage the seasonality of its business by changing the date on which its fiscal year ends and its compensation programs for employees. As a result, Lucent has achieved a more uniform distribution of revenues -- accompanied by a related redistribution of earnings -- throughout the year. Revenues and earnings still remain higher in the first fiscal quarter primarily because many of Lucent's large customers historically delay a disproportionate percentage of their capital expenditures until the fourth quarter of the calendar year (Lucent's first fiscal quarter).

  Future Capital Requirements

     The Company's working capital requirements and cash flow provided by (or used in) operating activities can vary greatly from quarter to quarter, depending on the volume of production, the timing of deliveries, the build-up of inventories, the payment terms offered to customers, and the extension of credit to customers.

     Network operators, inside and outside the United States, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to over a billion dollars. Lucent has increasingly provided or arranged long-term financing for customers. As market conditions permit, Lucent's intention is to lay off these long-term financing arrangements, which may include both commitments and drawn down borrowings, to other financial institutions and investors. This enables Lucent to reduce the amount of its commitments and free up additional financing capacity.

     As of September 30, 1998, Lucent had made commitments or entered into an agreement to extend credit to certain customers, including Sprint PCS, up to an aggregate of approximately $2,300 million. As of September 30, 1998, approximately $400 million had been advanced and was outstanding. Included in the $2,300 million is approximately $1,230 million to six other PCS or wireless network operators (including fixed wireless) for possible future sales. As of September 30, 1998, approximately $130 million had been advanced under four of these arrangements. In addition, Lucent had made commitments or entered into agreements to extend credit up to an aggregate of approximately $370 million for two network operators other than PCS or wireless network operators. As of September 30, 1998, no amount was advanced under either of these agreements. In November 1998, a commitment for $110 million, included in the $370 million, was terminated.

     In October 1996, Lucent entered into a credit agreement to provide Sprint PCS long-term financing of $1,800 million for purchasing Lucent's equipment and services for its PCS network. In May 1997, Lucent closed transactions to lay off $500 million of loans and undrawn commitments and $300 million of undrawn commitments under the $1,800 million credit facility to a group of institutional investors and Sprint Corporation (a partner in Sprint PCS), respectively. As of September 30, 1998, all of these commitments were drawn down by Sprint PCS. On June 8, 1998, Lucent sold $645 million of loans in a private sale. As of September 30, 1998, Lucent has $253 million of undrawn commitments and $226 million of drawn loans outstanding. In November 1998, Sprint PCS repaid the entire outstanding loan balance and canceled the remaining undrawn commitments.

     On October 22, 1998, Lucent announced that it had entered into a five-year agreement with WinStar Communications, Inc. to provide WinStar with a fixed wireless broadband telecommunications network in major domestic and international markets. In connection with this agreement, Lucent entered into a credit agreement with WinStar to provide up to $2,000 million in equipment financing to fund the buildout of this network. The maximum amount of credit that Lucent is obligated to extend to WinStar at any one time is $500 million.

     In addition to the above arrangements, Lucent will continue to provide or commit to financing where appropriate for its business. The ability of Lucent to arrange or provide financing for its customers will depend on a number of factors, including Lucent's capital structure and level of available credit, and its continued ability to lay off commitments and drawn down borrowings on acceptable terms.

     The Company believes that its credit facilities, cash flow from operations and long- and short-term debt financings, will be sufficient to satisfy its future working capital, capital expenditure, research and development and debt service requirements. The Company has a shelf registration statement to register the possible offering from time to time of long-term debt of which $1,160 million remains available at September 30, 1998 after deducting $500 million of 10-year 5.5% Notes sold by Lucent on November 19, 1998. The Company believes that it will be able to access the capital markets on terms and in amounts that will be satisfactory to it, and that it will be able to obtain bid and performance bonds, to arrange or provide customer financing as necessary, and to engage in hedging transactions on commercially acceptable terms, although there can be no assurance that the Company will be successful in this regard.

  Growth Outside the United States, Foreign Exchange and Interest Rates

     Lucent intends to continue to pursue growth opportunities in markets outside the United States. In many markets outside the United States, long-standing relationships between potential customers of Lucent and their local providers, and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuit of such growth opportunities outside the United States may require significant investments for an extended period before returns on such investments, if any, are realized. Such projects and investments could be adversely affected by reversals or delays in the opening of foreign markets to new competitors, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation, and other factors, depending on the country in which such opportunity arises. Difficulties in foreign financial markets and economies, and of foreign financial institutions, could adversely affect demand from customers in the affected countries.

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

     While Lucent hedges actual and anticipated transactions with customers, the decline in value of the Asia/Pacific currencies or currencies in other regions may, if not reversed, adversely affect future product sales because Lucent products may become more expensive for customers to purchase in their local currency.

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

OPERATING REVENUE, RESEARCH AND DEVELOPMENT EXPENSE AND FOREIGN AND DOMESTIC OPERATIONS

     For information about the consolidated operating revenues contributed by the Company's major classes of products and services, consolidated research and development expenses, and foreign and domestic operations, see revenue tables and discussion on pages 38 through 41, Consolidated Statements of Income on page 49 and Note 11 thereto on pages 62-63 of the Company's annual report to security holders for the fiscal year ended September 30, 1998. Such information is incorporated herein by reference pursuant to General Instruction G(2).

EMPLOYEE RELATIONS

     On September 30, 1998, Lucent employed approximately 141,600 persons, including 78.9% located in the United States. Of these domestic employees, about 40% are represented by unions, primarily the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). During 1998, Lucent signed new five-year agreements with the CWA and IBEW expiring May 31, 2003.

ENVIRONMENTAL MATTERS

     Lucent's current and historical operations are subject to a wide range of environmental protection laws. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities underway at numerous current and former facilities. In addition, Lucent was named a successor to AT&T as a potentially responsible party ("PRP") at numerous "Superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or comparable state statutes. Under the Separation and Distribution Agreement, Lucent is responsible for all liabilities primarily resulting from or relating to the operation of Lucent's business as conducted at any time prior to or after the Separation including related businesses discontinued or disposed of prior to the Separation, and Lucent's assets including, without limitation, those associated with these sites. In addition, under such Separation and Distribution Agreement, Lucent is required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

     It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites which range from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any amounts of environmental costs that may be incurred in excess of those provided for at September 30, 1998 cannot be determined.

     On November 16, 1998, Lucent signed a Consent Order with the Pennsylvania Department of Environmental Protection settling alleged violations resulting from etching equipment being installed in 1991 and 1992 without undergoing the proper state air permit with payment of a civil penalty of approximately $294,000, a portion of which will be devoted to the creation of community environmental projects.

SEPARATION AGREEMENTS

     For the purposes of governing certain of the relationships between the Company and AT&T (including NCR) following the Separation, the Company, AT&T and NCR entered into the Separation and Distribution Agreement and the Ancillary Agreements to which they are parties (collectively, the "Separation Agreements"). The Ancillary Agreements include the Employee Benefits Agreement; the Brand License Agreement; the Patent License Agreement and other patent-related agreements; the Technology License Agreement and other technology-related agreements; and the Tax Sharing Agreement and other tax-related agreements. Certain of the Separation Agreements, including certain of the Agreements summarized below, are exhibits to this Form 10-K.

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

ITEM 2.  PROPERTIES.

     At September 30, 1998, the Company operated 30 manufacturing sites, of which 14 were located in the United States, occupying in excess of 19.0 million square feet, of which approximately 1.0 million square feet were leased. The remaining 16 sites were located in 10 countries.

     At September 30, 1998, the Company operated 228 warehouse sites, of which 192 were located in the United States, occupying in excess of 6.0 million square feet, substantially all of which were leased. The remaining 30 sites were located in 21 countries.

     At September 30, 1998, the Company operated 835 office sites
(administration, sales, field service), of which 614 were located in the United States, occupying in excess of 20.0 million square feet, half of which were leased. The remaining 221 sites were located in 56 countries.

     At September 30, 1998, the Company operated additional sites in 19 cities, of which 7 were located in the United States, with significant research and development activities, occupying in excess of 9.0 million square feet, of which approximately 1.4 million square feet were leased.

     The Company believes its plants and facilities are suitable and adequate, and have sufficient productive capacity, to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS.

     In the normal course of business, the Company is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. (Also see Item 1.
"Business -- Separation Agreements -- Separation and Distribution Agreement" regarding the assumption by the Company of certain liabilities and contingent liabilities.) All such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, the Company is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 1998. While these matters could affect operating results of any one quarter when resolved in future periods and, while there can be no assurance with respect thereto, it is management's opinion that after final disposition, any monetary liability or financial impact to the Company beyond that provided in the consolidated balance sheet at September 30, 1998 would not be material to the Company's annual consolidated financial statements.

     See also the discussion in Item 1. "Business -- Environmental Matters" for additional legal proceedings, and environmental matters and proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     During the fourth quarter of the fiscal year covered by this report on Form 10-K, no matter was submitted to a vote of Shareowners.

                                    PART II

ITEMS 5. THROUGH 8.

     The information required by these items is included in pages 34 through 67 of the Company's annual report to security holders for the fiscal year ended September 30, 1998. The referenced pages of the Company's annual report to security holders have been filed as Exhibit 13 to this document. Such information is incorporated herein by reference, pursuant to General Instruction G(2). The New York Stock Exchange is the principal market for the Company's Common Shares. As of November 30, 1998, there were approximately 1,764,000 shareholders of record.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding executive officers required by Item 401 of Regulation S-K is furnished in this separate disclosure because the Company did not furnish such information in its definitive proxy statement prepared in accordance with
Schedule 14A.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                            (AS OF DECEMBER 1, 1998)

                                                                                     BECAME LUCENT
                                                                                       EXECUTIVE
                   NAME                      AGE                                      OFFICER ON
                   ----                     -----                                    -------------
Richard A. McGinn.........................  52      Chairman of the Board and            2-96
                                                    Chief Executive Officer
Donald K. Peterson........................  49      Executive Vice President and         2-96
                                                    Chief Financial Officer
Richard J. Rawson.........................  46      Senior Vice President,               2-96
                                                    General Counsel and Secretary
Patricia F. Russo.........................  46      Executive Vice President,            2-96
                                                    Corporate Staff Operations
Daniel C. Stanzione.......................  53      Executive Vice President and         2-96
                                                    Chief Operating Officer
Bernardus J. Verwaayen....................  46      Executive Vice President and         9-97
                                                    Chief Operating Officer

     All of the above executive officers have held high level managerial positions with the Company and prior thereto with AT&T or its affiliates for more than the past five years, except in the case of Messrs. Peterson and Verwaayen who have held such positions since September 1, 1995 and September 1, 1997, respectively. Prior to joining AT&T, Mr. Peterson held various senior executive positions at Northern Telecom, Inc., a telecommunications equipment company, which included President of Nortel Communications Systems, Inc. (from January 1993 to September 1995), Vice President of Finance of Northern Telecom, Inc. (from January 1991 to January 1993) and Group Vice President of Northern Telecom, Inc. (from September 1987 to January 1991). Mr. Verwaayen joined the Company after serving as President of PTT Telecom, the national telecommunications operator of the Netherlands since May 1988. He was a co-founder of Unisource, the pan-European alliance of Telia of Sweden, Swiss Telecom and PTT Telecom.

     Officers are not elected for a fixed term of office but hold office until their successors have been elected.

     The other information required by Item 10 is included in the Company's definitive proxy statement dated December 22, 1998, on pages 12 through 15. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

ITEMS 11. THROUGH 13.

  Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and officers to file reports of holdings and transactions in the Company's Common Shares with the Securities and Exchange Commission ("SEC") and the New York Stock Exchange. Based on Company records and other information, the Company believes that all SEC filing requirements applicable to its Directors and officers with respect to the Company's fiscal year ending September 30, 1998 were complied with.

     The other information required by Items 11 through 13 is included in the Company's definitive proxy statement dated December 22, 1998, on pages 8 through 11 and pages 35 through page 44. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed as a part of Form 10-K:

                                                              PAGES
                                                              -----
          (1) Management's Discussion and Analysis of
              Results of Operations and Financial
                Condition...................................    *
          (2) Report of Management..........................    *
          (3) Report of Independent Accountants.............    *
          (4) Financial Statements:
               (i)  Consolidated Statements of Income.......    *
               (ii) Consolidated Balance Sheets.............    *
               (iii) Consolidated Statements of Changes in
              Shareowners' Equity...........................    *
               (iv) Consolidated Statements of Cash Flows...    *
               (v) Notes to Consolidated Financial
              Statements....................................    *
          (5) Financial Statement Schedules:
               (i) Report of Independent Accountants........   27
               (ii) Schedule II -- Valuation and Qualifying
              Accounts......................................   28

     Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-09.
---------------
* Incorporated herein by reference to the appropriate portions in pages 34 through 67 of the Company's annual report to security holders for the fiscal year ended September 30, 1998. (See Part II and Exhibit 13.)

        (6) Exhibits:

                 The following documents are filed as Exhibits to this report on
            Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

EXHIBIT
NUMBER
-------
(3)(i)         Articles of Incorporation of the registrant, as amended
               April 8, 1996 (Exhibit 3(i) to Form 8-K dated July 18, 1996,
               File No. 001-11639).
(3)(ii)        By-Laws of the registrant, as amended July 17, 1996 (Exhibit
               3(ii) to Form 8-K dated July 18, 1996, File No. 001-11639).
(4)(i)         Indenture dated as of April 1, 1996 between Lucent
               Technologies Inc. and the Bank of New York, as Trustee
               (Exhibit 4A to Registration Statement on Form S-3 No. 333-
               01223).
(4)(iii)       Other instruments in addition to Exhibit 4(i) which define the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, are not filed
               herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).
               Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon
               request.
(10)(i)1       Separation and Distribution Agreement by and among Lucent
               Technologies Inc., AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29,
               1996 (Exhibit 10.1 to Registration Statement on Form S-1 No.
               333-00703).
(10)(i)2       Tax Sharing Agreement by and among Lucent Technologies Inc.,
               AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.6 to Registration Statement on Form S-1 No. 333-00703).
(10)(i)3       Employee Benefits Agreement by and between AT&T and Lucent
               Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.2 to
               Registration Statement on Form S-1 No. 333-00703).
(10)(i)4       Rights Agreement between Lucent Technologies Inc. and First
               Chicago Trust Company of New York, as Rights Agent, dated as of April 4, 1996 (Exhibit 4.2 to Registration Statement on
               Form S-1 No. 333-00703).
(10)(i)5       Amendment to Rights Agreement between Lucent Technologies
               Inc. and First Chicago Trust Company of New York, dated as of February 18, 1998.
(10)(ii)(B)1   General Purchase Agreement by and between AT&T Corp. and
               Lucent Technologies Inc., dated February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.3 to
               Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)2   Interim Services and Systems Replication Agreement by and
               among AT&T, Lucent Technologies Inc. and NCR, dated as of
               February 1, 1996 and amended and restated as of March 29,
               1996 (Exhibit 10.4 to Registration Statement on Form S-1 No.
               333-00703).
(10)(ii)(B)3   Brand License Agreement by and between Lucent Technologies
               Inc. and AT&T, dated as of February 1, 1996 (Exhibit 10.5 to
               Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)4   Patent License Agreement among AT&T, NCR and Lucent
               Technologies Inc., effective as of March 29, 1996 (Exhibit
               10.7 to Registration Statement on Form S-1 No. 333-00703).

EXHIBIT
NUMBER
-------
(10)(ii)(B)5   Amended and Restated Technology License Agreement among
               AT&T, NCR and Lucent Technologies Inc., effective as of
               March 29, 1996 (Exhibit 10.8 to Registration Statement on
               Form S-1 No. 333-00703).
(10)(iii)(A)(1) Lucent Technologies Inc. Short Term Incentive Program
               (Exhibit (10)(iii)(A)(2) to the Quarterly Report on Form
               10-Q for the quarter ended March 31, 1998).*
(10)(iii)(A)2  Lucent Technologies Inc. 1996 Long Term Incentive Program
               (Exhibit(10)(iii)(A)1 to Quarterly Report on Form 10-Q for
               the quarter ended March 31, 1998).*
(10)(iii)(A)3  Lucent Technologies Inc. Deferred Compensation Plan.*
(10)(iii)(A)4  Pension Plan for Lucent Non-Employee Directors (Exhibit
               10.11 to Registration Statement on Form S-1 No. 333-00703).*
               (This plan has been terminated)
(10)(iii)(A)5  Lucent Technologies Inc. Stock Retainer Plan for
               Non-Employee Directors.*
(10)(iii)(A)6  Lucent Technologies Inc. Excess Benefit and Compensation
               Plan (Exhibit (10)(iii)(A)5 to Annual Report on Form 10-K
               for Transition Period ended September 30, 1996).*
(10)(iii)(A)7  Lucent Technologies Inc. Mid-Career Pension Plan (Exhibit
               (10)(iii)(A)6 to Annual Report on Form 10-K for Transition
               Period ended September 30, 1996).*
(10)(iii)(A)8  Lucent Technologies Inc. Non-Qualified Pension Plan (Exhibit
               (10)(iii)(A)7 to Annual Report on Form 10-K for Transition
               Period ended September 30, 1996).*
(10)(iii)(A)9  Lucent Technologies Inc. Officer Long-Term Disability and
               Survivor Protection Plan (Exhibit (10)(iii)(A)8 to the
               Annual Report on Form 10-K for Transition Period ended
               September 30, 1996).*
(10)(iii)(A)10 Employment Agreement of Mr. Verwaayen dated June 12, 1997
               (Exhibit (10)(iii)(A)(1)) to the Annual Report on Form 10-K
               for the period ended September 30, 1997).*
(10)(iii)(A)11 Employment Agreement of Mr. Peterson dated August 8, 1995
               (Exhibit (10)(iii)(A)(9) to the Annual Report on Form 10-K
               for the period ended September 30, 1997).*
(10)(iii)(A)12 Consulting Agreement of Mr. Schacht, effective March 1, 1998
               (Exhibit (10)(iii)(A)5 to the Quarterly Report on Form 10-Q
               for the period ended March 31, 1998).*
(10)(iii)(A)13 Description of the Lucent Technologies Inc. Supplemental
               Pension Plan.*
(10)(iii)(A)14 Lucent Technologies Inc. 1999 Stock Compensation Plan for
               Non-Employee Directors.*
(10)(iii)(A)15 Lucent Technologies Inc. Voluntary Life Insurance Plan.
(12)           Computation of Ratio of Earnings to Fixed Charges.
(13)           Specified portions (pages 34 through 67) of the Company's
               Annual Report to security holders for the year ended
               September 30, 1998.
(21)           List of subsidiaries of Lucent Technologies Inc.
(23)           Consent of PricewaterhouseCoopers LLP
(24)           Powers of Attorney executed by officers and directors who
               signed this report.
(27)           Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of Lucent Technologies Inc.:

     Our report on the consolidated financial statements of Lucent Technologies Inc. and subsidiaries has been incorporated by reference in this Form 10-K from page 48 of the 1998 Annual Report to the Shareowners of Lucent Technologies Inc. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 24 of this Form 10-K.

     In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          PricewaterhouseCoopers LLP

New York, New York
October 21, 1998

                            LUCENT TECHNOLOGIES INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

             COLUMN A                  COLUMN B              COLUMN C             COLUMN D     COLUMN E
-----------------------------------  ------------    ------------------------    ----------    ---------
                                                            ADDITIONS
                                                     ------------------------
                                      BALANCE AT     CHARGED TO    CHARGED TO                   BALANCE
                                     BEGINNING OF     COSTS &        OTHER                      AT END
DESCRIPTION                             PERIOD        EXPENSES      ACCOUNTS     DEDUCTIONS    OF PERIOD
-----------                          ------------    ----------    ----------    ----------    ---------
Year 1998
  Allowance for doubtful
     accounts......................       352           113          (59)             16(a)        390
  Reserves related to business
     restructuring and facility
     consolidation.................       569            --            --            318(b)        251
  Deferred tax asset valuation
     allowance.....................       234            31            45             49           261
  Inventory valuation..............       637           146            30            177           636
Year 1997
  Allowance for doubtful
     accounts......................       273           111             5             37(a)        352
  Reserves related to business
     restructuring and facility
     consolidation(d)..............     1,289            --            --            720(b)        569
  Deferred tax asset valuation
     allowance.....................       208            86             3             63           234
  Inventory valuation..............       644           221            19            247           637
Year 1996
  Allowance for doubtful
     accounts......................       248            64            --             39(a)        273
  Reserves related to business
     restructuring and facility
     consolidation(d)..............     1,907            --            --            618(b)      1,289
  Deferred tax asset valuation
     allowance.....................       142             7           102(c)          43           208
  Inventory valuation..............       790            92             9            247           644

---------------
(a) Amounts written off as uncollectible, payments or recoveries.

(b) Included in these deductions were cash payments of $176, $483 and $456 for the years ended September 30, 1998 and 1997, and for the nine months ended September 30, 1996, respectively. In addition, Lucent reversed $100, $201 and $98 for the years ended September 30, 1998 and 1997, and for the nine months ended September 30, 1996, respectively. See Note 6 of the Notes to Consolidated Financial Statements for background information.

(c) Relates to net asset additions and net liability reductions from AT&T. See
    Note 1 of the Notes to Consolidated Financial Statements for background information.

(d) Certain prior year amounts have been reclassified to conform to the 1998 presentation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

By /s/ JAMES S. LUSK
   ---------------------------------------------
   James S. Lusk
   Vice President and Controller
   (attorney-in-fact)*

December 22, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer
  Richard A. McGinn
    Chief Executive
    Officer and President

Principal Financial Officer
  Donald K. Peterson
    Executive Vice President and
    Chief Financial Officer

Principal Accounting Officer                                By /s/ JAMES S. LUSK
  James S. Lusk                                                ---------------------------------------------
    Vice President                                             James S. Lusk
                                                               Vice President and Controller
                                                               (attorney-in-fact)*

                                                                                           December 22, 1998

Directors
Paul A. Allaire
Carla A. Hills
Drew Lewis
Richard A. McGinn
Paul H. O'Neill
Donald S. Perkins
Henry B. Schacht
Franklin A. Thomas
John A. Young

------------------------------------------                  * As Principal Accounting Officer and by power
                                                              of attorney

                                 EXHIBIT INDEX

     The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

EXHIBIT
NUMBER
-------
(3)(i)         Articles of Incorporation of the registrant, as amended
               April 8, 1996 (Exhibit 3(i) to Form 8-K dated July 18, 1996,
               File No. 001-11639).
(3)(ii)        By-Laws of the registrant, as amended July 17, 1996 (Exhibit
               3(ii) to Form 8-K dated July 18, 1996, File No. 001-11639).
(4)(i)         Indenture dated as of April 1, 1996 between Lucent
               Technologies Inc. and the Bank of New York, as Trustee
               (Exhibit 4A to Registration Statement on Form S-3 No. 333-
               01223).
(4)(iii)       Other instruments in addition to Exhibit 4(i) which define the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, are not filed
               herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).
               Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon
               request.
(10)(i)1       Separation and Distribution Agreement by and among Lucent
               Technologies Inc., AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29,
               1996 (Exhibit 10.1 to Registration Statement on Form S-1 No.
               333-00703).
(10)(i)2       Tax Sharing Agreement by and among Lucent Technologies Inc.,
               AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.6 to Registration Statement on Form S-1 No. 333-00703).
(10)(i)3       Employee Benefits Agreement by and between AT&T and Lucent
               Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.2 to
               Registration Statement on Form S-1 No. 333-00703).
(10)(i)4       Rights Agreement between Lucent Technologies Inc. and First
               Chicago Trust Company of New York, as Rights Agent, dated as of April 4, 1996 (Exhibit 4.2 to Registration Statement on
               Form S-1 No. 333-00703).
(10)(i)5       Amendment to Rights Agreement between Lucent Technologies
               Inc. and First Chicago Trust Company of New York, dated as of February 18, 1998.
(10)(ii)(B)1   General Purchase Agreement by and between AT&T Corp. and
               Lucent Technologies Inc., dated February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.3 to
               Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)2   Interim Services and Systems Replication Agreement by and
               among AT&T, Lucent Technologies Inc. and NCR, dated as of
               February 1, 1996 and amended and restated as of March 29,
               1996 (Exhibit 10.4 to Registration Statement on Form S-1 No.
               333-00703).
(10)(ii)(B)3   Brand License Agreement by and between Lucent Technologies
               Inc. and AT&T, dated as of February 1, 1996 (Exhibit 10.5 to
               Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)4   Patent License Agreement among AT&T, NCR and Lucent
               Technologies Inc., effective as of March 29, 1996 (Exhibit
               10.7 to Registration Statement on Form S-1 No. 333-00703).

EXHIBIT
NUMBER
-------
(10)(ii)(B)5   Amended and Restated Technology License Agreement among
               AT&T, NCR and Lucent Technologies Inc., effective as of
               March 29, 1996 (Exhibit 10.8 to Registration Statement on
               Form S-1 No. 333-00703).
(10)(iii)(A)(1) Lucent Technologies Inc. Short Term Incentive Program
               (Exhibit (10)(iii)(A)(2) to the Quarterly Report on Form
               10-Q for the quarter ended March 31, 1998).*
(10)(iii)(A)2  Lucent Technologies Inc. 1996 Long Term Incentive Program
               (Exhibit(10)(iii)(A)1 to Quarterly Report on Form 10-Q for
               the quarter ended March 31, 1998).*
(10)(iii)(A)3  Lucent Technologies Inc. Deferred Compensation Plan.*
(10)(iii)(A)4  Pension Plan for Lucent Non-Employee Directors (Exhibit
               10.11 to Registration Statement on Form S-1 No. 333-00703).*
               (This plan has been terminated)
(10)(iii)(A)5  Lucent Technologies Inc. Stock Retainer Plan for
               Non-Employee Directors.*
(10)(iii)(A)6  Lucent Technologies Inc. Excess Benefit and Compensation
               Plan (Exhibit (10)(iii)(A)5 to Annual Report on Form 10-K
               for Transition Period ended September 30, 1996).*
(10)(iii)(A)7  Lucent Technologies Inc. Mid-Career Pension Plan (Exhibit
               (10)(iii)(A)6 to Annual Report on Form 10-K for Transition
               Period ended September 30, 1996).*
(10)(iii)(A)8  Lucent Technologies Inc. Non-Qualified Pension Plan (Exhibit
               (10)(iii)(A)7 to Annual Report on Form 10-K for Transition
               Period ended September 30, 1996).*
(10)(iii)(A)9  Lucent Technologies Inc. Officer Long-Term Disability and
               Survivor Protection Plan (Exhibit (10)(iii)(A)8 to the
               Annual Report on Form 10-K for Transition Period ended
               September 30, 1996).*
(10)(iii)(A)10 Employment Agreement of Mr. Verwaayen dated June 12, 1997
               (Exhibit (10)(iii)(A)(1)) to the Annual Report on Form 10-K
               for the period ended September 30, 1997).*
(10)(iii)(A)11 Employment Agreement of Mr. Peterson dated August 8, 1995
               (Exhibit (10)(iii)(A)(9) to the Annual Report on Form 10-K
               for the period ended September 30, 1997).*
(10)(iii)(A)12 Consulting Agreement of Mr. Schacht effective March 1, 1998
               (Exhibit (10)(iii)(A)5 to the Quarterly Report on Form 10-Q
               for the period ended March 31, 1998).*
(10)(iii)(A)13 Description of the Lucent Technologies Inc. Supplemental
               Pension Plan.*
(10)(iii)(A)14 Lucent Technologies Inc. 1999 Stock Compensation Plan for
               Non-Employee Directors.*
(10)(iii)(A)15 Lucent Technologies Inc. Voluntary Life Insurance Plan.
(12)           Computation of Ratio of Earnings to Fixed Charges.
(13)           Specified portions (pages 34 through 67) of the Company's
               Annual Report to security holders for the year ended
               September 30, 1998.
(21)           List of subsidiaries of Lucent Technologies Inc.
(23)           Consent of PricewaterhouseCoopers LLP
(24)           Powers of Attorney executed by officers and directors who
               signed this report.
(27)           Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement.