Form 10-Q
period 1998-12-31
LUCENT TECHNOLOGIES INC
filed 1999-02-16
CIK 1006240

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1998

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           ---        THE SECURITIES EXCHANGE ACT OF 1934

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

At January 31, 1999, 1,321,650,166 common shares were outstanding.

 2                                                           Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                      For the Three
                                                      Months Ended
                                                       December 31,
                                                  1998              1997

Revenues.............................           $ 9,204           $ 8,724

Costs................................             4,386             4,519

Gross margin.........................             4,818             4,205

Operating Expenses:
Selling, general and
  administrative expenses............             1,774             1,555
Research and development expenses....               926               829
In-process research
  and development expenses...........                21               427
Total operating expenses.............             2,721             2,811

Operating income.....................             2,097             1,394
Other income - net...................               102               146
Interest expense.....................                78                62
Income before income taxes...........             2,121             1,478
Provision for income taxes...........               721               686

Income before cumulative effect of
  accounting change..................             1,400               792

Cumulative effect of accounting change
  (net of income taxes of $842)......             1,308                -

Net income...........................           $ 2,708           $   792

Earnings per common share - basic:
 Income before cumulative effect of
  accounting change..................           $  1.06           $  0.62
 Cumulative effect of accounting
  change ............................              1.00                 -
 Net income..........................           $  2.06           $  0.62

Earnings per common share - diluted:
 Income before cumulative effect of
  accounting change..................           $  1.04           $  0.61
 Cumulative effect of accounting
  change.............................               .96                 -
 Net Income..........................           $  2.00           $  0.61



Dividends declared per common share..           $  0.08           $  0.075




See Notes to Consolidated Financial Statements.

 3                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                          December 31,  September 30,
                                             1998           1998
ASSETS

Cash and cash equivalents..............   $   940        $   685

Accounts receivable less allowances
 of $346 at December 31, 1998 and
 $390 at September 30, 1998 ...........     9,185          6,939

Inventories............................     3,778          3,081

Contracts in process, net of progress
 billings of $3,995 at December 31, 1998
 and $3,036 at September 30, 1998......     1,060          1,259

Deferred income taxes - net............     1,620          1,623

Other current assets...................       768            491

Total current assets...................    17,351         14,078

Property, plant and equipment, net
 of accumulated depreciation of
 $6,886 at December 31, 1998 and
 $6,382 at September 30, 1998..........     5,645          5,403

Prepaid pension costs..................     6,068          3,754

Deferred income taxes - net............         -            750

Capitalized software development costs.       306            298

Other assets...........................     2,271          2,437

TOTAL ASSETS...........................   $31,641        $26,720



                                    (CONT'D)




See Notes to Consolidated Financial Statements.

 4                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                              December 31,       September 30,
                                                  1998                1998
LIABILITIES

Accounts payable.......................         $ 2,468             $ 2,040
Payroll and benefit-related
  liabilities..........................           1,857               2,511
Postretirement and postemployment
  benefit liabilities..................             186                 187
Debt maturing within one year..........           3,763               2,231
Other current liabilities..............           4,167               3,459

Total current liabilities..............          12,441              10,428

Postretirement and postemployment
  benefit liabilities..................           6,413               6,380
Long-term debt ........................           2,404               2,409
Other liabilities......................           1,946               1,969

Total liabilities .....................          23,204              21,186

Commitments and contingencies

SHAREOWNERS' EQUITY

Preferred stock-par value $1.00 per share
 Authorized shares: 250,000,000
 Issued and outstanding shares: none...               -                   -
Common stock-par value $.01 per share
 Authorized shares: 3,000,000,000
 Issued and outstanding shares:
 1,320,245,061 at December 31, 1998
 1,316,394,169 at September 30, 1998...              13                  13
Additional paid-in capital.............           4,728               4,488
Guaranteed ESOP obligation.............             (49)                (49)
Retained earnings......................           3,965               1,364
Accumulated other comprehensive
 income(loss)..........................            (220)               (282)

Total shareowners' equity..............           8,437               5,534

TOTAL LIABILITIES AND
 SHAREOWNERS' EQUITY...................         $31,641             $26,720





See Notes to Consolidated Financial Statements.

 5                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                 For the Three Months
                                                  Ended December 31,
                                                1998            1997
Operating Activities
Net income...............................     $2,708         $   792
Adjustments to reconcile net income
  to net cash (used in)provided by
  operating activities:
   Cumulative effect of
    accounting change....................     (1,308)              -
   Depreciation and amortization.........        344             343
   Provision for uncollectibles..........        (15)             54
   Deferred income taxes.................        206             (22)
   Purchased in-process research and
     development.........................         21             427
   Increase in accounts receivable - net.     (2,235)         (1,255)
   (Increase)decrease in inventories
    and contracts in process - net.......       (425)            152
   Increase(decrease) in
    accounts payable.....................        352            (387)
   Changes in other operating assets
     and liabilities.....................       (501)            512
   Other adjustments for non-cash
     items - net.........................       (248)           (231)
Net cash (used in)provided by
 operating activities....................     (1,101)            385

Investing Activities
Capital expenditures ....................       (343)           (261)
Proceeds from the sale or disposal of
  property, plant and equipment..........         28              27
Purchases of equity investments..........        (17)            (47)
Sales of equity investments..............          1              25
Acquisitions of businesses,
  net of cash acquired...................       (115)              -
Dispositions of businesses...............         57             281
Other investing activities - net.........         22             (35)
Net cash used in investing activities....       (367)            (10)

Financing Activities
Repayments of long-term debt ............         (8)            (20)
Issuance of long-term debt...............        495               3
Proceeds of issuance of common stock.....        239              72
Dividends paid...........................        (54)            (48)
Increase(decrease) in short-term
  borrowings - net.......................      1,041            (485)
Net cash provided by
 (used in) financing activities..........      1,713            (478)


                                    (CONT'D)





See Notes to Consolidated Financial Statements.

 6                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                             (Dollars in Millions)
                                  (Unaudited)

                                                For the Three Months
                                                 Ended December 31,
                                                1998            1997

Effect of exchange rate
  changes on cash........................         10             (22)

Net increase(decrease) in cash and
  cash equivalents.......................        255            (125)

Cash and cash equivalents
  at beginning of period.................        685           1,350

Cash and cash equivalents
  at end of period.......................     $  940         $ 1,225
































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

The preparation of financial statements during interim periods requires management to make numerous estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are reviewed periodically and the effect of revisions is reflected in the results of operations of the interim periods in which changes are determined to be necessary. During the three months ended December 31, 1998, improved performance on multi-year contracts and the resolution of certain contingencies had a positive impact on the reported results of operations.

The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lucent's Annual Report on Form 10-K for the year ended September 30, 1998.

The financial statements presented have been restated to reflect the two-for-one split of Lucent's common stock which became effective on April 1, 1998. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ACCOUNTING CHANGE - EMPLOYEE BENEFIT PLANS

Effective October 1, 1998, Lucent changed its method for calculating the market-related value of plan assets used in determining the expected return-on-asset component of annual net pension and postretirement benefit costs. Under the previous accounting method, which recognized only interest and dividends immediately, all other realized and unrealized gains and losses on plan assets were included in the calculated market-related value over a five-year period. The new method changes the manner in which realized and unrealized gains and losses are included in market-related value over the five-year period and results in a calculated market-related value of plan assets that is closer to current fair value, while still mitigating the effects of annual market value fluctuations. The new method also reduces the substantial accumulation of unrecognized gains and losses created under the previous method due to the disparity between fair value and market-related value of plan assets.

The cumulative effect of this accounting change related to periods prior to fiscal year 1999 of $2,150 ($1,308 after-tax, or $1.00 and $0.96 per basic and diluted share, respectively) is a one-time, non-cash credit to fiscal 1999 earnings. This accounting change also resulted in a reduction in benefit costs as a result of the change in Lucent's pension and postretirement accounting in the three months ended December 31, 1998 that increased income by $108 ($65 after-tax, or $0.05 per basic and diluted share) as compared to the previous accounting method. A comparison of pro forma amounts is presented below showing the effects if the accounting change were applied retroactively:

                                    Three Months Ended December 31,
                                          1998           1997
                                         ------         ------
     Net Income                          $1,400         $  851
         Earnings per share-basic        $ 1.06         $ 0.66
         Earnings per share-diluted      $ 1.04         $ 0.65

 8                                                            Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

3. COMPREHENSIVE INCOME

Lucent has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of October 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total shareowners' equity. The components of comprehensive income are as follows:

                                           Three Months Ended
                                               December 31,
                                          1998             1997
                                      ----------------------------
Net income.........................   $ 2,708            $  792

Other comprehensive income(loss):
 Foreign currency translation
    adjustments....................        51               (82)
 Unrealized holding gains(losses)
    arising during the period......        11               (21)
Comprehensive income...............   $ 2,770             $ 689


The components of accumulated other comprehensive income(loss) are as follows:

                                             Foreign Currency            Total Accumulated
                                               Translation              Other Comprehensive
                                              Adjustments      Other        Income(Loss)
                                             -------------    -----     -------------------
Accumulated other comprehensive income
  (loss) at September 30, 1998........         $ (279)        $  (3)           $ (282)
Other comprehensive income
 for the period.......................             51            11                62
Accumulated other comprehensive income
  (loss) at December 31, 1998.........         $ (228)       $    8            $ (220)


The foreign currency translation adjustments are not currently adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries.

4. ACQUISITION

Quadritek Systems, Inc.
-----------------------
On October 1, 1998, Lucent completed the purchase of Quadritek Systems, Inc. for $50 in cash. Quadritek was a privately-held company involved in the development of Internet Protocol ("IP") network administration software solutions. The transaction was accounted for under the purchase method of accounting and the excess purchase price over the estimated fair value of net tangible assets was allocated to various intangible assets, primarily consisting of developed technology of $5 and goodwill of $24. These assets are being amortized over six and eight years, respectively. In addition to the intangible assets acquired, Lucent recorded a charge of $21 ($14 after-tax), representing the write-off of in-process research and development ("IPR&D").

The allocation of $21 represents the estimated fair value related to incomplete projects based on risk-adjusted cash flows. Lucent believes that such fair value is reasonable and does not exceed the amount a third party would pay for these projects. At the date of the acquisition, the projects associated with the IPR&D efforts had not yet reached technological feasibility and had no alternative future uses. Accordingly, these costs were expensed during the period.

 9                                                            Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)


At the acquisition date, Quadritek was conducting development, engineering, and testing activities associated with the completion of a number of new product offerings ("New Product Offerings"). The IPR&D projects were in various stages of development. Overall, substantial progress had been made. The IPR&D projects ranged in completion from 20% to 80%. Remaining efforts necessary to complete the New Product Offerings relate primarily to additional coding, testing, and addressing performance issues. In total, costs to complete the New Product Offerings are expected to total approximately $5.

In making its purchase price allocation, Lucent relied upon an independent third-party valuation which gave consideration to present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contributions, as well as project risks. The values assigned to IPR&D were determined by estimating the costs to develop the purchased technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of the project forecasts was based upon future discounted cash flows, taking into account the stage of development of each in-process project, the cost to complete that project, the expected income stream, the life cycle of the product ultimately developed, and the associated risks. Projected future net cash flows attributable to the in-process technology, assuming successful development of such technologies, were discounted to their present values using a discount rate of 20%.

The aforementioned estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur. Management expects to continue development of these efforts and believes there is a reasonable chance of successfully completing such development. However, there is risk associated with the completion of the in-process projects and there can be no assurance that any of the projects will meet with either technological or commercial success. Failure to successfully develop and commercialize the in-process projects would result in the loss of the expected economic return inherent in the fair value allocation.

 10                                                          Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)


5. SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories at December 31, 1998 and September 30, 1998 were as follows:

                                      December 31,   September 30,
                                          1998           1998
                                      ------------   -------------
     Completed goods ...............   $ 1,777        $ 1,578
     Work in process and
       raw materials................     2,001          1,503
     Total inventories .............   $ 3,778        $ 3,081

6. BUSINESS RESTRUCTURING

For the three months ended December 31, 1998 and 1997, $13 and $26, respectively, were applied to the 1995 business restructuring reserve. The remaining reserve for business restructuring at December 31, 1998 was $238.

7. EARNINGS PER COMMON SHARE

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

Earnings per share amounts for the periods presented have been restated to reflect the two-for-one split of Lucent's common stock which became effective on April 1, 1998. The following table reconciles the number of shares utilized in the earnings per share calculations for the three months ended December 31, 1998 and 1997:

 11                                                          Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

                                            Three Months Ended
                                                December 31,
                                           1998              1997
                                         -------------------------
Net income                               $ 2,708            $  792

Earnings per common share - basic:
 Income before cumulative effect
   of accounting change                  $  1.06            $ 0.62
 Cumulative effect of accounting
   change                                   1.00                 -
 Net Income                              $  2.06            $ 0.62


Earnings per common share - diluted:
 Income before cumulative effect
   of accounting change                  $  1.04            $ 0.61
 Cumulative effect of accounting
   change                                    .96                 -
 Net Income                              $  2.00            $ 0.61

Number of Shares (in millions)
---------------------------------
Common shares - basic                    1,317.3           1,287.3
Effect of dilutive securities:
  Stock options                             32.4              18.4
  Other                                      2.4               0.3

Common shares - diluted                  1,352.1           1,306.0


Shares excluded from the
computation of earnings
per common share - diluted since
option exercise price was greater
than the average market price of
the common shares for the period             2.8               5.4



8.  PHILIPS CONSUMER COMMUNICATIONS ("PCC")

On October 1, 1997, Lucent contributed its Consumer Products business to a new venture formed by Lucent and Philips Electronics N.V. ("Phillips") in exchange for 40% ownership of PCC. On October 22, 1998, Lucent and Phillips announced their intention to end the PCC venture and agreed to regain control of their original businesses. The results of operations and net assets of the remaining businesses Lucent previously contributed to PCC have been consolidated as of October 1, 1998. The revenues are included in Other Systems and Products. In December 1998, Lucent sold certain assets of the wireless handset portion of the remaining businesses to Motorola. Lucent is continuing to look for opportunities to sell the remaining consumer products businesses.

 12                                                         Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)
9.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 1998 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent beyond that provided for at December 31, 1998 would not be material to the annual consolidated financial statements.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites which range from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any amounts of environmental costs that may be incurred in excess of those provided for at December 31, 1998 cannot be determined.

13                                                            Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)
10. SUBSEQUENT EVENTS

Kenan Systems Corporation
-------------------------
On January 11, 1999, Lucent announced its intention to merge with Kenan Systems Corporation, a privately held developer of third-party billing and customer care software, in exchange for 12.88 million shares of Lucent common stock. Lucent expects that the acquisition will be completed in Lucent's second fiscal quarter ending March 31, 1999 and be accounted for as a pooling of interests.

Ascend Communications, Inc.
---------------------------
On January 13, 1999, Lucent announced that it had entered into a definitive agreement to merge with Ascend Communications, Inc. Under the terms of the agreement, which was approved by each company's board of directors, each share of Ascend common stock will be converted into 0.825 shares of Lucent common stock. Based on Lucent's closing stock price of $107-7/8 on January 12, 1999, the transaction would be valued at approximately $20 billion.

The transaction, which is subject to customary conditions and regulatory approvals, is expected to be completed during Lucent's third fiscal quarter, which ends June 30, 1999, and is expected to be accounted for as a pooling of interests.

WaveAccess Ltd.
---------------

On January 22, 1999, Lucent completed the acquisition of the remaining 80 percent of WaveAccess Ltd. for $45 in cash. In May 1998, Lucent had acquired a 20 percent stake in the company. WaveAccess is a developer of high-speed systems for wireless data communications. The acquisition will be accounted for using the purchase method of accounting.

The purchase is expected to result in a one-time, non-tax deductible, non-cash charge to earnings for purchased in-process research and development in the quarter ending March 31, 1999. The amount of the charge has not yet been determined. The remaining purchase price will be allocated to tangible assets and intangible assets, including goodwill and existing technology, less liabilities assumed.

 14                                                           Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

HIGHLIGHTS

Lucent reported net income of $2,708 million, or $2.00 per share (diluted) for the quarter ended December 31, 1998. Included in net income is a $1,308 million (or $0.96 per share-diluted) cumulative effect of an accounting change related to Lucent's pension and postretirement benefits (see Note 2). The year-ago quarterly net income was $792 million, or $0.61 per share (diluted). Excluding the one-time gain from the cumulative effect of the accounting change and the in-process research and development charge associated with the acquisition of Quadritek, which Lucent completed during the current quarter (see Note 4), Lucent's net income was $1,414 million, or $1.05 per share (diluted) for the three months ended December 31, 1998. This compares to net income of $1,124 million, or $0.86 per share (diluted) for the three months ended December 31, 1997, excluding the in-process research and development charge associated with the acquisition of Livingston and the gain on the sale of Advanced Technology Systems ("ATS").

Gross margin increased $613 million for the quarter ended December 31, 1998 compared with the year-ago quarter. The increase in gross margin was primarily due to higher sales volume and improved performance on multi-year contracts compared with the same quarter last year.

Operating income of $2,097 million reflects an increase of $703 million in the quarter compared with the same quarter in 1997 and was 22.8% of revenues. The increase was primarily due to the increased gross margin described above and a non-cash reduction in benefits costs of $108 million resulting from the change in Lucent's pension and postretirement accounting as described in Note 2.

On October 1, 1998, Lucent completed the purchase of Quadritek for $50 million in cash. The acquisition was accounted for using the purchase method of accounting and has been included in the balance sheet at December 31, 1998.

On January 11, 1999, Lucent announced its intention to merge with Kenan Systems Corporation, a privately held developer of third-party billing and customer care software, in exchange for 12.88 million shares of Lucent common stock. Lucent expects that the acquisition will be completed in Lucent's second fiscal quarter ending March 31, 1999 and be accounted for as a pooling of interests.

On January 13, 1999, Lucent announced that it had entered into a definitive agreement to merge with Ascend Communications, Inc. Under the terms of the agreement, which was approved by each company's board of directors, each share of Ascend common stock will be converted into 0.825 shares of Lucent common stock. Based on Lucent's closing stock price of $107-7/8 on January 12, 1999, the transaction would be valued at approximately $20 billion. The transaction, which is subject to customary conditions and regulatory approvals, is expected to be completed during Lucent's third fiscal quarter, which ends June 30, 1999, and is expected to be accounted for as a pooling of interests.

On January 22, 1999, Lucent completed the acquisition of the remaining 80% interest in WaveAccess for $45 million in cash. The acquisition will be accounted for using the purchase method of accounting and will be included in financial statements for the quarter ending March 31, 1999.

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

Lucent has been successful in diversifying its customer base and seeking out new types of customers globally. These new types of customers include competitive access providers, competitive local exchange carriers, wireless service providers, cable television network operators and computer manufacturers.

Historically, a limited number of customers have provided a substantial portion of Lucent's total revenues. The loss of any of these customers, or any substantial reduction in orders by any of these customers, could materially adversely affect Lucent's operating results.

 16                                                         Form 10-Q - Part I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION



REVENUES - THREE MONTHS ENDED DECEMBER 31, 1998 VERSUS THREE MONTHS ENDED DECEMBER 31, 1997

Total revenues increased 5.5% to $9,204 million in the quarter compared with the same quarter of 1997, due to increases in sales from Systems for Network Operators, Business Communications Systems, Microelectronic Products and Other Systems and Products. For the quarter, sales within the United States decreased by 9.7% compared with the same quarter in 1997 and sales outside the United States increased 49.0% compared with the same quarter last year.

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the three months ended December 31, 1998 and 1997:

                                                      Three Months
                                                        Ended
                                                      December 31,
  Dollars in Millions                       ------------------------------
                                                1998              1997
                                            -------------     ------------
Systems for Network Operators........       $6,115   66%      $5,943   68%
Business Communications Systems......        1,975   22        1,930   22
Microelectronic Products.............          821    9          775    9
Other Systems and Products...........          293    3           76    1
Total................................       $9,204  100%      $8,724  100%

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $172 million, or 2.9% in 1998 compared with the same quarter in 1997. Revenues were driven by sales of switching systems with associated software, optical networking systems, data networking systems for service providers, and services. Continued demand for data services and Internet access in businesses and residences contributed to the group's quarterly revenues.

Revenues from Systems for Network Operators in the United States decreased by 19.2% over the year-ago quarter. The revenue decrease in the United States was primarily due to expected software revenues that were delayed into the second and third quarters. Another factor was an exceptionally strong comparative quarter in fiscal 1998 when Lucent benefited from revenues associated with personal communications services ("PCS") wireless buildouts. Revenues generated outside the United States increased 66.7% compared with the same quarter in 1997 due to revenue growth in the Europe/Middle East/Africa and Caribbean/Latin America regions and China. Revenues generated outside the United States represented 41.6% of revenues for the quarter compared with 25.7% for the same quarter of 1997.

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $45 million, or 2.3% compared with the year-ago quarter. Increased sales of DEFINITY(R) enterprise communication servers, including those with Call Center applications, messaging systems, and enterprise data networking systems contributed to the increased revenue for the quarter. Sales within the United States increased 3.2% for the quarter compared with the same quarter of 1997. Revenues generated outside the United States decreased by 1.7%. Revenues generated outside the United States represented 17.9% of revenues for the quarter compared with 18.7% in the same quarter in 1997.


--------------------------------------
(R)  Registered trademark of Lucent

 17                                                           Form 10-Q - Part I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Revenues from MICROELECTRONIC PRODUCTS increased $46 million, or 5.9% compared with the year-ago quarter driven by sales of chips for high-speed communications, mass storage, data networking and optoelectronic components. These increases were partially offset by decreased sales of power systems. Sales within the United States decreased 7.8% compared to the same quarter in 1997. Revenues generated outside the United States increased 20.3%. The growth in revenues outside the United States was driven by sales in the Asia/ Pacific and Europe/Middle East/Africa regions. Revenues generated outside the United States represented 55.4% of sales for the quarter compared with 48.8% for the same quarter of 1997.

Revenues from OTHER SYSTEMS AND PRODUCTS increased $217 million compared with the year-ago quarter primarily due to the consolidation of the businesses regained from the PCC venture (see Note 8).

COSTS AND GROSS MARGIN - THREE MONTHS ENDED DECEMBER 31, 1998 VERSUS THREE MONTHS ENDED DECEMBER 31, 1997

Total costs decreased by $133 million, or 2.9% in 1998 compared with the same quarter in 1997 primarily due to better performance on multi-year contracts and improved cost management partially offset by the costs related to the high sales volume. As a percentage of revenue, gross margin increased to 52.3% from 48.2% in the year-ago quarter. The increase this quarter compared with the same quarter in 1997 reflects improved performance on multi-year contracts and higher profits on certain products offset by a delayed recognition of software revenues. Based on current planning assumptions, Lucent expects that its full 1999 fiscal year gross margin will exceed fiscal year 1998, but at a lower level than achieved for the first fiscal quarter.

OPERATING EXPENSES - THREE MONTHS ENDED DECEMBER 31, 1998 VERSUS
THREE MONTHS ENDED DECEMBER 31, 1997

Selling, general and administrative expenses as a percentage of revenues were 19.3% for the quarter, up 1.5 percentage points compared with 17.8% for the same quarter in 1997. Excluding the amortization expense associated with goodwill and existing technology for both years, selling, general and administrative expenses as a percentage of revenues was 18.7%, an increase of 1.1 percentage points from the same quarter in 1997.

Selling, general and administrative expenses increased $219 million, or 14.1% compared with the same year-ago quarter. This increase was attributed to investment in growth initiatives as well as the increase in amortization expense associated with goodwill and existing technology. Amortization expense associated with goodwill and existing technology was $57 million for the quarter, an increase of $34 million from the year-ago quarter.

Research and development expenses represented 10.1% of revenues for the quarter compared with 9.5% of revenues for the same quarter of 1997.

Research and development expenses increased $97 million during the quarter compared with the same year-ago quarter. This was primarily due to increased expenditures in support of wireless, data networking, optical networking and switching and access systems.

The purchased in-process research and development expenses for the quarter were $21 million associated with the acquisition of Quadritek compared with $427 million related to the acquisition of Livingston for the same quarter of 1997.

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - THREE MONTHS ENDED DECEMBER 31, 1998 VERSUS THREE MONTHS ENDED DECEMBER 31, 1997

Other income - net decreased $44 million to $102 million for the quarter compared with the same quarter in 1997. The decrease was primarily due to the gain on ATS recorded in the prior quarter partially offset by lower net equity losses and lower losses on foreign exchange in the current quarter.

 18                                                         Form 10-Q - Part I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


Interest expense for the quarter increased $16 million to $78 million compared with the same quarter in 1997. The increase in interest expense is due to higher debt levels for the quarter ended December 31, 1998 compared with the same quarter in 1997.

The effective income tax rate of 34.0% for the quarter ended December 31, 1998 decreased from 46.4% for the prior year quarter. Excluding the purchased in-process research and development expenses associated with the Quadritek acquisition in 1998 and the Livingston acquisition in 1997, the effective income tax rate remained at 34.0% for the quarter ended December 31, 1998 compared with 36.0% in the prior year quarter. This decrease was primarily due to increased research and experimentation tax credits and the tax impact of foreign activity.

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets increased $4,921 million, or 18.4%, from fiscal year-end 1998. This increase was largely due to increases in accounts receivable and prepaid pension costs of $2,246 million and $2,314 million, respectively. The increase in accounts receivable was primarily related to higher sales volume in the last month of the quarter. Prepaid pension costs increased due to the change in accounting for pensions.

Total liabilities increased $2,018 million, or 9.5% from fiscal year-end 1998. This increase was due primarily to higher commercial paper balances.

Working capital, defined as current assets less current liabilities, increased $1,260 million from September 30, 1998, primarily resulting from the increase in accounts receivable and inventories partially offset by higher commercial paper balances.

Lucent expects that, from time to time, outstanding commercial paper balances may be replaced with short- or long-term borrowings as market conditions permit. At December 31, 1998, Lucent maintained approximately $5,400 million in credit facilities of which a portion is used to support Lucent's commercial paper program. At December 31, 1998, approximately $4,900 million was unused. Future financings will be arranged to meet Lucent's requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions. Lucent anticipates that borrowings under its bank credit facilities, the issuance of additional commercial paper, cash generated from operations and short- and long-term debt financings will be adequate to satisfy its future cash requirements, although there can be no assurance that this will be the case.

Network operators, inside and outside the United States, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to over a billion dollars. Lucent has increasingly provided or arranged long-term financing for customers. As market conditions permit, Lucent's intention is to lay off these long-term financing arrangements, which may include both commitments and drawn down borrowings, to financial institutions and investors. This enables Lucent to reduce the amount of its commitments and free up additional financing capacity.

As of December 31, 1998, Lucent had made commitments or entered into an agreement to extend credit to certain network operators, including PCS and wireless operators, for an aggregate of approximately $3,190 million. As of December 31, 1998, approximately $440 million had been advanced and was outstanding. Included in the $3,190 million is approximately $2,810 million to twelve network operators for possible future sales. As of December 31, 1998, approximately $350 million had been advanced and outstanding under seven of these arrangements.

 19                                                         Form 10-Q - Part I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

As part of the revenue recognition process, Lucent assesses the collectibility of its receivables relating to contracts with customers for which Lucent provides financing.

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

RISK MANAGEMENT

Lucent is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations, financial condition and cash flow. Lucent manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments are viewed as risk management tools and are not used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage Lucent's exposure to nonperformance by the counterparties on such instruments.

Lucent manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost effective manner, Lucent, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. Lucent had no material interest rate swap agreements in effect as of December 31, 1998 and September 30, 1998. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future.

CASH FLOWS

Cash used in operating activities for the three months ended December 31, 1998 was $1,101 million compared with cash provided by operating activities of $385 in the same year-ago quarter. This reduction in cash was primarily due to increases in accounts receivable and inventories, offset by a decrease in payroll and benefit related liabilities.

Cash payments of $13 million were made for the quarter ended December 31, 1998, for the 1995 business restructuring charge. Of the 23,000 positions that Lucent announced it would eliminate in connection with the restructuring charges, approximately 20,100 positions have been eliminated as of December 31, 1998.

 20                                                           Form 10-Q - Part I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION



Comparing the quarters ended December 31, 1998 and 1997, cash used in investing activities increased to $367 million from $10 million primarily due to the cash used for acquisitions and a reduction in cash from dispositions.

Capital expenditures were $343 million and $261 million for the quarters ended December 31, 1998 and 1997, respectively. Capital expenditures relate to expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity, and expenditures for cost reduction efforts and international growth.

Cash provided by financing activities for the quarter ended December 31, 1998 was $1,713 million compared with $478 million used in financing activities in the same quarter a year-ago. This increase in cash provided by financing activities was primarily due to increased issuances of both short- and long-term debt.

The ratio of total debt to total capital (debt plus equity) was 42.2% at December 31, 1998 compared to 45.6% at September 30, 1998.

OTHER

Lucent's current and historical operations are subject to a wide range of environmental protection laws. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities underway at numerous current and former facilities. In addition, Lucent was named a successor to AT&T as a potentially responsible party ("PRP") at numerous "Superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or comparable state statutes. Under the Separation and Distribution Agreement, among AT&T, Lucent and NCR Corporation dated as of February 1, 1996, as amended and restated, Lucent is responsible for all liabilities primarily resulting from or related to the operation of Lucent's business as conducted at any time prior to or after the Separation including related businesses discontinued or disposed of prior to the Separation, and Lucent's assets including, without limitation, those associated with these sites. In addition, under the Separation and Distribution Agreement, Lucent is required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site which ranges from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and

 21                                                          Form 10-Q - Part I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION


management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital and other expenditures that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any amounts of environmental costs that may be incurred in excess of those provided for at December 31, 1998 cannot be determined.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industries in which Lucent operates, management's beliefs and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of Lucent. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Lucent undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include increasing price and product/services competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes and Lucent's ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; the achievement of lower costs and expenses; the ability to successfully integrate the operations and business of Ascend, Kenan and other acquired companies; the outcome and impact of Year 2000; domestic and foreign governmental and public policy changes which may affect the level of new investments and purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; customer demand for Lucent's products and services; technological, implementation and cost/financial risks in the increasing use of large, multi-year contracts; the cyclical nature of Lucent business; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support Lucent's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other Future Factors.

For a further description of Future Factors that could cause actual results to differ materially from such forward-looking statements, see below in this report including the other sections referred to and also see the discussion in Lucent's Form 10-K for the year ended September 30, 1998 in Item 1 in the section entitled "OUTLOOK-Forward Looking Statements" and the remainder of the OUTLOOK section.

 22                                                        Form 10-Q - Part I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Competition:
See discussion above under KEY BUSINESS CHALLENGES.

Dependence On New Product Development:
The markets for Lucent's principal products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating communications systems for network operators and business customers. Lucent's operating results will depend to a significant extent on its ability to continue to introduce new systems, products, software and services successfully on a timely basis and to reduce costs of existing systems, products, software and services. The success of these and other new offerings is dependent on several factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of Lucent's competitors and market acceptance. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability, including, in some cases, certification by international and domestic standards-setting bodies.

Reliance on Major Customers:
See discussion above under KEY BUSINESS CHALLENGES.

Readiness for Year 2000:
Lucent is engaged in a major effort to minimize the impact of the Year 2000 date change on Lucent's products, information technology systems, facilities and production infrastructure. Lucent has targeted June 30, 1999 for completion of these efforts.

The Year 2000 challenge is a priority within Lucent at every level of Lucent. Primary Year 2000 preparedness responsibility rests with program offices which have been established within each of Lucent's product groups and corporate centers. A corporate-wide Lucent Year 2000 Program Office ("LYPO") monitors and reports on the progress of these offices. Each program office has a core of full-time individuals augmented by a much larger group who have been assigned specific Year 2000 responsibilities in addition to their regular assignments. Further, Lucent has engaged third parties to assist in its readiness efforts in certain cases. LYPO has established a methodology to measure, track and report Year 2000 readiness status consisting of five steps: inventory; assessment; remediation; testing and deployment.

Lucent is completing programs to make its new commercially available products Year 2000 ready and has developed evolution strategies for customers who own non-Year 2000 ready Lucent products. The majority of the upgrades and new products needed to support customer migration are already generally available. By the end of 1998, all but a few of these products were generally available.

Lucent has launched extensive efforts to alert customers who have non-Year 2000 ready products, including direct mailings, phone contacts and participation in user and industry groups. Lucent also has a Year 2000 website www.lucent.com/y2k that provides Year 2000 product information. Lucent continues to cooperate in the Year 2000 information sharing efforts of the Federal Communications Commission and other governmental bodies.

Lucent believes it has sufficient resources to provide timely support to its customers that require product migrations or upgrades. However, because this effort is heavily dependent on customer cooperation, Lucent continues to monitor customer response and will take steps to improve customer responsiveness, as necessary. Also, Lucent is continuing contingency planning to address potential spikes in demand for customer support resulting from the Year 2000 date change. These plans are targeted for completion by April 30, 1999.

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

Currently, approximately 65% of Lucent's information technology infrastructure has been determined to be Year 2000 ready and is deployed for use. Approximately, 65% of our business applications lines of code that are supported by Lucent's information technology group are now Year 2000 ready and have been deployed or are awaiting deployment. LYPO is monitoring the progress of readiness efforts across Lucent, with a special emphasis on the early identification of any areas where progress to-date could indicate difficulty in meeting Lucent's June 1999 internal readiness target date. Lucent is developing specific contingency plans, as appropriate.

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

To ensure the continued delivery of third party products and services, Lucent's procurement organization has analyzed Lucent's supplier base and has sent surveys to approximately 5,000 suppliers. Follow-up efforts have commenced to obtain feedback from critical suppliers. To supplement this effort, Lucent is conducting readiness reviews of the Year 2000 status of the suppliers ranked as most critical based on the nature of their relationship with Lucent, the product/service provided and/or the content of their survey responses. Almost all of Lucent's suppliers are still deeply engaged in executing their Year 2000 readiness efforts and, as a result, Lucent cannot, at this time, fully evaluate the Year 2000 risks to its supply chain. Lucent will continue to monitor the Year 2000 status of its suppliers to minimize this risk and will develop appropriate contingent responses as the risks become clearer.

The risk to Lucent resulting from the failure of third parties in the public and private sector to attain Year 2000 readiness is the same as other firms in Lucent's industry or other business enterprises generally. The following are representative of the types of risks that could result in the event of one or more major failures of Lucent's information systems, factories or facilities to be Year 2000 ready, or similar major failures by one or more major third party suppliers to Lucent: (1) information systems--could include interruptions or disruptions of business and transaction processing such as customer billing, payroll, accounts payable and other operating and information processes, until systems can be remedied or replaced; (2) factories and facilities--could include interruptions or disruptions of manufacturing processes and facilities with delays in delivery of products, until non-compliant conditions or components can be remedied or replaced; and (3) major suppliers to Lucent--could include interruptions or disruptions of the supply of raw materials, supplies and Year 2000 ready components which could cause interruptions or disruptions of manufacturing and delays in delivery of products, until the third party supplier remedied the problem or contingency measures were implemented. Risks of major failures of Lucent's principal products could include adverse functional impacts experienced by customers, the costs and resources for Lucent to remedy problems or replace products where Lucent is obligated or undertakes to take such action, and delays in delivery of new products.

 24                                                         Form 10-Q - Part I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Lucent believes it is taking the necessary steps to resolve Year 2000 issues; however, given the possible consequences of failure to resolve significant Year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on Lucent. Lucent estimates that the costs of efforts to prepare for Year 2000 from calendar year 1997 through 2000 is about $535 million, of which an estimated $280 million has been spent as of December 31, 1998. Lucent has been able to reprioritize work projects to largely address Year 2000 readiness needs within its existing organizations. As a result, most of these costs represent costs that would have been incurred in any event. These amounts cover costs of the Year 2000 readiness work for inventory, assessment, remediation, testing and deployment including fees and charges of contractors for outsourced work and consultant fees. Costs for previously contemplated updates and replacements of Lucent's internal systems and information systems infrastructure have been excluded without attempting to establish whether the timing of non-Year 2000 replacement or upgrading was accelerated.

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

European Monetary Union - Euro:
On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new common legal currency. As of that date, the Euro is trading on currency exchanges, and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002.

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

 25                                                          Form 10-Q - Part I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

Employee Relations:
On December 31, 1998, Lucent employed approximately 143,800 persons, of whom 78% were located in the United States. Of these domestic employees, 40% are represented by unions, primarily the Communications Workers of America ("CWA")and the International Brotherhood of Electrical Workers ("IBEW"). Lucent has concluded new five year agreements with the CWA and IBEW expiring May 31, 2003.

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

Legal Proceedings and Environmental:
See discussion above in Note 9 - COMMITMENTS AND CONTINGENCIES and OTHER.

 26                                                          Form 10-Q - Part I

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                       OPERATIONS AND FINANCIAL CONDITION

RECENT PRONOUNCEMENTS

In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9, Modification of SOP 97-2, "Software Revenue Recognition," with Respect to Certain Transactions ("SOP 98-9"). SOP 98-9 amends SOP 97-2 to require recognition for multiple-element arrangements by means of the "residual method" in certain circumstances. The provisions of SOP 98-9 that extend the deferral of certain passages of SOP 97-2 became effective December 15, 1998. All other provisions are effective for transactions entered into in fiscal years beginning after March 15, 1999. Earlier application for financial statements or information that has not been issued is permitted and retroactive application is prohibited. SOP 98-9 is not expected to have a material impact on Lucent's consolidated results of operations, financial position or cash flows.

 27                                                        Form 10-Q - Part II

                      Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit Number

     (12)              Computation of Ratio of Earnings to Fixed Charges

     (18)              Preferability Letter on Accounting Change from
                           PricewaterhouseCoopers LLP

     (27)              Financial Data Schedule


(b) Reports on Form 8-K:

     Current Report on Form 8-K dated October 22, 1998 was filed pursuant to
     Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

 28                                                          Form 10-Q


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            Lucent Technologies Inc.









Date February 16, 1999



                          By James S. Lusk
                          Vice President and Controller
                         (Principal Accounting Officer)