Form 10-Q
period 1999-03-31
LUCENT TECHNOLOGIES INC
filed 1999-05-13
CIK 1006240

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

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

At April 30, 1999, 2,672,481,440 common shares were outstanding.

 2                                                           Form 10-Q - Part I

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                           For the Three        For the Six
                                            Months Ended       Months Ended
                                             March 31,           March 31,
                                           1999     1998       1999      1998

Revenues.............................   $ 8,220  $ 6,184    $ 17,484   $14,959

Costs................................     4,327    3,436       8,725     7,958

Gross margin.........................     3,893    2,748       8,759     7,001

Operating Expenses:
Selling, general and
  administrative expenses ...........     1,902    1,501       3,688     3,068
Research and development expenses ...     1,139      932       2,070     1,764
In-process research
 and development expenses............        18      157          39       584
Total operating expenses.............     3,059    2,590       5,797     5,416

Operating income.....................       834      158       2,962     1,585
Other income (expense) - net ........       (65)      31          37       178
Interest expense.....................        95       58         173       120
Income before income taxes...........       674      131       2,826     1,643
Provision for income taxes...........       232      102         956       789

Income before cumulative effect of
  accounting change..................       442       29       1,870       854

Cumulative effect of accounting change
 (net of income taxes of $842).......         -        -       1,308         -

Net income...........................   $   442  $    29    $  3,178   $   854

Earnings per common share - basic:
Income before cumulative effect of
  accounting change..................   $   0.17 $   0.01   $   0.70   $  0.33
Cumulative effect of accounting
  change ............................          -        -       0.49         -
Net income...........................   $   0.17 $   0.01   $   1.19   $  0.33

Earnings per common share - diluted:
Income before cumulative effect of
  accounting change..................   $   0.16 $   0.01   $   0.68   $  0.32
Cumulative effect of accounting
  change ............................          -        -       0.48         -
Net income...........................   $   0.16 $   0.01   $   1.16   $  0.32

Dividends declared
  per common share...................   $   0.00 $   0.00   $   0.04   $  0.0375


See Notes to Consolidated Financial Statements.

 3                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                          March 31,     September 30,
                                            1999            1998
ASSETS

Cash and cash equivalents..............   $   792        $   712

Accounts receivable less
 allowances of $349 at
 March 31, 1999 and $392 at
 September 30, 1998 ...................     8,752          7,014

Inventories............................     4,332          3,081

Contracts in process, net of contract
 billings of $4,370 at
 March 31, 1999 and $3,036 at
 September 30, 1998....................     1,106          1,259

Deferred income taxes - net............     1,632          1,623

Other current assets...................     1,160            493

Total current assets...................    17,774         14,182

Property, plant and equipment, net
  of accumulated depreciation of
  $6,935 at March 31, 1999 and
  $6,392 at September 30, 1998.........     5,751          5,410

Prepaid pension costs..................     6,210          3,754

Deferred income taxes - net............         -            750

Capitalized software development costs.       346            298

Other assets...........................     2,759          2,437

TOTAL ASSETS...........................   $32,840        $26,831


See Notes to Consolidated Financial Statements.



                                    (CONT'D)

 4                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                        March 31,      September 30,
                                           1999            1998
LIABILITIES

Accounts payable.......................   $ 2,410         $ 2,044
Payroll and benefit-related
  liabilities..........................     1,724           2,515
Postretirement and postemployment
  benefit liabilities..................       184             187
Debt maturing within one year..........     3,185           2,231
Other current liabilities..............     4,059           3,481

Total current liabilities..............    11,562          10,458

Postretirement and postemployment
  benefit liabilities..................     6,471           6,380
Long-term debt ........................     3,716           2,409
Other liabilities......................     2,040           1,969

Total liabilities .....................    23,789          21,216

Commitments and contingencies

SHAREOWNERS' EQUITY

Preferred stock-par value $1.00 per share
 Authorized shares: 250,000,000
 Issued and outstanding shares: none...         -               -
Common stock-par value $.01 per share
 Authorized shares: 6,000,000,000
 Issued and outstanding shares:
 2,672,362,415 at March 31, 1999
 2,658,545,914 at September 30, 1998...        27              27
Additional paid-in capital.............     4,996           4,569
Guaranteed ESOP obligation.............       (34)            (49)
Retained earnings......................     4,384           1,350
Accumulated other comprehensive
 income (loss).........................      (322)           (282)

Total shareowners' equity...............    9,051           5,615

TOTAL LIABILITIES AND
 SHAREOWNERS' EQUITY...................   $32,840         $26,831


See Notes to Consolidated Financial Statements.

 5                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)
                                                 For the Six Months
                                                   Ended March 31,
                                                 1999           1998
Operating Activities
Net income...............................     $ 3,178        $   854
Adjustments to reconcile net income
  to net cash (used in)provided by
  operating activities:
   Cumulative effect of accounting change      (1,308)             -
   Business restructuring charge(reversal)          -            (33)
   Depreciation and amortization.........         831            648
   Provision for uncollectibles..........          13             84
   Deferred income taxes.................         272             78
   Purchased in-process research and
     development.........................          39            584
   Increase in accounts receivable ......      (1,879)          (622)
   Increase in inventories
     and contracts in process............      (1,056)          (245)
   Increase(decrease) in accounts
     payable.............................         305           (227)
   Changes in other operating assets
     and liabilities.....................      (1,442)          (510)
   Other adjustments for noncash
     items - net.........................        (420)          (295)
Net cash (used in)provided by
 operating activities....................      (1,467)           316

Investing Activities
Capital expenditures ....................        (806)          (606)
Proceeds from the sale or disposal of
  property, plant and equipment..........          58             42
Purchases of equity investments..........        (116)           (68)
Sales of equity investments..............           1             25
Acquisitions of businesses,
 net of cash acquired....................        (212)           (15)
Dispositions of businesses...............          57            265
Other investing activities - net.........         (12)           (45)
Net cash used in investing activities....      (1,030)          (402)

Financing Activities
Repayments of long-term debt ............          (8)           (62)
Issuance of long-term debt...............       1,825            335
Proceeds of issuance of common stock.....         432            228
Dividends paid...........................        (106)           (97)
S-Corp distribution to stockholder                  -            (10)
Increase (decrease) in short-term
  borrowings - net.......................         455           (645)
Net cash provided by(used in)
  financing activities...................       2,598           (251)

See Notes to Consolidated Financial Statements.

                                    (CONT'D)

 6                                                           Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                  For the Six Months
                                                    Ended March 31,
                                                  1999          1998

Effect of exchange rate
  changes on cash........................          (21)          (42)

Net increase(decrease) in cash and
  cash equivalents.......................           80          (379)

Cash and cash equivalents
  at beginning of year...................          712         1,382

Cash and cash equivalents
  at end of period.......................      $   792       $ 1,003

















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

On February 26, 1999 Lucent acquired Kenan Systems Corporation, a privately held developer of third-party billing and customer care software, in exchange for
25.76 million shares of Lucent common stock. The transaction was accounted for as a pooling-of-interests. The unaudited consolidated financial statements of Lucent for prior periods have been restated to include the financial position, cash flows and results of operations of Kenan. The unaudited consolidated statements of income for the three and six month periods ended March 31, 1998 were derived by combining the results of operations of Lucent for the three and six months ended March 31, 1998, respectively with the results of operations of Kenan for the three and six months ended June 30, 1998, respectively. The unaudited consolidated balance sheet at September 30, 1998 was derived by combining the financial position of Lucent at September 30, 1998 with the financial position of Kenan at December 31, 1998. The unaudited consolidated statement of cash flows for the six months ended March 31, 1998 was derived by combining the cash flows of Lucent for the six months ended March 31, 1998 with the cash flows of Kenan for the six months ended June 30, 1998.

The preparation of financial statements during interim periods requires management to make numerous estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are reviewed periodically and the effect of revisions is reflected in the results of operations of the interim periods in which changes are determined to be necessary. During the three and six months ended March 31, 1999, improved performance on multi-year contracts and the resolution of certain contingencies had a positive impact on the reported results of operations.

The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto in Lucent's Form 10-K for the year ended September 30, 1998, the audited supplemental consolidated financial statements and notes thereto in Exhibit 99-1 of the Company's Form 8-K (dated February 26,
1999) for the year ended September 30, 1998 and the unaudited supplemental consolidated financial statements and notes thereto included in Exhibit 99-2 of the Company's Form 8-K (dated February 26, 1999) for the quarterly period ended December 31, 1998.

The financial statements presented have been restated to reflect the two-for-one splits of Lucent's common stock which became effective on April 1, 1998 and April 1, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ACCOUNTING CHANGE - EMPLOYEE BENEFIT PLANS

Effective October 1, 1998, Lucent changed its method for calculating the market-related value of plan assets used in determining the expected return-on-asset component of annual net pension and postretirement benefit costs. Under the previous accounting method, the calculation of the market-related value of plan assets included only interest and dividends immediately, while all other realized and unrealized gains and losses were amortized on a straight-line basis over a five-year period. The new method used to calculate market-related value includes immediately an amount based on Lucent's historical asset returns and amortizes the difference between that amount and the actual return on a straight-line basis over a five-year period. The new method is preferable under Statement of Financial Accounting Standards No. 87 because it results in calculated plan asset values that are closer to current fair value, thereby lessening the accumulation of unrecognized gains and losses, while still mitigating the effects of annual market value fluctuations.

 8                                                            Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

The cumulative effect of this accounting change related to periods prior to fiscal year 1999 of $2,150 ($1,308 after-tax, or $0.49 and $0.48 per basic and diluted share, respectively) is a one-time, non-cash credit to fiscal 1999 earnings. This accounting change also resulted in a reduction in benefit costs as a result of the change in Lucent's pension and postretirement accounting in the three and six months ended March 31, 1999 that increased income by $107 ($65 after-tax, or $0.02 per basic and diluted share) and $215 ($130 after-tax, or $0.05 per basic and diluted share), respectively as compared to the previous accounting method. A comparison of pro forma amounts is presented below showing the effects if the accounting change were applied retroactively:

                                              Three Months                Six Months
                                             Ended March 31,            Ended March 31,
                                            1999       1998            1999       1998
                                            ----       ----            ----       ----
Net Income                                  $  442    $   89          $1,870    $  973
         Earnings per share-basic           $ 0.17    $ 0.03          $ 0.70    $ 0.37
         Earnings per share-diluted         $ 0.16    $ 0.03          $ 0.68    $ 0.37


3. COMPREHENSIVE INCOME

Lucent has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of October 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total shareowners' equity. The components of comprehensive income, net of tax, are as follows:

                                        Three Months Ended        Six Months Ended
                                             March  31,              March  31,
                                          1999       1998         1999       1998
                                       --------------------     --------------------
Net income...........................  $  442       $  29       $ 3,178     $  854

Other comprehensive income(loss):
 Foreign currency translation
    adjustments......................     (96)        (31)          (45)      (113)
 Unrealized holding gains(losses)
    arising during the period........     (13)          3            (2)       (18)
 Minimum pension liability adjustment       7           -             7          -
Comprehensive income.................  $  340       $   1       $ 3,138     $  723

The after-tax components of accumulated other comprehensive income(loss) are as follows:

                                           Foreign Currency              Total Accumulated
                                              Translation               Other Comprehensive
                                             Adjustments      Other        Income(Loss)
                                           ----------------   -----     -------------------
Accumulated other comprehensive income
  (loss) at September 30, 1998........        $ (279)         $ (3)           $ (282)
Other comprehensive income (loss)
 for the period.......................           (45)            5               (40)
Accumulated other comprehensive income
  (loss) at March 31, 1999............        $ (324)         $  2            $ (322)

The foreign currency translation adjustments are not currently adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries.

 9                                                          Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)
4.  ACQUISITIONS

In the quarter ended March 31, 1999, Lucent completed the purchases of WaveAccess Ltd., the Ethernet LAN component business of Enable Semiconductor, and Sybarus Technologies. In the quarter ended December 31, 1998 Lucent completed the purchase of Quadritek Systems, Inc.

The following table presents the aggregate information related to these acquisitions:

                                Three Months Ended        Three Months Ended
                                     12/31/98                   3/31/99
                               --------------------      --------------------
Purchase price................         $50                       $137
Goodwill......................          24                        109
Existing technology...........           5                         12
Purchased IPR&D (after-tax)...          14                         15
Goodwill amortization
  period (years)..............           8                        4-7
Existing technology
  amortization period (years).           6                          7

All of the above acquisitions were accounted for under the purchase method of accounting.

Included in the purchase price for the above acquisitions was purchased in-process research and development, which was a noncash charge to earnings as the related technology had not reached technological feasibility and had no future alternative use. The remaining purchase price, less liabilities assumed, was allocated to tangible assets and intangible assets, including goodwill and existing technology.

The value allocated to purchased in-process research and development was determined utilizing an income approach that included an excess earnings analysis reflecting the appropriate cost of capital for the investment. Estimates of future cash flows related to the in-process research and development were made for each project based on Lucent's estimates of revenue, operating expenses and income taxes from the project. These estimates were consistent with historical pricing, margins and expense levels for similar products.

Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses, income taxes and charges for the use of contributory assets were deducted from estimated revenues to determine estimated after-tax cash flows for each project. Estimated operating expenses include cost of goods sold, selling, general and administrative expenses and research and development expenses. The research and development expenses include estimated costs to maintain the products once they have been introduced into the market and generate revenues and costs to complete the in-process research and development.

The discount rates utilized to discount the projected cash flows were based on consideration of Lucent's weighted average cost of capital, as well as other factors including the useful life of each project, the anticipated profitability of each project, the uncertainty of technology advances that were known at the time and the stage of completion of each project.

Management is primarily responsible for estimating the fair value of the assets and liabilities acquired, and has conducted due diligence in determining the fair value. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses resulting from such acquisitions. Actual results could differ from those amounts.

 10                                                         Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

5. ASCEND COMMUNICATIONS, INC.

On January 13, 1999, Lucent announced that it had entered into a definitive agreement to merge with Ascend Communications, Inc. Under the terms of the agreement, which was approved by each company's board of directors, each share of Ascend common stock will be converted into 1.650 shares of Lucent common stock. Based on Lucent's closing stock price of $53 15/16 on January 12, 1999, the transaction would be valued at approximately $20 billion. The transaction, which is subject to customary conditions and regulatory approvals, is expected to be completed during Lucent's third fiscal quarter, which ends June 30, 1999, and is expected to be accounted for as a pooling-of-interests.

6.   SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories at March 31, 1999 and September 30, 1998 were as follows:

                                        March 31,       September 30,
                                          1999              1998
                                     --------------    ---------------
     Completed goods ...............    $ 2,281           $ 1,578
     Work in process and
       raw materials................      2,051             1,503
     Total inventories .............    $ 4,332           $ 3,081

7.   BUSINESS RESTRUCTURING AND OTHER CHARGES

For the three months ended March 31, 1999 and 1998, $19 and $99, respectively, were applied to the 1995 business restructuring reserve. For the six months ended March 31, 1999 and 1998, $32 and $137, respectively, were applied to the 1995 business restructuring reserve. Included in the three and six months ended March 31, 1998 activity was a $33 reversal of business restructuring and other charges primarily related to employee separations. The remaining reserve for business restructuring as of March 31, 1999 was $219.

8. EARNINGS PER COMMON SHARE

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

Earnings per share amounts for the periods presented have been restated to reflect the two-for-one splits of Lucent's common stock, which became effective on April 1, 1998 and April 1, 1999. The following table reconciles the number of shares utilized in the earnings per share calculations for the three and six month periods ended March 31, 1999 and 1998:

 11                                                         Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


                                     Three Months Ended       Six Months Ended
                                          March 31,               March 31,
                                       1999       1998        1999        1998
                                   -------------------------------------------
Net income........................   $  442     $   29       $3,178     $  854

Earnings per common share - basic:
 Income before cumulative effect
  of accounting change............   $ 0.17     $ 0.01       $ 0.70     $ 0.33
 Cumulative effect of accounting
   change.........................        -          -         0.49          -
 Net income.......................   $ 0.17     $ 0.01       $ 1.19     $ 0.33

Earnings per common share - diluted:
 Income before cumulative effect
   of accounting change...........   $ 0.16     $ 0.01       $ 0.68     $ 0.32
 Cumulative effect of accounting
   change.........................        -          -         0.48          -
 Net income.......................   $ 0.16     $ 0.01       $ 1.16     $ 0.32


Number of Shares (in millions)
----------------------------------
Common shares - basic.............  2,666.7    2,633.9      2,663.5    2,617.1

Effect of dilutive securities:
 Stock options....................     72.9       47.1         70.2       41.8
 Other............................      5.0        2.5          5.0        1.8

Common shares - diluted...........  2,744.6    2,683.5      2,738.7    2,660.7

Options excluded from the
computation of earnings per share
- diluted since option exercise
price was greater than the
average market price of the
common shares for the period......      1.1        0.3          1.4        0.5

9.  PHILIPS CONSUMER COMMUNICATIONS ("PCC")

On October 1, 1997, Lucent contributed its Consumer Products business to a new venture formed by Lucent and Philips Electronics N.V. ("Philips") in exchange for 40% ownership of PCC. On October 22, 1998, Lucent and Philips announced their intention to end the PCC venture and agreed to regain control of their original businesses. The results of operations and net assets of the remaining businesses Lucent previously contributed to PCC have been consolidated as of October 1, 1998. The revenues are included in Other Systems and Products. In December 1998, Lucent sold certain assets of the wireless handset portion of the remaining businesses to Motorola. Lucent is continuing to look for opportunities to sell the remaining consumer products businesses.

 12                                                         Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

10.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 1999 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent beyond that provided for at March 31, 1999 would not be material to the annual consolidated financial statements.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites which range from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at March 31, 1999 cannot be estimated.

 13                                                         Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


11. SUBSEQUENT EVENTS

Mosaix
------
On April 5, 1999, Lucent announced its intention to acquire Mosaix, a Redmond, Washington-based provider of software that links companies' front and back offices and helps them deliver more responsive and efficient customer service. Under the terms of the agreement, each share of Mosaix will be converted into
0.1927 shares of Lucent -- $10.77 per Mosaix share, based on Lucent's April 1, 1999 closing stock price of $55.875. The value of the transaction would be approximately $145, including approximately 2.8 million common shares to be reissued by Mosaix, based on Lucent's closing price on April 1, 1999. Lucent expects that the acquisition will be completed in the quarter ended June 30, 1999 and be accounted for as a pooling-of-interests.

 14                                                         Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

HIGHLIGHTS

Lucent reported net income of $442 million, or $0.16 per share(diluted) for the quarter ended March 31, 1999. The year-ago quarterly net income was $29 million, or $0.01 per share(diluted). For the current six month period, Lucent reported net income of $3,178 million, or $1.16 per share(diluted) compared with net income of $854 million, or $0.32 per share(diluted) in the same prior period. Included in the current six month results is a $1,308 million (or $0.48 per share-diluted) cumulative effect of accounting change related to Lucent's pension and postretirement benefits (see Note 2). Lucent's income before the cumulative effect of accounting change was $1,870 million for the six month period ended March 31, 1999. Net income for the three and six month periods ended March 31, 1998 includes a $33 million, pre-tax (or $21 million, after-tax) reversal of the 1995 business restructuring charges.

Gross margin increased $1,145 million and $1,758 million for the quarter and six month periods ended March 31, 1999, respectively, compared with the year- ago periods. These increases in gross margin were primarily due to higher sales volume and improved performance on multi-year contracts compared with the same periods of the prior year.

Operating income of $834 million reflects an increase of $676 million in the quarter compared with the same quarter in 1998 and was 10.1% of revenues. For the six months ended March 31, 1999, operating income of $2,962 million reflects an increase of $1,377 million, largely due to increased sales levels.

On January 13, 1999, Lucent announced that it had entered into a definitive agreement to merge with Ascend Communications, Inc. Under the terms of the agreement, which was approved by each company's board of directors, each share of Ascend common stock will be converted into 1.65 shares of Lucent common stock. Based on Lucent's closing stock price of $53 15/16 on January 12, 1999, the transaction would be valued at approximately $20 billion. The transaction, which is subject to customary conditions and regulatory approvals, is expected to be completed during Lucent's third fiscal quarter, which ends June 30, 1999, and is expected to be accounted for as a pooling-of-interests.

On January 22, 1999, Lucent completed the acquisition of WaveAccess. The acquisition was accounted for using the purchase method of accounting and has been included in the financial statements for the periods ended March 31, 1999.

On February 22, 1999, Lucent acquired Sybarus Technologies, a privately held semiconductor design company based in Ottawa, Canada. The transaction was accounted for under the purchase method of accounting and has been included in the financial statements for the periods ended March 31, 1999.

During the quarter ended March 31, 1999, Lucent acquired the Ethernet LAN component business of Enable Semiconductor ("Enable"), a privately held company based in Milpitas, California. The transaction was accounted for under the purchase method of accounting and has been included in the financial statements for the periods ended March 31, 1999.

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

 16                                                         Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


REVENUES - THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

Total revenues increased 32.9% to $8,220 million in the quarter compared with the same quarter of 1998, due to increases in sales from Systems for Network Operators, Business Communications Systems, Microelectronic Products and Other Systems and Products. For the quarter, sales within the United States increased by 24.3% compared with the same quarter in 1998 and sales outside the United States increased 60.6% compared with the same quarter last year. Sales outside of the United States were 28.8% of revenues for the current quarter as compared to 23.9% of revenues for the year-ago quarter.

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the three months ended March 31, 1999 and 1998:

                                                      Three Months
                                                         Ended
                                                       March  31,
  Dollars in Millions                       --------------------------------
                                                 1999             1998
                                            -------------    ---------------
Systems for Network Operators........       $5,149   63%     $3,681   60%
Business Communications Systems......        1,987   24       1,730   28
Microelectronic Products.............          851   10         705   11
Other Systems and Products...........          233    3          68    1
Total................................       $8,220  100%     $6,184  100%

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $1,468 million, or 39.9% in 1999 compared with the same quarter in 1998. Revenues were driven by sales of wireless systems, optical networking systems, data networking systems for service providers, switching systems, communications software and services. Continued demand for data services and Internet access in businesses and residences contributed to the group's quarterly revenues.

Revenues from Systems for Network Operators in the United States increased by 28.1% over the year-ago quarter. Revenues generated outside the United States increased 82.6% compared with the same quarter in 1998 due to revenue growth in all major international regions. Revenues generated outside the United States represented 28.2% of revenues for the quarter compared with 21.6% for the same quarter of 1998.

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $257 million, or 14.9% compared with the year-ago quarter. Increased sales of Definity(R) enterprise communication servers, including those with Call Center applications, messaging systems, and NetCare(R) services contributed to the increased revenue for the quarter. Sales within the United States increased 10.3% for the quarter compared with the same quarter of 1998. Revenues generated outside the United States increased by 33.9%. Revenues generated outside the United States represented 22.6% of revenues for the quarter compared with 19.4% in the same quarter in 1998.


--------------------------------------
(R)  Registered trademark of Lucent

 17                                                         Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Revenues from MICROELECTRONIC PRODUCTS increased $146 million, or 20.7% compared with the year-ago quarter driven by sales of optoelectronics components and customized chips for high performance communications, data networking, and computing. Increased revenues from power systems also contributed to the increase. Sales within the United States increased 4.7% compared to the same quarter in 1998. Revenues generated outside the United States increased 37.3%. The growth in revenues outside the United States was driven by sales in the Asia/Pacific, including China, and Europe/Middle-East/Africa regions. Revenues generated outside the United States represented 55.8% of sales for the quarter compared with 49.1% for the same quarter of 1998.

Revenues from OTHER SYSTEMS AND PRODUCTS increased $165 million compared with the year-ago quarter primarily due to the consolidation of the businesses regained from the PCC venture (see Note 9).

COSTS AND GROSS MARGIN - THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

Total costs increased by $891 million, or 25.9% in 1999 compared with the same quarter in 1998 primarily due to higher sales volume. As a percentage of revenue, gross margin increased to 47.4% from 44.4% in the year-ago quarter. The increase this quarter compared with the same quarter in 1998 reflects a more favorable mix of products and improved performance on multi-year contracts.

OPERATING EXPENSES - THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

Selling, general and administrative expenses as a percentage of revenues were 23.1% for the quarter, a decrease of 1.2 percentage points compared with 24.3% for the same quarter in 1998.

Selling, general and administrative expenses increased $401 million, or 26.7% compared with the same year-ago quarter. This increase was primarily associated with higher sales levels.

Research and development expenses represented 13.9% of revenues for the quarter compared with 15.1% of revenues for the same quarter of 1998.

Research and development expenses increased $207 million during the quarter compared with the same year-ago quarter. This was primarily due to increased expenditures in support of wireless, data networking, optical networking and switching, and microelectronic products.

The purchased in-process research and development expenses for the 1999 quarter were $18 million associated with the acquisitions of Sybarus, WaveAccess and Enable compared with $157 million related to the acquisition of Prominet for the same quarter of 1998.

 18                                                         Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

OTHER INCOME(EXPENSE), INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

Other income(expense) - net was an expense of $65 million as compared to income of $31 million for the year-ago quarter. Contributing to the decrease were higher losses on foreign exchange and increased charitable contributions in the current quarter.

Interest expense for the quarter increased $37 million to $95 million compared with the same quarter in 1998. The increase in interest expense is due to higher debt levels for the quarter ended March 31, 1999 compared with the same quarter in 1998.

The effective income tax rate for the quarter was 34.4%, a decrease from 77.9% in the same quarter of 1998. This decrease was due to the 1998 write-off of non-tax deductible purchased in-process research and development expenses associated with the acquisition of Prominet. Excluding the impact of the purchased in-process research and development expenses associated with the acquisition of Enable and WaveAccess in 1999 and Prominet in 1998, the effective tax rate was 34.0% for 1999 as compared to 35.4% for 1998. This decrease is primarily due to the tax impact of foreign activity.

REVENUES - SIX MONTHS ENDED MARCH 31, 1999 VERSUS SIX MONTHS ENDED MARCH 31,
1998

Total revenues increased to $17,484 million, or 16.9% compared with the same six month period in 1998, due to increases in sales from Systems for Network Operators, Business Communications Systems, Microelectronic Products and Other Systems and Products. Revenue growth was due to sales increases globally. Total revenue growth for the six month period was driven by sales within the United States which grew 4.8% compared with the same period in 1998, and sales outside the United States which increased 52.6% compared with the same period in 1998.

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the six months ended March 31, 1999 and 1998:

                                                       Six Months
                                                          Ended
                                                        March 31,
  Dollars in Millions                       --------------------------------
                                                 1999              1998
                                            --------------    --------------
Systems for Network Operators........       $ 11,324   64%    $  9,675   65%
Business Communications Systems......          3,962   23        3,660   24
Microelectronic Products.............          1,672   10        1,480   10
Other Systems and Products...........            526    3          144    1
Total................................       $ 17,484  100%    $ 14,959  100%

 19                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $1,649 million, or 17.0% compared with the same six month period in 1998. The increase resulted from higher sales of switching and optical networking systems, data networking systems for service providers, wireless systems, communications software and services. Demand for those products was driven in part by second line subscriber growth in businesses and residences for Internet services and data traffic.

Revenues from Systems for Network Operators in the United States was flat compared to the year-ago six month period. Revenues generated outside the United States for 1999 increased 70.5% compared with the same six month period in 1998 due to revenue growth in the Europe/Middle-East/Africa and Caribbean/Latin America regions. Revenues generated outside the United States represented 35.6% of revenues for 1999 compared with 24.4% in same six month period of 1998.

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $302 million, or 8.3% compared with the same six month period in 1998. This increase was led by sales of DEFINITY(R) enterprise communication servers, NetCare(R) services and messaging systems. Revenues generated outside the United States increased by 18.8%, due to growth in all major international regions. Revenues generated outside the United States represented 20.8% of the revenue for 1999 compared with 19.0% in the same six month period of 1998. For 1999, sales within the United States increased 5.8% compared with the same six month period of 1998.

Revenues from MICROELECTRONIC PRODUCTS increased $192 million, or 13.0% for 1999 compared with the same six month period in 1998 due to higher sales of optoelectronic components and customized chips for high performance communications, data networking and computing. Increased sales of power systems also contributed to the increase. Sales within the United States were relatively flat compared with the same period in 1998. Revenues generated outside the United States increased 28.3% compared with the same period in 1998. The growth in revenues generated outside the United States was driven by sales in the Asia/Pacific, including China, Europe/Middle-East/Africa and Canada regions. Revenues generated outside the United States represented 55.6% of sales compared with 48.9% for the same six month period of 1998.

Revenues from OTHER SYSTEMS AND PRODUCTS increased $382 million compared with the year-ago quarter primarily due to the consolidation of the businesses regained from the PCC venture (see Note 9).

COSTS AND GROSS MARGIN - SIX MONTHS ENDED MARCH 31, 1999 VERSUS SIX MONTHS ENDED MARCH 31, 1998

Total costs increased $767 million, or 9.6% compared with the same six month period in 1998 due to the increase in sales volume. Gross margin percentage increased to 50.1% from 46.8% in the year-ago period. The increase in gross margin percentage for the current six months was due to a more favorable mix of products and improved performance on multi-year contracts.

OPERATING EXPENSES - SIX MONTHS ENDED MARCH 31, 1999 VERSUS SIX MONTHS ENDED MARCH 31, 1998

Selling, general and administrative expenses as a percentage of revenues were 21.1% for 1999, an increase of 0.6 percentage points from the same period in 1998.

 20                                                         Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Selling, general and administrative expenses increased $620 million, or 20.2% compared with the same period in 1998. This increase is attributed to the higher sales volume, investment in growth initiatives and increased amortization of goodwill and existing technology. In addition, the 1998 six-month period included a $33 million reversal of 1995 business restructuring charges.

Research and development expenses represented 11.8% of revenues for the period, unchanged from the year-ago six-month period.

Research and development expenses increased $306 million compared with the same period in 1998. This was primarily due to increased expenditures in support of wireless, data networking, optical networking, switching and microelectronic products.

The purchased in-process research and development expenses for 1999 were $39 million reflecting the charges associated with the acquisition of Quadritek, Sybarus, WaveAccess and Enable, compared with $584 million related to the acquisitions of Livingston and Prominet for the same period in 1998.

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES -SIX MONTHS ENDED MARCH 31, 1999 VERSUS SIX MONTHS ENDED MARCH 31, 1998

Other income -- net decreased $141 million for 1999 compared with the same period in 1998. This decrease was primarily due to the $149 million gain on the sale of the Company's ATS business in the year-ago period.

Interest expense was $173 million for the first six months of 1999, an increase of $53 million due to higher debt levels in 1999.

The effective income tax rate was 33.8% for the six months ended March 31, 1999, a decrease from the effective tax rate of 48.0% in the year-ago period. This decrease was due to the 1998 write-off of non-tax deductible purchased in-process research and development expenses associated with the acquisition of Livingston and Prominet. Excluding the impact of the purchased in-process research and development expenses associated with the acquisition of Enable and WaveAccess in 1999 and Prominet and Livingston in 1998, the effective income tax rate decreased from 35.4% in 1998 to 33.7% in 1999. This decrease was primarily due to increased research tax credits and the tax impact of foreign activity.

CASH FLOWS - SIX MONTHS ENDED MARCH 31, 1999 VERSUS SIX MONTHS ENDED MARCH 31, 1998

Cash used in operating activities for the six months ended March 31, 1999 was $1,467 million compared with cash provided by operating activities of $316 million in the same year-ago period. This reduction in cash was primarily due to increases in accounts receivable and inventories.

Cash payments of $32 million were made for the six-month period ended March 31, 1999, for the 1995 business restructuring charge. Of the 23,000 positions that Lucent announced it would eliminate in connection with the restructuring charges, approximately 20,200 positions have been eliminated as of March 31, 1999.

 21                                                         Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Comparing the six months ended March 31, 1999 and 1998, cash used in investing activities increased to $1,030 million from $402 million primarily due to increases in capital expenditures and cash used for acquisitions, and the decrease in cash from dispositions.

Capital expenditures were $806 million and $606 million for the six-month periods ended March 31, 1999 and 1998, respectively. Capital expenditures relate to expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity, and expenditures for cost reduction efforts and international growth.

Cash provided by financing activities for the six months ended March 31, 1999 was $2,598 million compared with $251 million used in financing activities in the same year-ago period. This increase in cash provided by financing activities was primarily due to increased issuances of both short- and long-term debt.

The ratio of total debt to total capital (debt plus equity) was 43.3% at March 31, 1999 compared to 45.2% at September 30, 1998.

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets increased $6,009 million, or 22.4%, from fiscal year-end 1998. This increase was largely due to increases in prepaid pension costs, accounts receivable, and inventories of $2,456 million, $1,738 million, and $1,251 million, respectively. Prepaid pension costs increased due to the change in accounting for pensions. The increase in accounts receivable was primarily related to higher sales volume, and a higher percentage of sales outside the United States. The increase in inventories resulted from the need to meet current and anticipated sales commitments to customers.

Total liabilities increased $2,573 million, or 12.1% from fiscal year-end 1998. This increase was due primarily to higher short- and long-term debt levels.

Working capital, defined as current assets less current liabilities, increased $2,488 million from September 30, 1998, primarily resulting from the increase in accounts receivable and inventories, partially offset by higher short-term debt.

On March 15, 1999, Lucent issued $1.36 billion of 6.45% 30 year debentures due March 15, 2029. Lucent is using the proceeds to reduce its outstanding commercial paper balance.

At March 31, 1999, Lucent maintained approximately $4,700 million in credit facilities of which a portion is used to support Lucent's commercial paper program. At March 31, 1999, approximately $4,200 million was unused.

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

 22                                                         Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Network operators world-wide are requiring their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to over a billion dollars. Lucent has increasingly provided or arranged long-term financing for customers. As market conditions permit, Lucent's intention is to lay off these long-term financing arrangements, which may include both commitments and drawn down borrowings, to financial institutions and investors. This enables Lucent to reduce the amount of its commitments and free up additional financing capacity.

As of March 31, 1999, Lucent had made commitments or entered into agreements to extend credit to certain network operators, including PCS and wireless operators, for an aggregate of approximately $4,360 million. As of March 31, 1999, approximately $635 million had been advanced and was outstanding. Included in the $4,360 million is approximately $4,030 million to fourteen network operators. As of March 31, 1999, approximately $515 million had been advanced and outstanding under seven of these arrangements.

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

Lucent manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost effective manner, Lucent, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. Lucent had no material interest rate swap agreements in effect as of March 31, 1999 and September 30, 1998. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future.

 23                                                         Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the acquisition of Quadritek in the quarter ended December 31, 1998, Lucent allocated $14 million of the purchase price to purchased in-process research and development. In connection with the acquisitions of WaveAccess, Enable and Sybarus, in the quarter ended March 31, 1999, Lucent allocated $15 million of the purchase prices to purchased in-process research and development. As part of the process of analyzing each of these acquisitions, Lucent made a decision to buy technology that had not yet been commercialized rather than develop the technology internally. Lucent based this decision on factors such as the amount of time it would take to bring the technology to market. Lucent also considered Bell Labs' resource allocation and its progress on comparable technology. Lucent expects to use the same decision process in the future.

Lucent estimated the fair value of in-process research and development for each of the above acquisitions using an income approach. This involved estimating the fair value of the in-process research and development using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development, using risk adjusted discount rates and revenue forecasts as appropriate. The selection of the discount rate was based on consideration of Lucent's weighted average cost of capital, as well as other factors including the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances that were known at the time, and the stage of completion of each technology. Lucent believes that the estimated in-process research and development amounts so determined represent fair value and do not exceed the amount a third party would pay for the projects.

Where appropriate, Lucent deducted an amount reflecting the contribution of core technology from the anticipated cash flows from an in-process research and development project. At the date of each acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was capitalized and immediately expensed at acquisition. If the projects are not successful or completed timely, management's product pricing and growth rates may not be achieved and Lucent may not realize the financial benefits expected from the projects.

Quadritek
---------
On October 1, 1998, Lucent completed the acquisition of Quadritek. Quadritek was involved in the development of Internet Protocol ("IP") network administration software solutions. At the acquisition date, Quadritek was conducting development, engineering, and testing activities associated with new product offerings that will address IP name and address automation and the synchronization of the delivery of network services for IP infrastructure.

WaveAccess
----------
On January 22, 1999, Lucent completed the acquisition of WaveAccess. WaveAccess was involved in the development of packet radio technology for wireless Internet access and metropolitan area networks. At the acquisition date, WaveAccess was conducting development, engineering, and testing activities associated with the next generations of WaveAccess' point-to-point Ethernet bridges, point-to- point modems, and point-to-multipoint systems.

 24                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Sybarus
-------
On February 22, 1999, Lucent completed the purchase of Sybarus. Sybarus was a start-up company involved in semiconductor design. At the acquisition date, Sybarus was developing integrated circuit technology for use in Synchronous Optical Network and Synchronous Digital Hierarchy high-speed fiber optic transmission systems.

Enable
------
During the quarter ended March 31, 1999, Lucent acquired Enable. Enable was involved in the development of Ethernet local area network components. At the acquisition date, Enable was conducting development, engineering, and testing activities associated with Fast Ethernet and Gigabit Ethernet components for networking systems.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site which ranges from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital and other expenditures that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at March 31, 1999 cannot be estimated.

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

Future Factors include increasing price and product/services competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes and Lucent's ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; the achievement of lower costs and expenses; the ability to successfully integrate the operations and businesses of Ascend, Kenan and other acquired companies; the outcome and impact of Year 2000; domestic and foreign governmental and public policy changes which may affect the level of new investments and purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; customer demand for Lucent's products and services; technological, implementation and cost/financial risks in the increasing use of large, multi-year contracts; the cyclical nature of Lucent business; the outcome of pending and future litigation and governmental proceedings; and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support Lucent's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other Future Factors.

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

The Year 2000 challenge is a priority within Lucent at every level of the Company. Primary Year 2000 preparedness responsibility rests with program offices which have been established within each of Lucent's product groups and corporate centers. A corporate-wide Lucent Year 2000 Program Office ("LYPO") monitors and reports on the progress of these offices. Each program office has a core of full-time individuals augmented by a much larger group who have been assigned specific Year 2000 responsibilities in addition to their regular assignments. Further, Lucent has engaged third parties to assist in its readiness efforts in certain cases. LYPO has established a methodology to measure, track and report Year 2000 readiness status consisting of five steps: inventory; assessment; remediation; testing and deployment. In addition, LYPO tracks and reports on the development and deployment of Year 2000 contingency plans.

Lucent is completing programs to make its new commercially available products Year 2000 ready and has developed evolution strategies for customers who own non-Year 2000 ready Lucent products. Nearly all of the upgrades and new products needed to support customer migration are already generally available.

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

 27                                                         Form 10-Q - Part I

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION


Lucent believes it has sufficient resources to provide timely support to its customers that require product migrations or upgrades. However, because this effort is heavily dependent on customer cooperation, Lucent monitors customer response and takes steps to encourage customer responsiveness, as necessary.

Lucent has largely completed the inventory and assessment phases of the program with respect to its factories, information systems, and facilities. Completion of the remediation, testing and deployment phases of this project remains on schedule to meet a June 30, 1999 target date. LYPO has developed a formal "exceptions" tracking process to approve and track a small number of individual cases in which factors such as third party dependencies prevent project completion by the corporate target date. Completion of required activities in these cases is anticipated well in advance of any adverse Year 2000 impact. As of March 31, 1999, over 90% of factory-related remediation activities had been completed. In addition, over 80% of the factory-related testing and deployment activities had been completed.

Lucent is also completing its Year 2000 readiness program for the large number of facilities that it owns or leases world-wide. Priority is being placed on Lucent-owned facilities, leased facilities that Lucent manages and other critical facilities that house large numbers of employees or significant operations. Remediation efforts at these significant facilities have largely been completed.

Currently, over 80% of Lucent's information technology infrastructure has been determined to be Year 2000 ready and is deployed for use. In addition, over 85% of the business applications lines of code that are supported by Lucent's information technology group are now Year 2000 ready and have been deployed or are awaiting deployment.

To ensure the continued delivery of third party products and services, Lucent's procurement organization has analyzed Lucent's supplier base and has sent surveys to approximately 5,000 suppliers. To supplement this effort, Lucent is conducting more detailed readiness reviews of the Year 2000 status of the suppliers ranked as most critical based on the nature of their relationship with Lucent, the product/service provided and/or the content of their survey responses. The majority of Lucent's suppliers have not completed their Year 2000 readiness efforts and, as a result, at this time Lucent cannot fully evaluate the Year 2000 risks to its supply chain. Lucent continues to monitor the Year 2000 status of its suppliers to minimize this risk and is developing appropriate contingency responses as the risks become clearer.

Lucent has committed considerable resources to Year 2000 contingency planning throughout the enterprise. These plans focus on risks posed by the Year 2000 date change, as well as other sensitive dates such as September 9, 1999 and February 29, 2000. Lucent's plans are designed both to mitigate the impact of Year 2000 failures, as well as providing for emergency response mechanisms and supporting the prompt resumption of regular operations. Lucent has largely completed the first working drafts of its Year 2000 contingency plans for customer support. Contingency plans for facilities are targeted for completion by May 31, 1999. As Lucent completes the balance of its contingency plans over the next several months, the plans will be continuously enhanced as updated information is obtained, the risks posed by external dependencies become clearer and customer support needs become more focused.

 28                                                         Form 10-Q - Part I

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

The risk to Lucent resulting from the failure of third parties in the public and private sector to attain Year 2000 readiness is the same as other firms in Lucent's industry and other business enterprises generally. The following are representative of the types of risks that could result in the event of one or more major failures of Lucent's information systems, factories or facilities to be Year 2000 ready, or similar major failures by one or more major third party suppliers to Lucent: (1) information systems--could include interruptions or disruptions of business and transaction processing such as customer billing, payroll, accounts payable and other operating and information processes, until systems can be remedied or replaced; (2) factories and facilities--could include interruptions or disruptions of manufacturing processes and facilities with delays in delivery of products, until non-compliant conditions or components can be remedied or replaced; and (3) major suppliers to Lucent--could include interruptions or disruptions of the supply of raw materials, supplies and Year 2000 ready components which could cause interruptions or disruptions of manufacturing and delays in delivery of products, until the third party supplier remedied the problem or contingency measures were implemented. Risks of major failures of Lucent's principal products could include adverse functional impacts experienced by customers, the costs and resources for Lucent to remedy problems or replace products where Lucent is obligated or undertakes to take such action, and delays in delivery of new products.

Lucent believes it is taking the necessary steps to resolve Year 2000 issues; however, given the possible consequences of failure to resolve significant Year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on Lucent. Lucent estimates that the costs of efforts to prepare for Year 2000 from calendar year 1997 through 2000 is about $535 million, of which an estimated $375 million has been spent as of March 31, 1999. Lucent has been able to reprioritize work projects to largely address Year 2000 readiness needs within its existing organizations. As a result, most of these costs represent costs that would have been incurred in any event. These amounts cover costs of the Year 2000 readiness work for inventory, assessment, remediation, testing and deployment including fees and charges of contractors for outsourced work and consultant fees. Costs for previously contemplated updates and replacements of Lucent's internal systems and information systems infrastructure have been excluded without attempting to establish whether the timing of non-Year 2000 replacement or upgrading was accelerated.

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

European Monetary Union - Euro:
On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new common legal currency. The Euro is currently

 29                                                         Form 10-Q - Part I

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

trading on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, cash-less payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

Lucent has in place a joint European-United States team representing affected functions within the Company. This team is evaluating Euro related issues affecting the Company that include its pricing/marketing strategy, conversion of information technology systems, existing contracts and currency risk and risk management in the participating countries. The Euro conversion may affect cross-border competition by creating cross-border price transparency.

Lucent will continue to evaluate issues involving introduction of the Euro as further accounting, tax and governmental legal and regulatory guidance is available. Based on current information and Lucent's current assessment, Lucent does not expect that the Euro conversion will have a material adverse effect on its business or financial condition.

Employee Relations:
On March 31, 1999, Lucent employed approximately 148,000 persons, of whom 76.9% were located in the United States. Of these domestic employees, 39.6% are represented by unions, primarily the Communications Workers of America ("CWA")and the International Brotherhood of Electrical Workers ("IBEW"). Lucent has agreements with the CWA and IBEW expiring May 31, 2003.

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

30                                                         Form 10-Q - Part I

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

Lucent hedges certain foreign currency transactions. The decline in value of non-U.S. dollar currencies, may, if not reversed, adversely affect Lucent's ability to contract for product sales in U.S. dollars because Lucent's products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

Legal Proceedings and Environmental:
See discussion above in Note 10 - COMMITMENTS AND CONTINGENCIES and OTHER.

31                                                         Form 10-Q - Part I

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION


SHARE RESTATEMENT

Effective on April 1, 1999, Lucent split its common stock in a two-for-one split through the issue of one additional share for each outstanding share. As result, the tables below represent a retroactive restatement of the earnings(loss) per share as reported in the Company's Form 8-K (dated February 26, 1999), Exhibit 99-1 for the year ended September 30, 1998 and Exhibit 99-2 for the quarter ended December 31, 1998:

                                Five Year Summary
                 (Dollars in millions, except per share amounts)
                                   (Unaudited)

                               Twelve Months          Nine Months        Twelve Months
                                  Ended                  Ended                Ended
                               September 30,         September 30,        December 31,
                           ---------------------      -------------       -------------
                            1998    1997    1996      1996     1995       1995     1994
                                             (1)       (2)                 (1)
Earnings(loss) per common
 share - basic (3)(4)       0.40    0.22    (0.34)    0.10     0.07      (0.41)     n/a

Earnings(loss) per common
 share - diluted (3)(4)     0.39    0.22    (0.34)    0.10     0.07      (0.41)     n/a

Earnings(loss) per common
 share - Pro Forma(4)(5)     n/a     n/a    (0.31)    0.09     0.06      (0.34)     n/a

Dividends per common
 share (4)                  0.0775  0.05625 0.0375    0.0375     -          -       n/a

(1) Includes pretax restructuring and other charges of $2,801 ($1,847 after taxes) recorded as $892 of costs, $1,645 of selling, general and administrative expenses and $264 of research and development expenses.
(2) Beginning September 30, 1996, Lucent changed its fiscal year end from December 31 to September 30, and reported results for the nine-month transition period ended September 30, 1996.
(3) The calculation of earnings (loss) per share on a historical basis includes the retroactive recognition to January 1, 1995 of the 2,098,499,576 shares (524,624,894 shares on a pre-split basis) owned by AT&T on April 10, 1996.
(4) All per share data has been restated to reflect the two-for-one splits of Lucent's common stock which became effective on April 1, 1998 and April 1, 1999.
(5) The calculation of earnings (loss) per share on a pro forma basis assumes that all 2,572,405,300 shares outstanding on April 10, 1996 were outstanding since January 1, 1995 and gives no effect to the use of proceeds from the IPO.
n/a Not applicable

 32                                                          Form 10-Q - Part I

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

QUARTERLY INFORMATION (UNAUDITED)
                                                   FISCAL YEAR QUARTERS
                               FIRST         SECOND        THIRD         FOURTH       TOTAL
                              -------       --------      -------       --------    ---------
Year Ended
  September 30, 1998
Earnings(loss) per
 common share - basic.......  $ 0.32(a)     $ 0.01(b)    $(0.08)(c)    $ 0.16(d)    $  0.40 (a,b,c,d)
Earnings(loss) per
 common share - diluted.....  $ 0.31(a)     $ 0.01(b)    $(0.08)(c)    $ 0.15(d)    $  0.39 (a,b,c,d)
Dividends per share.........  $ 0.0375      $ 0.000      $ 0.02        $ 0.02       $  0.0775
Stock price:(f)
   High.....................   22 35/64      32 1/16      41 27/32      54 1/4       54 1/4
   Low......................   18 3/32       18 23/64     32            34 3/16      18 3/32
   Quarter-end close........   19 31/32      31 31/32     41 19/32      34 5/8       34 5/8

Year Ended
  September 30, 1997
Earnings(loss) per
 common share - basic.......  $ 0.33        $ 0.03       $ 0.09        $(0.23)(e)   $ 0.22(e)
Earnings(loss) per
 common share - diluted.....  $ 0.33        $ 0.03       $ 0.09        $(0.23)(e)   $ 0.22(e)
Dividends per share.........  $ 0.01875     $ 0.00       $ 0.01875     $ 0.01875    $ 0.05625
Stock price:(f)
   High.....................   13 9/32       15 5/32      18 35/64      22 11/16     22 11/16
   Low......................   10 17/32      11 3/16      12 15/32      18 3/64      10 17/32
   Quarter-end close........   11 9/16       13 1/8       18 1/64       20 11/32     20 11/32

(a) As a result of the 1998 acquisition of Livingston, Lucent recorded a non-tax charge of $427 in the first quarter for purchased in-process research and development.

(b) As a result of the 1998 acquisition of Prominet, Lucent recorded a non-tax charge of $157 in the second quarter for purchased in-process research and development.

(c) As a result of the 1998 acquisitions of Yurie and Optimay, Lucent recorded a non-tax charge of $668 in the third quarter for purchased in-process research and development.

(d) As a result of the 1998 acquisitions of SDX, MassMedia, LANNET and JNA, Lucent recorded a charge of $164 ($160 after tax) in the fourth quarter for purchased in- process research and development.

(e) As a result of the 1997 acquisition of Octel, Lucent recorded a charge of $979 ($966 after tax) in the fourth quarter for purchased in-process research and development and other charges.

(f) Obtained from the Composite Tape. Stock prices have been restated to reflect the two-for-one splits of the Company's common stock effective April 1, 1998 and April 1, 1999.

 33                                                          Form 10-Q - Part II
                      Part II - Other Information

Item 2.  Changes in Securities and Use of Proceeds.

(c) On February 26, 1999, Lucent issued approximately 25.76 million shares of its common stock (adjusted to reflect the two-for-one split of its common stock effective April 1, 1999) to the owner of Kenan Systems Corporation in exchange for Kenan's total equity, in a merger transaction. The issuance of the common stock was exempt from registration under Section 4(2) of the Securities Act of 1933 because the transaction did not involve a public offering of securities by Lucent.


Item 4. Submission of Matters to a Vote of Security Holders.

Lucent held its 1999 Annual Meeting of Shareowners on February 17, 1999. At that meeting, shareowners elected three individuals as Directors of the Company for terms to expire at the Annual Meeting to be held in the year 2002. In addition, shareowners approved one Company proposal and rejected four shareowner proposals. The persons elected and the results of the voting are as follows:

                                Votes                 Votes
                                  For              Withheld

Paul A. Allaire         1,094,075,432            10,890,025
Henry B. Schacht        1,093,728,415            11,237,042
John A. Young           1,092,327,081            12,638,376

                               Votes        Votes                      Broker
                                 For      Against       Abstain     Non-votes
Company proposal:
Approve an Amendment
to the Certificate of
Incorporation to
Increase Authorized
Common Stock . . . . . 1,034,852,065    63,311,632    6,801,760             0

Shareowner proposals:
Eliminate classified
board  . . . . . . . .   356,298,827   480,611,144   24,312,645   243,742,841

Discontinue Executive
Incentive Programs . .    76,608,234   748,761,091   38,853,291   243,742,841

Adopt Confidential
Voting Policy/
Independent Inspectors
of Election  . . . . .   367,114,305   469,560,783   24,547,528   243,742,841

Adopt Anti-Slave
Labor Policy . . . . .    88,801,828   700,859,371   71,561,417   243,742,841

 34                                                          Form 10-Q - Part II
                      Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit Number

     (3) (i) Articles of Incorporation of the registrant, as amended effective on February 17, 1999.

     (3) (ii)          By-Laws of the registrant, as amended effective February
                       17, 1999.

     (12)              Computation of Ratio of Earnings to Fixed Charges

     (27)              Financial Data Schedule

(b)  Reports on Form 8-K:

     Current Report on Form 8-K dated January 8, 1999 was filed pursuant to
     Item 5. (Other Events).

     Current Report on Form 8-K dated January 13, 1999 was filed pursuant to
     Item 5. (Other Events) and Item 7(c) (Exhibits).

     Current Report on Form 8-K dated February 26, 1999 was filed pursuant to
     Item 5. (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

 35                                                          Form 10-Q




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            Lucent Technologies Inc.









Date May 13, 1999
                          /s/ James S. Lusk
                          -----------------------------
                          By James S. Lusk
                          Vice President and Controller
                         (Principal Accounting Officer)

 36                                                          Form 10-Q


                                Exhibit Index

Exhibit
Number

(3) (i) Articles of Incorporation of the registrant, as amended effective on February 17, 1999.

(3) (ii)  By-Laws of the registrant, as amended effective on February 17, 1999.

(12)      Computation of Ratio of Earnings to Fixed Charges

(27)      Financial Data Schedule