Form 10-K/A
period 1998-09-30
LUCENT TECHNOLOGIES INC
filed 1999-05-17
CIK 1006240

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K/A #1

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A #1 or any amendment to this Form 10-K/A #1. [X]

     At November 30, 1998, the aggregate market value of the voting stock held by non-affiliates was approximately $113,500,000,000.

     At November 30, 1998, 1,318,615,011 common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's definitive proxy statement dated December 22, 1998, issued in connection with the annual meeting of shareholders (Part III)

                                   SCHEDULE A

           Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS                     EXCHANGE ON WHICH REGISTERED
-------------------                     ----------------------------
Common Stock (Par Value $.01 Per        New York Stock Exchange
  Share)
6.90% Notes due July 15, 2001           New York Stock Exchange
7.25% Notes due July 15, 2006           New York Stock Exchange
6.50% Debentures due January 15,        New York Stock Exchange
      2028
5.50% Notes due November 15, 2008       New York Stock Exchange

                               TABLE OF CONTENTS

ITEM  DESCRIPTION                                                   PAGE
----  -----------                                                   ----
                                PART II
 6.   Selected Financial Data.....................................    4
 7.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations...................................    5
 8.   Financial Statements and Supplementary Data.................    34

                                PART IV
14.   Exhibits, Financial Statement Schedules, and Reports on
      Form 8-K....................................................    70

This Report contains trademarks, service marks and registered marks of the Company and its subsidiaries, and other companies, as indicated.


                             EXPLANATORY NOTE

THIS REPORT ON FORM 10-K/A #1 PRESENTS THE FINANCIAL POSITION OF LUCENT TECHNOLOGIES INC. AS OF SEPTEMBER 30, 1998 AND 1997, AND FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997, AND THE NINE MONTHS ENDED SEPTEMBER 30, 1996. RESTATED FINANCIAL INFORMATION REFLECTING LUCENT'S FEBRUARY 26, 1999, POOLING OF INTERESTS ACQUISITION OF KENAN SYSTEMS CORPORATION AND THE APRIL 1, 1999, 2-FOR-1 STOCK SPLIT WILL BE CONTAINED IN AN AMENDMENT TO LUCENT'S CURRENT REPORT ON FORM 8-K FILED MARCH 5, 1999.

PART II

ITEM 6.  SELECTED FINANCIAL DATA

                         Lucent Technologies Inc. and Subsidiaries
                                   Five-Year Summary
                     (Dollars in millions, except per share amounts)
                                      (Unaudited)

                                       Year Ended           Nine Months Ended
                                      September 30,           September 30,     Year Ended December 31,
                                     (Twelve Months)                               (Twelve Months)
                               ---------------------------   ------------------   ------------------
                                 1998      1997      1996      1996(1)   1995       1995       1994
RESULTS OF OPERATIONS
Revenues                       $30,147   $26,360   $23,286   $15,859   $13,986    $21,413    $19,765
Gross margin                    13,991    11,462     8,894     6,569     6,143      8,468      8,428
Depreciation and
 amortization expense            1,334     1,450     1,326       937     1,104      1,493      1,311
Operating income(loss)           2,461     1,631      (947)      487       434     (1,000)       971
Net income(loss)                   970       541      (793)      224       150       (867)       482
  Earnings(loss) per common
   share - basic (2)(3)           0.74      0.42     (0.69)     0.19      0.14      (0.83)       n/a
  Earnings(loss) per common
   share - diluted (2)(3)         0.73      0.42     (0.69)     0.19      0.14      (0.83)       n/a
  Earnings(loss) per common
   share - pro forma(3)(4)         n/a       n/a     (0.62)     0.18      0.12      (0.68)       n/a
  Dividends per common share (3) 0.155     0.1125     0.075     0.075        -          -        n/a

FINANCIAL POSITION
Total assets                   $26,720   $23,811   $22,626   $22,626   $18,219    $19,722    $17,340
Working capital                  3,650(5)  1,763     2,068     2,068       188       (384)       246
Total debt                       4,640     4,203     3,997     3,997     4,192      4,014      3,164
Shareowners' equity              5,534     3,387     2,686     2,686     2,783      1,434      2,476

OTHER INFORMATION
Selling, general and administrative
 expenses as a
 percentage of revenues           21.3%     21.9%    31.3%     26.8%     28.9%      33.1%      27.1%
Research and development expenses
 as a percentage
 of revenues                      12.2      11.5     11.0      11.6      12.0       11.1       10.6
Gross margin percentage           46.4      43.5     38.2      41.4      43.9       39.5       42.6

Ratio of total debt
  to total capital
  (debt plus equity)              45.6      55.4     59.8      59.8       60.1      73.7       56.1
Capital expenditures            $1,626    $1,635   $1,432     $ 939     $  784   $ 1,277    $   878


(1) Beginning September 30, 1996, Lucent changed its fiscal year end from December 31 to September 30, and reported results for the nine-month transition period ended September 30, 1996.
(2) The calculation of earnings per share on a historical basis includes the retroactive recognition to January 1, 1995 of the 1,049,249,788 shares (524,624,894 shares on a pre-split basis) owned by AT&T on April 10, 1996.
(3) All per share data has been restated to reflect the two-for-one split of Lucent's common stock which became effective on April 1, 1998.
(4) The calculation of earnings (loss) per share on a pro forma basis assumes that all 1,273,323,862 shares (636,661,931 shares on a pre-split basis) outstanding on April 10, 1996 were outstanding since January 1, 1995 and gives no effect to the use of proceeds from the IPO.
(5) Reflects the reclassification from debt maturing within one year to long-term debt as a result of the November 19, 1998 sale of $500 ($495 net of unamortized costs) of ten-year notes.

n/a  Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL SECTION

HIGHLIGHTS For the year ended September 30, Lucent Technologies Inc. ("Lucent" or the "Company") reported the following:

              1998                                           1997
o Net income of $970 million, $0.73       o Net income of $541 million, $0.42
  per share (diluted)                       per share (diluted)

The earnings per share data discussed above have been adjusted to reflect the two-for-one split of Lucent's common stock which became effective April 1, 1998.

COMMUNICATIONS REVOLUTION
The communications industry is going through a revolution, centered on rapidly growing demand by commercial and residential users for voice, data, Internet and wireless services. As a result, the industry has undergone a global consolidation of key players, including traditional telecommunications network manufacturers and data networking companies, which compete in the same markets as Lucent. This consolidation -- driven by the need for key technologies, new distribution channels in untapped markets, economies of scale and global expansion -- is expected to continue into the near future.

Lucent continues to evaluate its presence and product offerings in the marketplace and may use acquisitions to enhance those offerings where that makes good business sense. These acquisitions may occur through the use of cash, or the issuance of debt or common stock, or any combination of the three.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ACQUISITIONS AND DIVESTITURES
As part of Lucent's efforts to focus on the fastest growing markets in the communications industry, the Company has acquired a number of businesses, complementing its existing product lines and its internal product development efforts.

o In September 1998, Lucent acquired JNA Telecommunications Limited, an Australian telecom equipment manufacturer, reseller and system integrator.
o In August 1998, Lucent acquired LANNET, an Israeli-based supplier of Ethernet and asynchronous transfer mode ("ATM") switching solutions.
o In July 1998, Lucent acquired both SDX Business Systems plc, a United Kingdom-based provider of business communications systems, and MassMedia Communications Inc., a developer of next-generation network interoperability software.
o In May 1998, Lucent acquired Yurie Systems, Inc., a provider of ATM access technology and equipment for data, voice and video networking.
o In April 1998, Lucent acquired Optimay GmBH, a developer of software products and services for chip sets to be used for Global System for Mobile Communications ("GSM") cellular phones.
o In January 1998, Lucent acquired Prominet Corporation, a participant in the emerging Gigabit Ethernet networking industry.
o In December 1997, Lucent acquired Livingston Enterprises, Inc., a global provider of equipment used by Internet service providers to connect their subscribers to the Internet.
o In September 1997, Lucent acquired Octel Communications Corporation, a provider of voice, fax and electronic messaging technologies that complement those offered by Lucent.

Lucent has also sought to divest itself of non-core businesses.
o On October 1, 1997, Lucent contributed its Consumer Products business to a new venture formed by Lucent and Philips Electronics N.V. ("Philips") in exchange for 40% ownership of the venture. The venture, Philips Consumer Communications ("PCC"), was formed to create a worldwide provider of personal communications products. On October 22, 1998, Lucent and Philips announced their intention to end the venture in PCC. It is expected that Lucent and Philips will each regain control of the original businesses they contributed to the venture. Lucent plans to close down the wireless handset business it previously contributed to PCC and to sell the consumer product and leasing businesses.
o    In October 1997, Lucent completed the sale of its ATS unit.
o In December 1996, Lucent sold its interconnect products and Custom Manufacturing Services ("CMS") businesses.
o    In July 1996, Lucent completed the sale of its Paradyne subsidiary.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LUCENT'S FORMATION
Lucent was formed from the systems and technology units that were formerly part of AT&T Corp., including the research and development capabilities of Bell Laboratories. Prior to February 1, 1996, AT&T conducted Lucent's original business through various divisions and subsidiaries. On February 1, 1996, AT&T began executing its decision to separate Lucent into a stand-alone company (the "Separation") by transferring to Lucent the assets and liabilities related to its business. In April 1996, Lucent completed the initial public offering of its common stock ("IPO") and on September 30, 1996, became independent of AT&T when AT&T distributed to its shareowners all of its Lucent shares.

Lucent's consolidated financial statements for periods prior to February 1, 1996 reflect the financial position, results of operations and cash flows of the operations transferred to Lucent from AT&T in the Separation and were carved out from the financial statements of AT&T using the historical results of operations and historical basis of the assets and liabilities of the business. Management believes the assumptions underlying these financial statements are reasonable, although these financial statements may not necessarily reflect the results of operations or financial position had Lucent been a separate, stand-alone entity.

In 1996, Lucent changed its fiscal year to begin October 1 and end September 30. Due to this change, Lucent reported 1996 audited consolidated financial results for a short fiscal period beginning on January 1, 1996 and ending on September 30, 1996. For comparability to the audited consolidated financial statements, Lucent has provided unaudited consolidated statements of income and cash flows for the twelve months ended September 30, 1996.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


KEY BUSINESS CHALLENGES
Lucent continues to face significant competition and expects that the level of competition on pricing and product offerings will intensify. Lucent expects that new competitors will enter its markets as a result of the trend toward global expansion by foreign and domestic competitors as well as continued changes in technology and public policy. These competitors may include entrants from the telecommunications, software, data networking and semiconductor industries. Existing competitors have, and new competitors may have, strong financial capability, technological expertise, well-recognized brand names and a global presence. Such competitors may include Cisco Systems, Inc., Nortel Networks, Ericsson, Alcatel Alsthom and Siemens AG. As a result, Lucent's management periodically assesses market conditions and redirects the Company's resources to meet the challenges of competition. Steps Lucent may take include acquiring or investing in new businesses and ventures, partnering with existing businesses, delivering new technologies, closing and consolidating facilities, disposing of assets, reducing work force levels or withdrawing from markets.

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

Historically, a limited number of customers have provided a substantial portion of Lucent's total revenues. These customers include AT&T, which continues to be a significant customer, as well as other large carriers such as Sprint Spectrum Holding LP ("Sprint PCS"), and the Regional Bell Operating Companies ("RBOCs"). The loss of any of these customers, or any substantial reduction in orders by any of these customers, could materially adversely affect the Company's operating results.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

TWELVE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS TWELVE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES
Total revenues increased to $30,147 million, or 14.4% compared with the same period in 1997, primarily due to increases in sales from Systems for Network Operators, Business Communications Systems and Microelectronic Products. The overall revenue growth was impacted by the elimination of the Consumer Products sales as a component of total revenue as well as lower revenues from Other Systems and Products. The decline in Other Systems and Products was due primarily to the sale of Lucent's ATS and CMS businesses in October 1997 and in December 1996, respectively. Excluding revenues from Lucent's Consumer Products, ATS and CMS businesses, total revenues increased 20.3% compared with the same period in 1997. Revenue growth was driven by sales increases globally. For fiscal year 1998, sales within the United States grew 11.9% compared with the same period in 1997. Sales outside the United States increased 22.2% compared with the same period in 1997. These sales represented 25.7% of total revenues compared with 24.1% in 1997. Excluding revenues from Lucent's Consumer Products, ATS and CMS businesses, sales within the United States increased 19.6% compared with the same period in 1997.

GLOBAL REVENUE GROWTH-For the twelve months ended September 30,
(Dollars in billions)

Year     Revenues
----     --------
1996      $23.3
1997      $26.4
1998      $30.1*
-----------------
* Excluding the revenues from Lucent's Consumer Products, ATS and CMS businesses, 1998 total revenues increased 20.3% compared with the same period in 1997.

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the twelve months ended September 30, 1998 and 1997:

                                                             Twelve Months Ended
                                                                 September 30,
Dollars in Millions                              ----------------------------------------
                                                 As a Percentage          As a Percentage
                                         1998    of Total Revenue   1997  of Total Revenue
                                        -------  ---------------- ------- ----------------
Systems for Network Operators........   $18,752         62%      $15,614         59%
Business Communications Systems......     8,093         27         6,411         24
Microelectronic Products.............     3,027         10         2,755         11
Consumer Products....................         -          -         1,013          4
Other Systems and Products...........       275          1           567          2
Total................................   $30,147        100%      $26,360        100%

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $3,138 million, or 20.1% compared with the same period in 1997. The increase resulted from higher sales of switching and wireless systems with associated software, optical networking systems, communications software, and data networking systems for service providers - including those provided by recently acquired Livingston. Demand for those products was driven in part by second line subscriber growth in businesses and residences for Internet services and data traffic.

Revenues from Systems for Network Operators in the United States increased by 20.4% over the year-ago period. The revenue increase in the United States was led by sales to RBOCs, competitive local exchange carriers, wireless service providers and long distance carriers. Revenues generated outside the United States for 1998 increased 19.3% compared with the same period in 1997 due to revenue growth in the Europe/Middle East/Africa, Canada, China and Caribbean/Latin America regions. Revenues generated outside the United States represented 24.9% of revenues for 1998 compared with 25.1% in the same period of 1997.

For 1998, sales of wireless infrastructure increased significantly compared with 1997 as customers accepted networks for commercial service in 1998 using various digital technologies. These technologies include Code Division Multiple Access ("CDMA"), GSM and Time Division Multiple Access ("TDMA"). The Lucent digital technologies continue to show acceptance in markets both within and outside the United States.

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $1,682 million, or 26.2% compared with the same period in 1997. This increase was led by sales of messaging systems, including systems provided by recently acquired Octel, SYSTIMAX(R) structured cabling, enterprise data networking systems and services. Revenues generated outside the United States increased by 53.9% due to growth in all international regions, led by the Europe/Middle East/Africa region. Revenues generated outside the United States represented 19.2% of the revenues for 1998 compared with 15.8% in the same period in 1997. For 1998, sales within the United States increased 21.1% compared with the same period in 1997.

--------------------------------------
(R) Registered trademark of Lucent

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from MICROELECTRONIC PRODUCTS increased $272 million, or 9.9% for 1998 compared with the same period in 1997 due to higher sales of chips for computing and communications, including components for broadband and narrowband networks, data networking, wireless telephones and infrastructure, high-end workstations, optoelectronic components, power systems and the licensing of intellectual property. Sales within the United States increased 11.9% compared with the same period in 1997. Revenues generated outside the United States increased 8.0% compared with the same period in 1997. The increase in revenues generated outside the United States was driven by sales in all international regions, led by the Caribbean/Latin America region. Revenues generated outside the United States represented 50.5% of sales compared with 51.3% for the same period in 1997.

Despite a nearly 8.0%(a) decline in the world semiconductor market, Microelectronic Products achieved revenue growth of 9.9% for 1998.

On October 1, 1997, Lucent contributed its CONSUMER PRODUCTS unit to PCC in exchange for 40% ownership of PCC. On October 22, 1998, Lucent and Philips announced they would end their PCC venture. Lucent plans to close down the wireless handset business it previously contributed to PCC and to sell the remaining businesses. Lucent expects that these activities will be completed during the first calendar quarter of 1999.

Revenues from sales of OTHER SYSTEMS AND PRODUCTS decreased $292 million, or 51.5% compared with the same period in 1997. The reduction in revenues was primarily due to the sale of Lucent's ATS and CMS businesses. ATS designed and manufactured custom defense systems for the United States government.

COSTS AND GROSS MARGIN
Total costs increased $1,258 million, or 8.4% compared with the same period in 1997 due to the increase in sales volume. Gross margin percentage increased to 46.4% from 43.5% in the year-ago period. The increase in gross margin percentage for the current period was due to an overall favorable mix of higher margin products and services sales.

OPERATING EXPENSES
Selling, general and administrative expenses as a percentage of revenues were 21.3% for 1998, a decrease of 0.6 percentage points from the same period in 1997. Excluding the amortization expense associated with goodwill and existing technology for both years, selling, general and administrative expenses as a percentage of revenues was 20.9%, a decrease of 0.9 percentage points from the same period in 1997.

Selling, general and administrative expenses increased $652 million, or 11.3% compared with the same period in 1997. This increase is attributed to the higher sales volume, investment in growth initiatives, amortization expense associated with goodwill and existing technology as well as the implementation of SAP, an integrated software platform. Amortization expense associated with goodwill and existing technology was $147 million for the year ended September 30, 1998, an increase of $115 million from the same year-ago period. These increases were offset by the reversal of $66 million of 1995 business restructuring charges. In addition, the 1997 period included a $174 million reversal of 1995 business restructuring charges.

Research and development expenses represented 12.2% of revenues for the period as compared with 11.5% of revenues from the same period in 1997.

Research and development expenses increased $655 million compared with the same period in 1997. This was primarily due to increased expenditures in support of wireless, data networking, optical networking and software as well as switching and access systems and microelectronic products.

The purchased in-process research and development expenses for 1998 were $1,416 million, reflecting the charges associated with the acquisitions of Livingston, Prominet, Yurie, Optimay, SDX, MassMedia, LANNET and JNA compared with $1,024 million related to the acquisitions of Octel and Agile Networks, Inc. for the same period in 1997.

(a) Source: World Semiconductor Trade Statistics, Inc.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES
Other income -- net increased $22 million for 1998 compared with the same period in 1997. This increase was primarily due to gains recorded on the sale of certain business operations, including $149 million associated with the sale of Lucent's ATS business. These gains were offset by higher net losses associated with Lucent's equity investments, primarily from the PCC investment. Also, included in Other income -- net for 1998 is a charge of $110 million related to a write-down associated with Lucent's investment in the PCC venture. This charge was offset by one-time gains of $103 million primarily related to the sale of an investment and the sale of certain business operations including Bell Labs Design Automation Group.

Interest expense was $318 million for the 1998 fiscal year, an increase of $13 million compared with the same period in 1997. The increase in interest expense is due to higher debt levels in 1998 as compared with the prior year.

The effective income tax rate of 57.9% for 1998 decreased from the effective income tax rate of 63.1% in the same year-ago period. These rates exceed the U.S. federal statutory income tax rate primarily due to the book write-off of in-process research and development costs which are not deductible for tax purposes. Excluding the impact of the purchased in-process research and development expenses associated with Livingston, Prominet, Yurie, Optimay, SDX, LANNET and JNA acquisitions, as well as the similar impact of the Octel and Agile acquisitions in 1997, the effective income tax rate was 36.0% for 1998, a decrease from the year-ago rate of 37.2%. This decrease was primarily due to a reduced state effective tax rate and increased research tax credits.

CASH FLOWS
Cash provided by operating activities was $1,366 million in 1998, a decrease of $580 million compared with the same period in 1997. This decrease in cash was largely due to the increase in accounts receivable, partially offset by the increase in payroll and benefit-related liabilities.

Cash payments of $176 million were charged against the December 1995 business restructuring reserves in 1998 compared with $483 million in 1997. Of the 23,000 positions that Lucent announced it would eliminate in connection with the 1995 restructuring charges, approximately 19,900 positions had been eliminated through September 30, 1998. Actual experience in employee separations, combined with redeploying employees into other areas of the business, resulted in lower separation costs than originally anticipated. Lucent expects employee reductions in positions to be substantially complete by September 1999.

The restructuring reserves were established in December 1995 after AT&T decided to spin off the Company, but before the formal transfer of assets and personnel to the Company. The restructuring reserves were in support of Lucent's intention to focus on the technologies and markets it viewed as critical to its long-term success as a stand-alone entity. Lucent performed a comprehensive review of all of its operations, including its organizational structure, products and markets, with a view toward maximizing its return on investments. Actions such as the closing of the Phone Center stores, the consolidation of international facilities and the exiting from non-core businesses such as the circuit board business, have increased Lucent's profitability.

Part of the restructuring plan included workforce reductions which resulted from Lucent's decisions to form a single corporate structure that eliminated duplicative management and streamlined administrative functions, and to outsource certain corporate functions. An example of this activity is the outsourcing of information technology and production application work to ISSC, an IBM subsidiary. The efficiencies that resulted from the restructuring have enabled Lucent to reduce its selling, general and administrative expenses as a percentage of revenue over the past three fiscal years.

Many of the 1995 restructuring projects were significant and complex initiatives, some of which could not be completed until new enterprise-wide information technology systems, centralized back office support hubs and provisioning centers were in place. At the time the restructuring plans were adopted, the estimated time lines and project plans indicated that substantially all projects would be complete within two years. Some of the restructuring projects have taken longer than anticipated to complete due to their complicated nature and size, and the complicated nature and size of other projects that needed to be completed first. As a result, approximately 13% of the original reserves remained at September 30, 1998.

Lucent's remaining restructuring plans consist primarily of: (1) the elimination of back office support facilities due to the replacement of legacy information technology systems and the consolidation of corporate functions in certain locations outside the United States, each of which will result in employee separation costs, (2) facility closing costs for continuing payments under building leases for properties that Lucent no longer occupies and (3) other costs related to the closing, sale or consolidation of certain owned facilities and product lines.

The remaining employee separation costs will be used to reduce approximately 1,200 employees performing transaction processing and financial reporting and to downsize the number of employees in our Customer Service Centers. These headcount reductions were included in the original restructuring plans and will occur as soon as the replacement of the legacy information technology systems and consolidation of corporate functions are complete.

As a result of the workforce reductions and consolidation efforts, the Company reduced the amount of leased space it occupied from 19 million square feet to 14 million square feet. The remaining facility closing costs include ongoing rental payments for the leased space the Company no longer occupies and the reserves will be utilized over the remaining lease terms.

Other costs remaining include primarily reserves for remediation expenses, outstanding litigation and sales and use tax issues related to the closing, sale or consolidation of certain owned facilities or product lines which were being exited.

Management believes that the remaining reserves for business restructuring plans are adequate and that the plans will be completed by September 1999.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Comparing 1998 and 1997, cash used in investing activities decreased to $2,808 million from $3,121 million primarily due to a decrease in cash used for acquisitions as well as an increase in cash received from dispositions. In 1998, cash was used in the acquisitions of Yurie, Optimay, SDX, LANNET and JNA. The acquisitions of Livingston and Prominet in 1998 were completed through the issuance of stock and options and did not require the use of cash. The use of cash in 1998 was partially offset by proceeds from the sale of ATS. In 1997, Lucent acquired Octel and Agile and disposed of its interconnect products and CMS businesses.

Capital expenditures were $1,626 million and $1,635 million for 1998 and 1997, respectively. Capital expenditures include expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity and international growth.

Cash provided by financing activities for 1998 was $838 million compared with $295 million in 1997. The increase in cash provided by financing activities was due to higher debt levels and increased issuances of common stock when compared with the prior period.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

TWELVE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS TWELVE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES
Total revenues increased $3,074 million or 13.2% for 1997 compared with 1996, primarily due to gains in sales from Systems for Network Operators, Business Communications Systems and Microelectronic Products. The overall revenue growth was partially offset by the expected decline in revenue from Consumer Products and Other Systems and Products. Revenues for Lucent's three core businesses increased 17.9% for 1997 compared with 1996. Revenue growth continued to be generated from sales both within and outside the United States. Sales outside the United States increased 11.9% compared with 1996 and represented 24.1% of total revenues in 1997. The increased sales outside of the United States reflected Lucent's targeted approach toward revenue expansion outside the United States for increased profitability. The following table presents Lucent's revenues by product line, and the related percentage of total revenues for the twelve months ended September 30, 1997 and 1996:

                                                            Twelve Months Ended
                                                                September 30,
Dollars in Millions                              ----------------------------------------
                                                 As a Percentage          As a Percentage
                                         1997    of Total Revenue   1996  of Total Revenue
                                        -------  ---------------- ------- ----------------
Systems for Network Operators........   $15,614         59%      $13,192         57%
Business Communications Systems......     6,411         24         5,509         24
Microelectronic Products.............     2,755         11         2,315         10
Consumer Products....................     1,013          4         1,431          6
Other Systems and Products...........       567          2           839          3
Total................................   $26,360        100%      $23,286        100%

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $2,422 million or 18.4% compared with 1996. The increase resulted from higher sales of both switching and wireless systems with associated software, fiber-optic cable and professional services. Demand for second lines in businesses and residences for Internet services and data connectivity contributed to the revenue growth for 1997.

Sales from Systems for Network Operators in the United States increased 22.2%. The revenue increase in the United States was led by sales to traditional service providers and non-traditional customers such as personal communications services ("PCS") wireless providers, competitive access providers and cable television companies. Sales outside the United States increased 8.2% compared with 1996, resulting from increased sales in the Europe/Middle East/Africa, Asia/Pacific and Caribbean/Latin America regions. Sales outside the United States represented 25.1% of Systems for Network Operators revenues for 1997.

For 1997, sales of wireless infrastructure increased significantly compared with the same period in 1996 primarily due to PCS contracts as customers accepted networks for commercial service in 1997 using various digital technologies. These technologies include CDMA, GSM and TDMA. The Lucent digital technologies continue to show acceptance in markets both within and outside the United States.

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $902 million or 16.4% compared with the same period in 1996. This increase was led by sales of DEFINITY(R) products, SYSTIMAX structured cabling, messaging systems, integrated offers such as call centers and higher revenues from service contracts. This increase was partially offset by the continued erosion of the rental base. Revenues in the United States increased 17.0% compared with 1996. Revenues outside the United States increased by 13.2%, reflecting growth in all international regions. The increases both within and outside the United States were primarily due to sales of DEFINITY products, call centers and messaging systems. In addition, higher sales of SYSTIMAX structured cabling contributed to the revenue growth in the United States. Sales outside the United States represented 15.8% of revenue for 1997.


--------------------------------------
(R) Registered trademark of Lucent

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Sales of MICROELECTRONIC PRODUCTS increased $440 million or 19.0% compared with 1996, due to higher sales of customized chips for computing and communications, including components for local area networks, data networking, high-end computer workstations and wireless telephones. Higher sales of power systems and optoelectronic components also contributed to the increase for 1997. Sales within the United States increased 12.5% compared with 1996, led by sales to original equipment manufacturers ("OEMs"). The 25.9% growth in revenues outside the United States was driven by application specific integrated circuits ("ASICs") sales in the Asia/Pacific region as well as the growth of wireless and multimedia integrated circuits and power products sold to customers in Europe for cellular applications. Sales outside the United States represented 51.3% of the Microelectronic Products sales for 1997. Microelectronic Products continued to bring to market new technologies, such as the introduction of the K56flex(TM) modem technology.

Revenues from CONSUMER PRODUCTS decreased $418 million or 29.2% compared with 1996. The decline in revenues was primarily due to decreased product sales related to the closing of the Phone Center Stores, the discontinuation of unprofitable product lines and the continued decrease in phone rental revenues. Lucent's Consumer Products unit was contributed to the venture between Lucent and Philips on October 1, 1997.

Revenues from OTHER SYSTEMS AND PRODUCTS decreased $272 million or 32.4% compared with 1996. The decrease is largely due to the sale of Lucent's CMS business in fiscal year 1997 and its Paradyne subsidiary in fiscal year 1996.

GROSS MARGIN
Gross margin percentage increased to 43.5% from 38.2% in 1996 primarily due to the restructuring charges recorded in the quarter ended December 31, 1995. Excluding restructuring charges, gross margin for 1996 was 42.0%. The increase in gross margin percentage for 1997 was due to an overall favorable mix of higher margin product revenues and the benefits associated with Lucent's business productivity improvement initiatives.

--------------------------------------
TM Trademark of Lucent

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OPERATING EXPENSES
Selling, general and administrative expenses decreased $1,506 million or 20.7% compared with 1996. Excluding the $1,645 million of restructuring charges recorded in December 1995, selling, general and administrative expenses increased $139 million compared with 1996. This increase was due to expenditures associated with higher sales levels, investment in growth initiatives, and the implementation of SAP, an integrated software platform. These increases were partially offset by the reversal of $174 million of business restructuring liabilities in 1997, the lower start-up costs incurred in 1997, and business productivity improvement initiatives, including lower expenses since some businesses were exited in fiscal 1997 and 1996. Selling, general and administrative expenses as a percentage of revenue declined 2.3 percentage points to 21.9% of revenues compared with 24.2% of revenues, excluding restructuring charges in 1996.

Research and development expenses increased $472 million or 18.5% compared with 1996. Excluding the impact of restructuring charges recorded in the quarter ended December 31, 1995, research and development expenses increased by $736 million, primarily due to expenditures in support of wireless infrastructure, microelectronic products and advanced multimedia communications systems as well as a $127 million write-down of special-purpose Bell Labs assets no longer being used. Research and development expenses represented 11.5% of revenues as compared with 11.0% of revenues in 1996. Research and development expenses as a percentage of revenues increased 1.7 percentage points from 9.8%, excluding restructuring charges in 1996.

Purchased in-process research and development for 1997 reflects one-time write-offs totaling $1,024 million of in-process research and development in connection with the acquisitions of Octel and Agile. Agile is a provider of advanced intelligent data switching products acquired by Lucent in October 1996.

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES
Other income-net decreased $77 million compared with 1996. This decrease was largely due to gains recognized on the sale of certain investments and insurance recoveries in 1996, offset in part by increased interest income in 1997.

Interest expense increased $12 million compared with 1996 due primarily to replacing a portion of commercial paper with long-term debt in July 1996.

The effective tax rate of 63.1% for 1997 increased from the effective tax rate of 22.4% for the same period of 1996 due to the 1997 write-offs of purchased in-process research and development costs and the tax impact of restructuring charges incurred in 1996. The 1997 rate exceeds the U.S. federal statutory income tax rate primarily due to the book write-off of in-process research and development costs which are not deductible for tax purposes. Excluding charges related to the acquisitions of Agile and Octel, the effective tax rate for 1997 was 37.2%, a decrease of 3.6 percentage points from the 1996 effective tax rate of 40.8% before considering the effects of restructuring charges incurred in 1996. This decrease is primarily attributable to the tax impact of foreign earnings.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CASH FLOWS
Cash provided by operating activities was $1,946 million in 1997, an increase of $967 million compared with the same period in 1996. This increase in cash was largely due to the retention of $2,000 million of customer accounts receivable by AT&T in 1996 as well as the increase in cash collections associated with higher sales. This was offset by changes in accounts payable due to the end of payments to AT&T related to the Separation and the change in other operating assets and liabilities over 1996. The change in other operating assets and liabilities was primarily due to the receipt of a $500 million cash advance made to Lucent in April 1996 by AT&T and the utilization by AT&T of that advance in 1997.

Cash payments of $483 million were charged against the December 1995 business restructuring reserves in 1997. As of September 30, 1997, the workforce had been reduced by approximately 17,900 positions in connection with business restructuring. In addition, approximately 1,000 employees left Lucent's workforce as part of the sale of Paradyne in 1996. Actual experience in employee separations, combined with redeploying employees into other areas of the business, has resulted in lower separation costs than originally anticipated.

Comparing 1997 and 1996, cash used in investing activities increased to $3,121 million from $1,638 million primarily due to the acquisition of Octel.

Capital expenditures were $1,635 million and $1,432 million for 1997 and 1996, respectively. Capital expenditures include expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity and international growth.

Cash provided by financing activities for 1997 was $295 million compared with $2,503 million in 1996. This decrease was primarily due to the proceeds received from the IPO in the year-ago period.

In 1995, Lucent relied on AT&T to provide financing for its operations. The cash flows from financing activities for the year ended September 30, 1996 reflect changes in the Company's assumed capital structure. These cash flows are not necessarily indicative of the cash flows that would have resulted if Lucent had been a stand-alone entity.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Total assets as of September 30, 1998 increased $2,909 million, or 12.2%, from September 30, 1997. This increase was primarily due to increases in accounts receivable and other assets of $1,566 million and $1,001 million, respectively. The increase in accounts receivable was primarily due to higher sales. The increase in other assets was largely due to the increase in goodwill and existing technology associated with the Livingston, Prominet, Yurie, Optimay, SDX, LANNET and JNA acquisitions, and an increase in equity investments as a result of Lucent's contribution of its Consumer Products business to PCC.

Total liabilities increased $762 million, or 3.7%, from September 30, 1997. This increase was largely due to the increases in payroll and benefit-related liabilities and postretirement and postemployment benefit liabilities. These increases are primarily related to the increase in employee headcount as a result of Lucent's recent acquisitions as well as year end payroll and benefit accruals.

Working capital, defined as current assets less current liabilities, increased $1,887 million from fiscal year end 1997 primarily resulting from the increase in accounts receivable, and the following reclassification of $500 million ($495 million net of unamortized costs) from short-term debt to long-term debt. On November 19, 1998, Lucent sold $500 million of ten-year notes and reclassified the amount from debt maturing within one year to long-term debt. The proceeds were used to pay down a portion of Lucent's commercial paper during the first quarter of fiscal 1999.

For the year ended September 30, 1998, Lucent's inventory turnover ratio was 4.6 times compared with 4.0 times for the year ended September 30, 1997. The increase was primarily due to improved inventory management at the factories and in the distribution channels. Inventory turnover is defined as cost of sales (excluding costs related to long-term contracts) divided by average inventory during the year.

Accounts receivable were outstanding an average of 64 days for the years ended September 30, 1998 and 1997, respectively.

The fair value of Lucent's pension plan assets is greater than the projected pension obligations. Lucent records pension income when the expected return on plan assets plus amortization of the transition asset is greater than the interest cost on the projected benefit obligation plus service cost for the year. Consequently, Lucent continued to have a net pension credit that added to prepaid pension costs in 1998 and which is expected to continue in the near term.

Lucent expects that, from time to time, outstanding commercial paper balances may be replaced with short- or long-term borrowings as market conditions permit. At September 30, 1998, Lucent maintained approximately $5,200 million in credit facilities, of which a portion is used to support Lucent's commercial paper program. At September 30, 1998, approximately $4,850 million was unused. Future financings will be arranged to meet Lucent's requirements, with the timing, amount and form of issue depending on the prevailing market and general economic conditions. Lucent anticipates that borrowings under its bank credit facilities, the issuance of additional commercial paper, cash generated from operations, and short- and long-term debt financings will be adequate to satisfy its future cash requirements, although there can be no assurance that this will be the case.

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

As part of the revenue recognition process, Lucent has assessed the collectibility of the accounts receivable relating to the Sprint PCS purchase contract in light of its financing commitment to Sprint PCS. Lucent has determined that the receivables under the contract are reasonably assured of collection based on various factors among which was the ability of Lucent to sell the loans and commitments without recourse. Lucent intends to continue pursuing opportunities for the sale of the $226 million of loans outstanding, and the future loans and commitments to Sprint PCS.

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

The ratio of total debt to total capital (debt plus equity) was 45.6% at September 30, 1998 compared with 55.4% at September 30, 1997. The decrease in the ratio was primarily due to the increase in shareowners' equity, which resulted from net income and the issuance of common stock, partially offset by the increase in debt.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the acquisitions of Octel, Livingston, Prominet, and Yurie, Lucent allocated a significant portion of the purchase price to purchased in-process research and development. As part of the process of analyzing each of these acquisitions, Lucent made a decision to buy technology that had not yet been commercialized rather than develop the technology internally. Lucent based this decision on factors such as the amount of time it would take to bring the technology to market. Lucent also considered Bell Labs' resource allocation and its progress on comparable technology, if any. Lucent management expects to use the same decision process in the future.

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

Where appropriate, Lucent deducted an amount reflecting the contribution of the core technology from the anticipated cash flows from an in-process research and development project. At the date of acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was capitalized and immediately expensed at acquisition. If the projects are not successful or completed timely, management's product pricing and growth rates may not be achieved and Lucent may not realize the financial benefits expected from the projects.

Octel

On September 29, 1997, Lucent completed the purchase of Octel for $1,819 million. Octel was a public company involved in the development of voice, fax, and electronic messaging technologies. The allocation to in-process research and development of $945 million represented its estimated fair value using the methodology described above.

In-Process Research and Development Overview

At the acquisition date, Octel was conducting development, engineering, and testing activities associated with the completion of six projects. These projects and their respective in-process research and development values were:
Unified Messenger ($245 million), Phoenix/Intelligent Messaging Architecture ("IMA") ($540 million), Octel Network Services ("ONS") Projects ($111 million), and three other projects ($49 million in total). Briefly described below are the effort and assumptions related to the Unified Messenger, Phoenix/IMA, and ONS projects.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Unified Messenger. This project, which had been in development for over three years at acquisition, was a next-generation messaging system for accessing both voice and e-mail messages with either a telephone or a computer. Messages are stored in a single mailbox, which allows users to access all of their messages. The product consists of a voice server implemented on a Microsoft NT platform, using digital signal processing cards as links to a private branch exchange. Research and development efforts in progress at the acquisition date involved work on an initial and several enhanced versions of Unified Messenger.

The major achievements related to this project at September 29, 1997 included the development of the telephone access interface to enable listening to both voice and text mail stored in Microsoft Exchange and of the text-to-speech function needed for listening to e-mail.

The primary remaining risks at the acquisition date were related to functionality and integration issues with Microsoft Exchange that affected overall product reliability, and addressing inadequate application response time relative to customer market demands. The first version of Unified Messenger was not expected to reach technological feasibility until December 1997 at which time Lucent would begin generating economic benefits. At the acquisition date, costs to complete the research and development efforts related to the initial release of the project were expected to be $3 million.

Phoenix/IMA. The Phoenix/IMA research and development project involved two phases of development focused on developing a next generation server, Phoenix, to replace the existing product and on providing a migration path to the next generation messaging platform, IMA. The existing product was inflexible, obsolete, and did not have the ability to provide customers with the technological capabilities that were required in the digital and wireless network environments at the acquisition date. Upon release, the Phoenix server was expected to function as a media server for the IMA platform. IMA was being designed to be a distributed, open-system architecture that would allow for greater speed of product improvement, and enable service providers to create customized applications more easily for various countries or communities.

The major achievements related to this project at September 29, 1997 included development of hardware prototypes for Phoenix and optimizing and adding functionality to the IMA operating support systems.

The primary risks remaining at September 29, 1997 were related to the following development areas: (i) performance issues related to new line cards, (ii) a new asynchronous processor, and (iii) IMA's new and unproven architecture. At the acquisition date, costs to complete the research and development efforts related to Phoenix/IMA were expected to be $49 million. Phoenix was scheduled to reach technological feasibility in September 1998, and IMA was expected to reach technological feasibility in January 1999.

ONS Projects. At the acquisition date, ONS, which operates and maintains voice messaging systems for service providers, was involved in designing new software to provide additional capabilities demanded by its outsourcing customers as well as to handle new voice messaging systems that Octel would produce. The existing software was outdated and lacked required functionality. The goal of the ONS Projects was to produce software to be used in a platform that would be easily upgradeable with greater functionality.

The major achievements related to these projects at September 29, 1997 included the development of functional and design specifications, development and testing related to call collection processes, and testing of provisioning.

The primary remaining risks at September 29, 1997 were related to the completion of remaining specifications, migration activities, and completion of core software capabilities. Lucent anticipated that development related to this project would be completed in the 1998 calendar year, after which Lucent expected to begin generating economic benefits. At the acquisition date, costs to complete the research and development efforts related to the ONS Projects were expected to be less than $1 million.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Valuation Assumptions

Unified Messenger. Revenues attributable to Unified Messenger were estimated to be $5 million in 1998 and $46 million in 1999. Revenue was expected to peak in 2004 and decline thereafter through the end of the product's life (2008) as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 179% in 2000 to 20% in 2004, and be negative for the remainder of the projection period.

Phoenix/IMA. Revenues attributable to Phoenix/IMA were estimated to be $94 million in 1998 and $508 million in 1999. Revenue was expected to peak in 2004 and decline thereafter through the end of the product's life (2010) as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 59% in 2000 to 10% in 2004, and be negative for the remainder of the projection period.

ONS Projects. Revenues attributable to the ONS Projects were estimated to be $18 million in 1998 and $93 million in 1999. Revenue was expected to peak in 2003 and decline thereafter through the end of the product's life (2006) as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 52% in 2000 to 10% in 2003, and be negative for the remainder of the projection period.

An average risk adjusted discount rate of 20% was utilized to discount projected cash flows.

Current Status

There have not been any significant departures from the planned efforts for Unified Messenger. The Phoenix and ONS efforts have been completed. The IMA research and development effort has been delayed twice as the result of the inclusion of new capability specifications, first, in January 1998 to include unified messaging capabilities and, second, in September 1998, to include significant new hardware platform capabilities and incorporate Internet software capabilities. This enhanced version is scheduled to reach technological feasibility, a beta stage, in August 1999, and is scheduled for introduction in October 1999. Since intermediate milestones for IMA have been met on schedule and Phoenix will continue to earn revenues through completion of IMA development, the completion and exploitation of this project and current market conditions make it reasonable that estimated revenue and cash flow levels will be achieved, although on a delayed basis. The IMA version enhancements and the rescheduled market introduction are not expected to impact the originally forecasted market penetration rates.

Livingston

On December 15, 1997, Lucent completed the purchase of Livingston for $610 million. Livingston was involved in the development of equipment used by Internet service providers to connect subscribers to the Internet. The allocation to in-process research and development of $427 million represented its estimated fair value using the methodology described above.

In-Process Research and Development Overview

At the acquisition date, Livingston was conducting development, engineering, and testing activities associated with the completion of PortMaster4, a remote access concentrator targeted at large independent telecommunication companies, cable television companies, and Internet service providers. PortMaster4 was valued at $421 million and $6 million was allocated to another project. Briefly described below are the effort and assumptions related to PortMaster4.

The PortMaster4 was being designed with a multi-generation architecture capable of scaling to the greater bandwidth and density requirements of the future. It was also being designed to incorporate remote access and packet processing capabilities based on an Asynchronous Transfer Mode ("ATM") switch fabric and to be a low-cost/price per port solution with the ability to add functionality and new interface types to meet the range of Internet service provider requirements. The PortMaster4 represented Livingston's entry into the high capacity remote access concentrator market.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The PortMaster4 was targeted at a new customer base for Livingston (high capacity remote access concentrator customers), which had very different requirements than the small internet service providers served by Livingston's existing product, PortMaster3. PortMaster3 did not have the scalability, density, or reliability that the higher capacity customers were requiring at the acquisition date.

The major achievements related to this product at the time of acquisition included development of the product specifications and design concept. Included in these achievements were customer surveys for feature match, standards requirements research, critical vendor selection, system modeling, aesthetic design, and establishment of hardware and software design criteria.

The primary remaining risks at the acquisition date were related to semiconductor technology development, development of new device drivers which were not carried over from the existing product, development of an operating system to work in a multi-processing environment, and processor capacity and portability issues. At the acquisition date, costs to complete the research and development efforts related to the PortMaster4 were expected to be $5 million. The development related to this product was expected to be completed in March 1998, with commercial release planned for April 1998, at which time Lucent expected to begin generating economic benefits.

Valuation Assumptions

Revenues attributable to the PortMaster4 were estimated to be $48 million in 1998 and $261 million in 1999. Revenue was expected to peak in 2002 and decline thereafter through the end of the product's life (2007) as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 69% in 2000 to 11% in 2002, and be negative for the remainder of the projection period.

A risk adjusted discount rate of 20% was utilized to discount projected cash flows.

Current Status

PortMaster4 was commercially released in July 1998 and started generating revenues immediately after commercial launch. There have not been any significant departures from the planned effort for PortMaster4.

Prominet

On January 23, 1998, Lucent completed the purchase of Prominet for $199 million. Prominet was a start up company involved in the development of technology in the emerging gigabit ethernet networking industry. The allocation to in-process research and development of $157 million represented its estimated fair value using the methodology described above.

In-Process Research and Development Overview

At the acquisition date, Prominet was conducting development, engineering, and testing activities associated with the completion of a gigabit ethernet local area network switch. The initial product, called the P550 (Phase I), enabled customers with traditional Ethernet networks to upgrade the capacity and speed of their networks. Besides performing Ethernet switching (sometimes referred to as Layer 2 switching) Prominet was designing the new switches to perform higher level network routing decisions based on networking protocols like Internet protocol (sometimes called Layer 3 switching) that traditionally were handled by separate devices called routers. By integrating the ability to handle Layer 3 switching in the same box as the Layer 2 switching, products like the P550 reduced the need for separate router products, while also providing much higher performance than traditional software based routers.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Development related to Prominet's gigabit ethernet switch was planned in several phases. Phase I, a Layer 2 Ethernet switch with no Layer 3 routing capabilities, had just been introduced at the acquisition date and was capitalized as existing technology. Phase II was focused on implementing limited Layer 3 switching by adding Layer 3 routing code to a common central processing card. With this addition, the P550 could perform Layer 3 switching at limited speeds. It wasn't until Phase III, when new custom silicon chips were to be added to the input/output cards, that the P550 would achieve its maximum performance levels, enabling Layer 3 switching at full speed across all input/output ports simultaneously. This third phase was critical since routing in the supervisor module alone would not enable full speed Layer 3 switching across all input/output ports. Being able to replace traditional slow and expensive software-based routers with new high speed, lower cost Layer 3 switches was considered an appealing proposition to customers. Phase IV development was aimed at achieving a fixed configuration (i.e., a pizza box size device instead of a multi-slot chassis), Layer 2 gigabit ethernet switch to address fully the needs of the potential gigabit ethernet LAN market. Upon completion of this phase, Prominet would have both chassis and box products in the gigabit ethernet market niche.

The in-process research and development values assigned to each phase were as follows: (i) Phase II ($12 million); (ii) Phase III ($92 million); and (iii) Phase IV ($53 million).

Phase II. Overall, substantial progress had been made related to research and development in this phase. Phase II milestones reached as of the acquisition date were: development of Internet protocol routing software, port routing software to target runtime environment, development of interfaces to simulated packet routing engine hardware, design of packet routing engine application specific integrated circuit ("ASIC"), design of a new CPU interface ASIC, design of a new Layer 3 supervisor module assembly, and integration of Layer 3 features into a web-based manager. The milestones that were still to be accomplished in order to achieve technological feasibility in Phase II were: completion of the packet routing engine ASIC, completion of the Layer 3 supervisor module hardware, integration of Layer 3 software and hardware and addition of the necessary Layer 3 features, system testing of Layer 3 routing and beta testing the product. Costs to complete the research and development efforts related to Phase II were expected to be $2 million at the acquisition date. The development related to this phase was expected to be completed in June 1998.

Phase III. The primary Phase III milestone reached as of the acquisition date was the development of Layer 3 routing architecture. The milestones that were still to be accomplished in order to achieve technological feasibility in Phase III were: availability of Layer 3 supervisor software and hardware from Phase II development, completion of the packet routing engine ASIC, completion of Layer 3 Gigabit input/output card hardware, completion of Layer 3 Fast Ethernet line card hardware, integration of Layer 3 software with Layer 3 line card hardware, and system beta testing. Costs to complete the research and development efforts related to Phase III were expected to be $4 million at the acquisition date. The development related to this phase was expected to be completed in June 1998.

Phase IV. The Phase IV milestones reached as of the acquisition date were related to the product's system architecture and custom ASICs. The milestones that were still to be accomplished in order to achieve technological feasibility in Phase IV were: design completion of a subset of the P550 supervisor software, integration of the hardware and software, system testing, and acceptance testing. Costs to complete research and development efforts related to Phase IV were expected to be $3 million. The development related to this phase was expected to be completed in September 1998.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Valuation Assumptions

Phase II. Revenues attributable to Phase II were estimated to be $8 million in 1999. Revenue was expected to peak in 2004 and decline thereafter through the end of the product's life (2009) as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 112% in 2000 to 8% in 2004, and be negative for the remainder of the projection period.

Phase III. Revenues attributable to Phase III were estimated to be $47 million in 1999. Revenue was expected to peak in 2004 and decline thereafter through the end of the product's life (2009) as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 112% in 2000 to 8% in 2004, and be negative for the remainder of the projection period.

Phase IV. Revenues attributable to Phase IV were estimated to be $38 million in 1999. Revenue was expected to peak in 2004 and decline thereafter through the end of the product's life (2009) as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 106% in 2000 to 7% in 2004, and be negative for the remainder of the projection period.

A risk adjusted discount rate of 25% was utilized to discount projected cash flows.

Current Status

Phase II, Phase III and Phase IV were all completed on time and are performing within the budgets as estimated at the time of acquisition. There have been no significant departures from the planned development efforts.

Yurie

On May 29, 1998, Lucent completed the purchase of Yurie for $1,056 million. Yurie is involved in the development of ATM access solutions. The allocation to in-process research and development of $620 million represents its estimated fair value using the methodology described above.

In-Process Research and Development Overview

At the acquisition date, Yurie was conducting development, engineering, and testing activities associated with the completion of several projects. These projects included: (i) development related to the LDR 200, the LDR 50, and the LDR 250 (collectively referred to as the "LDR 50/200/250" product category) and
(ii) development related to the LDR 4. The in-process research and development values assigned to each project are as follows: (i) LDR 50/200/250 ($607 million) and (ii) LDR 4 ($11 million). Briefly described below are the effort and assumptions related to the LDR 50/200/250.

LDR 50/200/250. The LDR 200 is a high capacity ATM access concentrator that acts as an edge device in an ATM network. The LDR 50 is a medium capacity ATM access concentrator and functions as a scaled down version of the LDR 200 with lower throughput and a smaller size. An ATM access concentrator is electronic equipment that allows two or more signals to pass over one communications circuit. The LDR 200 and the LDR 50 are similar existing products aimed at different customer sets and similar development efforts were associated with both products. At the acquisition date, research and development related to the LDR 200 and LDR 50 involved significant efforts related to the development of next generation products and involved increasing the conversion and transmission capacity of the existing products, maximizing bandwidth utilization, reducing power consumption, increasing functionality, increasing reliability and addressing scalability issues.

At the acquisition date, the LDR 250 was a new ATM edge product that was being developed. The LDR 250 was being designed to capture emerging market opportunities in telephony traffic over ATM, allowing for seamless movement from Time Division Multiplex ("TDM") networks to ATM networks.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overall, substantial progress had been made related to the research and development of the LDR 50/200/250 at the acquisition date. The major achievements related to this product category at May 29, 1998 included: development related to certain functions including creation of the platform which is the core related to the research and development effort; demonstration of inverse multiplexing over ATM capabilities, which would increase the products' ability to handle different types of traffic; demonstration of digital signal processing capabilities, primarily in the areas of echo canceling, and voice compression; and design of requirements to address other key capabilities.

The primary remaining risks at the acquisition date were the development of Signaling Systems 7 compatible technology which would improve the routing and transfer of signaling messages; design and development related to carrier scale internetworking technology which would speed up network connection services via Internet Protocols; ASIC development; addressing compatibility and integration issues; and systems testing.

Costs to complete the research and development efforts related to the LDR 50/200/250 were expected to be $29 million at the acquisition date. Lucent anticipated that development related to this product category would be completed in stages through fiscal year 2000.

Valuation Assumptions

Revenues attributable to the LDR 50/200/250 were estimated to be $132 million in 1999. Revenue was expected to peak in 2000 and decline thereafter through the end of the product's life (2009) as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 84% in 2000 to 9% in 2007, and be negative for the remainder of the projection period.

A risk adjusted discount rate of 20% was utilized to discount projected cash flows.

Current Status

The LDR 50, LDR 200 and LDR 250 were all completed on time or have met all of their scheduled milestones. Some of the product releases have been renamed.

RISK MANAGEMENT
Lucent is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. Lucent manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Lucent uses derivative financial instruments as risk management tools and not for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage Lucent's exposure to nonperformance on such instruments.

Lucent uses foreign currency exchange contracts, and to a lesser extent, foreign currency purchased options to reduce its exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. Foreign currency exchange contracts are designated for firmly committed or forecasted purchases and sales. The use of these derivative financial instruments allows Lucent to reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. As of September 30, 1998, Lucent's primary net foreign currency market exposures include Deutsche marks and British pounds. As of September 30, 1997, Lucent's primary net foreign currency market exposures included Deutsche marks, Japanese yen and Dutch guilders. Lucent has not changed its policy regarding how such exposures are managed since the year ended September 30, 1997. Management does not foresee or expect any significant changes in foreign currency exposure in the near future.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The fair value of foreign currency exchange contracts is sensitive to changes in foreign currency exchange rates. As of September 30, 1998 and 1997, a 10% appreciation in foreign currency exchange rates from the prevailing market rates would increase the related net unrealized gain by $11 million and $27 million, respectively. Conversely, a 10% depreciation in these currencies from the prevailing market rates would decrease the related net unrealized gain by $18 million and $35 million, as of September 30, 1998 and 1997 respectively. Unrealized gains/losses in foreign currency exchange contracts are defined as the difference between the contract rate at the inception date of the foreign currency exchange contract and the current market exchange rates. Consistent with the nature of the economic hedge of such foreign currency exchange contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, of the underlying instrument or transaction being hedged.

While Lucent hedges actual and anticipated transactions with customers, the decline in value of the Asia/Pacific currencies or currencies in other regions may, if not reversed, adversely affect future product sales because Lucent products may become more expensive for customers to purchase in their local currency.

Lucent manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, Lucent, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. Lucent had no material interest rate swap agreements in effect as of September 30, 1998 and 1997. The strategy employed by Lucent to manage its exposure to interest rate fluctuations is unchanged from September 30, 1997. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future.

The fair value of Lucent's fixed rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the market value of this debt due to differences between the market interest rates and rates at the inception of the debt obligation. Based upon a hypothetical immediate 150 basis point increase in interest rates at September 30, 1998 and 1997, the market value of Lucent's fixed rate long-term debt would be impacted by a net decrease of $209 million and $113 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of Lucent's fixed rate long-term debt outstanding at September 30, 1998 and 1997 of $247 million and $121 million, respectively. As a result of the change in market conditions in 1998, Lucent used a hypothetical 150 basis point change, versus 100 basis points used in the fiscal year 1997 presentation, to determine the change in market value of this debt.

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the period of remediation for the applicable site which ranges from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements in respect to environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital and other expenditures that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at September 30, 1998 cannot be estimated.

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Multi-Year Contracts:
Lucent has significant contracts for the sale of infrastructure systems to network operators which extend over a multi-year period, and expects to enter into similar contracts in the future, with uncertainties affecting recognition of revenues, stringent acceptance criteria, implementation of new technologies and possible significant initial cost overruns and losses. See also discussion above under FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES, and KEY BUSINESS CHALLENGES.

Seasonality:
See discussion above under KEY BUSINESS CHALLENGES.

Future Capital Requirements:
See discussion above under FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
 .

Growth Outside the United States, Foreign Exchange and Interest Rates:
Lucent intends to continue to pursue growth opportunities in markets outside the United States. In many markets outside the United States, long-standing relationships between potential customers of Lucent and their local providers, and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuit of such growth opportunities outside the United States may require significant investments for an extended period before returns on such investments, if any, are realized. Such projects and investments could be adversely affected by reversals or delays in the opening of foreign markets to new competitors, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation, and other factors, depending on the country in which such opportunity arises. Difficulties in foreign financial markets and economies, and of foreign financial institutions, could adversely affect demand from customers in the affected countries.

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

Legal Proceedings and Environmental:
See discussion above under OTHER.

REPORT OF MANAGEMENT

Management is responsible for the preparation of Lucent Technologies Inc.'s consolidated financial statements and all related information appearing in this Annual Report. The consolidated financial statements and notes have been prepared in conformity with generally accepted accounting principles and include certain amounts which are estimates based upon currently available information and management's judgment of current conditions and circumstances.

To provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that accounting records are reliable for preparing financial statements, management maintains a system of accounting and other controls, including an internal audit function. Even an effective internal control system, no matter how well designed, has inherent limitations - including the possibility of circumvention or overriding of controls - and therefore can provide only reasonable assurance with respect to financial statement presentation. The system of accounting and other controls is improved and modified in response to changes in business conditions and operations and recommendations made by the independent public accountants and the internal auditors.

The Audit and Finance Committee of the Board of Directors, which is composed of directors who are not employees, meets periodically with management, the internal auditors and the independent auditors to review the manner in which these groups of individuals are performing their responsibilities and to carry out the Audit and Finance Committee's oversight role with respect to auditing, internal controls and financial reporting matters. Periodically, both the internal auditors and the independent auditors meet privately with the Audit and Finance Committee and have access to its individual members.

Lucent engaged PricewaterhouseCoopers LLP, independent public accountants, to audit the consolidated financial statements in accordance with generally accepted auditing standards, which include consideration of the internal control structure. Their report appears on this page.




Richard A. McGinn                          Donald K. Peterson
Chairman and                               Executive Vice President and
Chief Executive Officer                    Chief Financial Officer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of Lucent Technologies Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and changes in shareowners' equity and of cash flows present fairly, in all material respects, the financial position of Lucent Technologies Inc. and its subsidiaries at September 30, 1998 and 1997, the results of their operations and their cash flows for each of the two years in the period ended September 30, 1998, and for the nine-month period ended September 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP - Signed
New York, New York
October 21, 1998

ITEMS 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                    Lucent Technologies Inc. and Subsidiaries
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions, Except Per-Share Amounts)


                                           Year Ended
                                          September 30,             Nine Months Ended
                                         (twelve months)              September 30,
                              -----------------------------------  -------------------
                                1998         1997        1996            1996
--------------------------------------------------------------------------------------
                                                    UNAUDITED
--------------------------------------------------------------------------------------
Revenues                       $30,147      $26,360      $23,286        $15,859

Costs                           16,156       14,898       14,392          9,290

Gross margin                    13,991       11,462        8,894          6,569

Operating expenses
Selling, general
  and administrative             6,436        5,784        7,290          4,244
Research and development         3,678        3,023        2,551          1,838
Purchased in-process
  research and development       1,416        1,024            -              -
Total operating expenses        11,530        9,831        9,841          6,082

Operating income (loss)          2,461        1,631         (947)           487
Other income - net                 163          141          218             96
Interest expense                   318          305          293            216

Income (loss) before
  income taxes                   2,306        1,467       (1,022)           367
Provision (benefit) for
  income taxes                   1,336          926         (229)           143

Net income (loss)              $   970      $   541      $  (793)       $   224

Earnings (loss) per
  common share - basic         $  0.74      $  0.42      $ (0.69)      $  0.19

Earnings (loss) per
  common share - diluted       $  0.73      $  0.42      $ (0.69)       $  0.19

Dividends per
  common share                 $  0.155     $  0.1125    $  0.075       $  0.075


See Notes to Consolidated Financial Statements.

                    Lucent Technologies Inc. and Subsidiaries
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in Millions, Except Per Share Amounts)

                                                September 30,    September 30,
                                                    1998              1997
                                               -------------     ------------
ASSETS
Cash and cash equivalents                      $     685         $   1,350
Accounts receivable less allowances
  of $390 in 1998 and $352 in 1997                 6,939             5,373
Inventories                                        3,081             2,926
Contracts in process (net of progress
  billings of $3,036 in 1998 and
  $2,003 in 1997)                                  1,259             1,046
Deferred income taxes - net                        1,623             1,333
Other current assets                                 491               473
Total current assets                              14,078            12,501

Property, plant and equipment - net                5,403             5,147
Prepaid pension costs                              3,754             3,172
Deferred income taxes - net                          750             1,262
Capitalized software development costs               298               293
Other assets                                       2,437             1,436

Total assets                                    $ 26,720          $ 23,811

LIABILITIES
Accounts payable                                $  2,040          $  1,931
Payroll and benefit-related liabilities            2,511             2,178
Postretirement and postemployment
  benefit liabilities                                187               239
Debt maturing within one year                      2,231             2,538
Other current liabilities                          3,459             3,852

Total current liabilities                         10,428            10,738

Postretirement and postemployment
  benefit liabilities                              6,380             6,073
Long-term debt                                     2,409             1,665
Other liabilities                                  1,969             1,948

Total liabilities                               $ 21,186          $ 20,424
Commitments and contingencies

SHAREOWNERS' EQUITY
Preferred stock - par value $1 per share
 Authorized 250,000,000 shares
 Issued and outstanding shares: none            $      -          $      -
Common stock - par value $.01 per share
 Authorized shares: 3,000,000,000
 Issued and outstanding shares:
 1,316,394,169 at September 30, 1998;
 1,284,125,312 at September 30, 1997                   13               13
Additional paid-in capital                          4,485            3,047
Guaranteed ESOP obligation                            (49)             (77)
Foreign currency translation                         (279)            (191)
Retained earnings                                   1,364              595

Total shareowners' equity                        $  5,534         $  3,387

Total liabilities and shareowners' equity        $ 26,720         $ 23,811

See Notes to Consolidated Financial Statements.

                      Lucent Technologies Inc. and Subsidiaries
                              CONSOLIDATED STATEMENTS OF
                            CHANGES IN SHAREOWNERS' EQUITY
                                (Dollars in Millions)

                                  Year Ended          Year Ended
                              September 30, 1998   September 30, 1997   Nine Months Ended
                                (twelve months)      (twelve months)    September 30, 1996
                              ------------------   ------------------   ------------------
PREFERRED STOCK                            -                   -                    -

COMMON STOCK
 Balance at beginning of period      $    13              $   13               $    -
 Issuance of common stock                  -                   -                    6
 Two-for-one common stock split            -                   -                    7
Balance at end of period                  13                  13                   13

ADDITIONAL PAID-IN CAPITAL
 Balance at beginning of period        3,047               2,595                1,406
 Issuance of common stock                608                 260                2,881
 Issuance of common stock for
   acquisitions                          689                   -                    -
 Conversion of stock options
   related to acquisitions               186                 116                    -
 Net loss from 1/1/96 through 1/31/96      -                   -                  (72)
 Dividends declared                        -                   -                   (7)
 Accounts receivable holdback
  by AT&T                                  -                   -               (2,000)
 Unrealized (loss) gain on investments   (37)                 40                   15
 Acceptance of ESOP                        -                   -                  120
 Other contributions from AT&T             -                   -                  252
 Other                                    (8)                 36                    -
 Balance at end of period              4,485               3,047                2,595

GUARANTEED ESOP OBLIGATION
 Balance at beginning of period          (77)               (106)                   -
 Acceptance of ESOP                        -                   -                 (120)
 Amortization of ESOP obligation          28                  29                   14
 Balance at end of period                (49)                (77)                (106)

FOREIGN CURRENCY TRANSLATION
 Balance at beginning of period         (191)                (16)                  28
 Translation adjustments                 (88)               (175)                 (44)
 Balance at end of period               (279)               (191)                 (16)

RETAINED EARNINGS
 Balance at beginning of period          595                 200                    -
 Net income                              970                 541                    -
 Net income from 2/1/96
  through 9/30/96                          -                   -                  296
 Two-for-one common stock split            -                   -                   (7)
 Dividends declared                     (201)               (146)                 (89)
 Balance at end of period              1,364                 595                  200

TOTAL SHAREOWNERS' EQUITY           $  5,534            $  3,387              $ 2,686



See Notes to Consolidated Financial Statements.

                     Lucent Technologies Inc. and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Dollars in Millions)

                                               Year Ended
                                               September 30,            Nine Months Ended
                                             (twelve months)                September 30,
                              -------------------------------------     -----------------
                                1998            1997           1996               1996
-----------------------------------------------------------------------------------------
                                                 UNAUDITED
-----------------------------------------------------------------------------------------
Operating Activities:
Net income(loss)              $  970         $  541          $  (793)           $   224
Adjustments to reconcile
 net income(loss)
 to net cash provided by
 (used in) operating activities,
 net of effects from
 acquisitions of businesses:
  Business restructuring
    (reversal) charge           (100)          (201)           2,515                (98)
  Asset impairment
    and other charges              -             81              293                105
  Depreciation and
    amortization               1,334          1,450            1,326                937
  Provision for
    uncollectibles               130            127               73                 54
  Deferred income taxes          113              9             (996)              (251)
  Purchased in-process
    research and development   1,416          1,024                -                  -
  Increase in accounts
    receivable - net          (1,987)          (389)          (3,114)            (1,506)
  Increase in inventories
    and contracts in process    (365)          (273)            (309)             (524)
  Increase(decrease) in
    accounts payable             170            (16)           1,021                629
  Changes in other operating
    assets and liabilities       133           (315)           1,040                537
  Other adjustments for
    noncash items - net         (448)           (92)             (77)              (111)
Net cash provided by(used in)
  operating activities         1,366          1,946              979                (4)

Investing Activities:
Capital expenditures          (1,626)        (1,635)          (1,432)              (939)
Proceeds from the sale or
 disposal of property, plant
 and equipment                    57            108              119                 15
Purchases of
 equity investments             (212)          (149)             (96)               (46)
Sales of equity investments       71             12              102                102
Dispositions of businesses       329            181               58                 58
Acquisitions of businesses -
 net of cash acquired         (1,347)        (1,568)            (234)              (234)
Other investing
 activities - net                (80)           (70)            (155)               (22)
Net cash used in
 investing activities         (2,808)        (3,121)          (1,638)            (1,066)

See Notes to Consolidated Financial Statements.

                                    (CONT'D)

                    Lucent Technologies Inc. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONT'D)
                              (Dollars in Millions)

                                          Year Ended
                                         September 30,               Nine Months Ended
                                        (twelve months)                September 30,
                                -----------------------------       ----------------------
                                1998          1997       1996              1996
------------------------------------------------------------------------------------------
                                                 UNAUDITED
------------------------------------------------------------------------------------------
Financing Activities:
Repayments of long-term debt    (93)          (16)         (53)             (39)
Issuance of long-term debt      375            52        1,499            1,499
Proceeds from issuance
 of common stock                608           260        2,887            2,887
Dividends paid                 (201)         (192)         (48)             (48)
Increase (decrease) in
 short-term borrowings - net    149           191       (1,525)          (1,436)
Repayments of
 debt sharing
 agreement - net                  -             -          (67)               -
Transfers (to) from AT&T          -             -         (190)              13
Net cash provided by
 financing activities           838           295        2,503            2,876

Effect of exchange rate
 changes on cash
 and cash equivalents           (61)          (11)         (16)             (13)

Net (decrease)increase
 in cash and
 cash equivalents              (665)         (891)       1,828            1,793

Cash and cash equivalents
 at beginning of period       1,350         2,241          413              448

Cash and cash equivalents
 at end of period           $   685       $ 1,350      $ 2,241          $ 2,241





See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

1. BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND
Lucent Technologies Inc. ("Lucent" or the "Company") was formed from the systems and technology units of AT&T Corp. and the associated assets and liabilities of those units, including Bell Laboratories (the "Separation"). Lucent was incorporated on November 29, 1995 with 1,000 shares of common stock ("Common Stock"), authorized and outstanding, all of which were owned by AT&T. On April 2, 1996, AT&T obtained an additional 524,623,894 shares (pre-split basis) of Common Stock and on April 10, 1996, Lucent issued 112,037,037 shares (pre-split basis) in an Initial Public Offering. On September 30, 1996, AT&T distributed to its shareowners all of its remaining interest in Lucent (the "Distribution").

BASIS OF PRESENTATION

The consolidated financial statements as of and for the nine months ended September 30, 1996, reflect the results of operations, changes in shareowners' equity and cash flows, and the financial position of the business that was transferred to Lucent from AT&T as if Lucent were a separate entity. The consolidated financial statements have been prepared using the historical basis of the assets and liabilities and historical results of operations of these businesses. Additionally, the aforementioned financial statements include an allocation of certain AT&T corporate headquarters assets, liabilities and expenses related to the businesses that were transferred to Lucent from AT&T. Management believes the allocations reflected in the consolidated financial statements are reasonable. The aforementioned financial statements may not necessarily reflect Lucent's consolidated results of rations, financial position, changes in shareowners' equity or cash flows in the future or what they would have been had Lucent been a separate, stand-alone company during such period.

On April 1, 1998, a two-for-one split of Lucent's common stock became effective. Shareowners' equity has been restated to give retroactive recognition to the stock split for all periods presented by reclassifying from retained earnings to common stock the par value of the additional shares arising from the split. In addition, all references in the financial statements and notes to number of shares, per share amounts, stock option data and market prices have been restated to reflect this stock split.

On November 19, 1998, Lucent sold $500 ($495 net of unamortized costs) of 10-year notes and reclassified the amount from debt maturing within one year to long-term debt. The proceeds were used to pay down a portion of Lucent's commercial paper during the first quarter of fiscal 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)
ACQUISITIONS

The following table presents information about certain acquisitions by Lucent in the fiscal years ended September 30, 1998 and 1997. All charges were recorded in the quarter in which the transaction was completed.

----------------------------------------------------------------------------------------------------------------------------
                              JNA      LANNET     MassMedia    SDX    YURIE     OPTIMAY    PROMINET    LIVINGSTON    OCTEL
                              (1)       (2)          (3)       (4)     (5)        (6)        (7)          (8)          (9)
----------------------------------------------------------------------------------------------------------------------------
Acquisition Date              9/98       8/98          7/98   7/98       5/98      4/98         1/98        12/97       9/97
----------------------------------------------------------------------------------------------------------------------------
Purchase Price              $   67       $115           N/S   $207     $1,056      $64     $199 stock   $610 stock    $1,819
                              cash       cash                 cash     cash &     cash    & options      & options    cash &
                                                                      options                                        options
----------------------------------------------------------------------------------------------------------------------------
Goodwill                        37          2             1     96        292         1           35          114        181
----------------------------------------------------------------------------------------------------------------------------
Existing technology             18         15             0     16         40        18           23           69        186
----------------------------------------------------------------------------------------------------------------------------
Purchased in-process
research & development           3         67             8     82        620        48          157          427        945
costs
(after tax)
----------------------------------------------------------------------------------------------------------------------------
Amortization
period-goodwill (years)         10          7             5     10          7         5            5            5          7
----------------------------------------------------------------------------------------------------------------------------
Amortization period-
existing technology (years)     10          5           N/A      5          5         5            6            8          5
----------------------------------------------------------------------------------------------------------------------------

(1) JNA Telecommunications Limited was an Australian telecom manufacturer, reseller and system integrator.
(2) LANNET, a subsidiary of Madge Networks N.V., was an Israeli-based supplier of Ethernet and asynchronous transfer mode ("ATM") switching solutions for local area networks.
(3) MassMedia Communications, Inc., was a privately held start-up developer of highly-reliable, next-generation network interoperability software.
(4) SDX Business Systems plc was a United Kingdom-based provider of business communications systems.
(5) Yurie Systems, Inc. was a provider of ATM access technology and equipment for data, voice and video networking.
(6) Optimay GmbH specialized in the development of software products and services for chip sets to be used for Global System for Mobile Communications cellular phones.
(7) Prominet Corporation was a participant in the emerging Gigabit Ethernet networking industry. The merger involved $164 of Lucent stock and options. In addition, under the terms of the agreement, Lucent had contingent obligations to pay former Prominet shareowners $35 in stock. The $35 of stock was paid by Lucent, in July 1998 and recorded primarily as goodwill.
(8) Livingston Enterprises, Inc. was a global provider of equipment used by Internet service providers to connect their subscribers to the Internet.
(9) Octel Communications Corporation was a provider of voice, fax and electronic messaging technologies. N/A Not applicable N/S Not significant

All the above acquisitions were accounted for under the purchase method of accounting and the acquired technology valuation included both existing technology and purchased in-process research and development.

Included in the purchase price for the above acquisitions, was purchased in-process research and development, which was a noncash charge to earnings as this technology had not reached technological feasibility and had no future alternative use. The remaining purchase price was allocated to tangible assets and intangible assets, including goodwill and existing technology, less liabilities assumed.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

The value allocated to purchased in-process research and development was determined utilizing an income approach that included an excess earnings analysis reflecting the appropriate cost of capital for the investment. Estimates of future cash flows related to the in-process research and development were made for each project based on Lucent's estimates of revenue, operating expenses, and income taxes from the project. These estimates were consistent with historical pricing, margins, and expense levels for similar products.

Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles, and the estimated life of each product's underlying technology. Estimated operating expenses, income taxes, and charges for the use of contributory assets were deducted from estimated revenues to determine estimated after-tax cash flows for each project. Estimated operating expenses include cost of goods sold, selling, general and administrative expenses, and research and development expenses. The research and development expenses include estimated costs to maintain the products once they have been introduced into the market and generate revenues and costs to complete the in-process research and development.

The discount rates utilized to discount the projected cash flows were based on consideration of Lucent's weighted average cost of capital, as well as other factors including the useful life of each project, the anticipated profitability of each project, the uncertainty of technology advances that were known at the time, and the stage of completion of each project.

Management is primarily responsible for estimating the fair value of the assets and liabilities acquired, and has conducted due diligence in determining the fair value. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses resulting from such acquisitions. Actual results could differ from those amounts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION
The consolidated financial statements include all majority-owned subsidiaries in which Lucent exercises control. Investments in which Lucent exercises significant influence, but which it does not control (generally a 20% - 50% ownership interest), are accounted for under the equity method of accounting. All material intercompany transactions and balances have been eliminated.

USE OF ESTIMATES
The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the period reported. Actual results could differ from those estimates. Estimates are used when accounting for long-term contracts, allowance for uncollectible accounts receivable, inventory obsolescence, product warranty, depreciation, employee benefits, taxes, restructuring reserves and contingencies, among others.

FOREIGN CURRENCY TRANSLATION
For operations outside the United States that prepare financial statements in currencies other than the United States dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates. Translation adjustments are included as a separate component of shareowners' equity.

REVENUE RECOGNITION
Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales of hardware and software is recognized at time of delivery and acceptance, and after consideration of all the terms and conditions of the customer contract. Sales of services are recognized at time of performance and rental revenue is recognized proportionately over the contract term. Revenues and estimated profits on long-term contracts are generally recognized under the percentage of completion method of accounting using either a units-of-delivery or a cost-to-cost methodology. Profit estimates are revised periodically based on changes in facts. Any losses on contracts are recognized immediately.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. These capitalized costs are subject to an ongoing assessment of recoverability based on anticipated future revenues and changes in hardware and software technologies. Costs that are capitalized include direct labor and related overhead.

Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on either the straight-line method over periods not exceeding two years or the sales ratio method. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)


CASH AND CASH EQUIVALENTS
All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

INVENTORIES
Inventories are stated at the lower of cost (determined principally on a first-in, first-out basis) or market.

CONTRACTS IN PROCESS
Contracts in process are valued at cost plus accrued profits less progress billings.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using primarily the unit and group methods. The unit method is used for manufacturing and laboratory equipment and large computer systems. The group method is used for other depreciable assets. When assets that were depreciated using the unit method are sold or retired, the gains or losses are included in operating results. When assets that were depreciated using the group method are sold or retired, the original cost is deducted from the appropriate account and accumulated depreciation. Any gains or losses are applied against accumulated depreciation.

The accelerated depreciation method is used for certain high technology computer processing equipment. All other facilities and equipment are depreciated on a straight-line basis over their estimated useful lives.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

FINANCIAL INSTRUMENTS
Lucent uses various financial instruments, including foreign currency exchange contracts and interest rate swap agreements to manage and reduce risk to Lucent by generating cash flows, which offset the cash flows of certain transactions in foreign currencies or underlying financial instruments in relation to their amount and timing. Lucent's derivative financial instruments are for purposes other than trading and are not entered into for speculative purposes. Lucent's nonderivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. Lucent generally does not require collateral to support its financial instruments.

GOODWILL
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases. Goodwill is amortized on a straight-line basis over the periods benefited, principally in the range of 5 to 15 years. Goodwill is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

RECLASSIFICATIONS
Certain prior year amounts have been reclassified to conform to the 1998 presentation.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

3. RECENT PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires an entity to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the entity's rights or obligations under the applicable derivative contract. Lucent will designate each derivative as belonging to one of several possible categories, based on the intended use of the derivative. The recognition of changes in fair value of a derivative that affect the income statement will depend on the intended use of the derivative. If the derivative does not qualify as a hedging instrument, the gain or loss on the derivative will be recognized currently in earnings. If the derivative qualifies for special hedge accounting, the gain or loss on the derivative will either (1) be recognized in income along with an offsetting adjustment to the basis of the item being hedged or (2) be deferred in other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. SFAS 133 will be effective for Lucent no later than the quarter ending December 31, 1999. SFAS 133 may not be applied retroactively to financial statements of prior periods. SFAS 133 is not expected to have a material impact on Lucent's consolidated results of operations, financial position or cash flows.

In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. SFAS 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available. Lucent is in the process of evaluating the disclosure requirements. The adoption of SFAS 132 will have no impact on Lucent's consolidated results of operations, financial position or cash flows.

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. Lucent is in the process of evaluating the disclosure requirements. The adoption of SFAS 131 will have no impact on Lucent's consolidated results of operations, financial position or cash flows.

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Lucent is in the process of determining its preferred format. The adoption of SFAS 130 will have no impact on Lucent's consolidated results of operations, financial position or cash flows.

In March 1998, the American Institute of Certified Public Accountants (the "AICPA") issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

This pronouncement identifies the characteristics of internal use software and provides guidance on new cost recognition principles. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Lucent currently expenses its costs of computer software developed or obtained for internal use and is evaluating the impacts of adopting SOP 98-1.

In October 1997, the AICPA issued Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 provides guidance on when revenue should be recognized and in what amounts for licensing, selling, leasing or otherwise marketing computer software. SOP 97-2 is effective for financial statements for fiscal years beginning after December 15, 1997. During March 1998, the AICPA issued Statement of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition",("SOP 98-4"). SOP 98-4 defers for one year the limitation of what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple-element arrangement, a requirement to recognize revenue for elements delivered early in the arrangement. Effective October 1, 1998, Lucent has adopted SOP 97-2 and the adoption is not expected to have a material impact on Lucent's consolidated results of operations, financial position or cash flows.


4. SUPPLEMENTARY FINANCIAL INFORMATION

SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                                                Nine
                                               Year Ended     Year Ended    Months Ended
                                              September 30,  September 30,  September 30,
                                                  1998           1997            1996
                                            (Twelve Months) (Twelve Months)

INCLUDED IN COSTS
Amortization of software development costs......$    234       $  380        $    218

INCLUDED IN SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES
Amortization of goodwill and existing
  technology....................................$    147       $   32        $     25

INCLUDED IN COSTS AND OPERATING EXPENSES
Depreciation and amortization of property,
  plant and equipment...........................$    919       $1,008        $    674

OTHER INCOME -- NET
Interest income.................................$     83       $  132        $     71
Minority interests in earnings of subsidiaries..     (24)         (35)            (21)
Net equity losses from investments..............    (209)         (64)            (26)
Increase in cash surrender value
  of life insurance.............................      52           54              35
Loss on foreign currency transactions...........     (44)         (12)            ( 4)
Gains on businesses sold........................     208            -               -
Miscellaneous -- net............................      97           66              41
                                                  -------      -------         -------
Total other income -- net.......................$    163       $  141        $     96

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

DEDUCTED FROM INTEREST EXPENSE
Capitalized interest........................... $     17       $   14        $     14


SUPPLEMENTARY BALANCE SHEET INFORMATION
                                                            September 30,   September 30,
                                                             1998            1997
INVENTORIES
Completed goods.........................................  $  1,578          $ 1,611
Work in process and raw materials.......................     1,503            1,315
                                                            --------         -------
Inventories.............................................  $  3,081          $ 2,926

PROPERTY, PLANT AND EQUIPMENT -- NET
Land and improvements...................................  $    301          $   299
Buildings and improvements..............................     3,130            2,852
Machinery, electronic and other equipment...............     8,354            8,403
                                                            -------          -------
Total property, plant and equipment.....................    11,785           11,554
Less: Accumulated depreciation and amortization.........    (6,382)          (6,407)
                                                            --------         -------
Property, plant and equipment -- net....................  $  5,403          $ 5,147

OTHER CURRENT LIABILITIES
Advance billings and customer deposits                    $    515          $   844

SUPPLEMENTARY CASH FLOW INFORMATION
                                                                                 Nine
                                               Year Ended     Year Ended     Months Ended
                                              September 30,  September 30,  September 30,
                                                   1998           1997           1996
                                             (Twelve months) (Twelve months)
                                               ------------   -------------  -----------

Interest payments, net of amounts capitalized    $  319        $  307          $  209

Income tax payments .........................    $  714        $  781          $  142

Acquisitions of businesses:
Fair value of assets acquired................    $2,341        $1,812          $  527
Less: Fair value of liabilities assumed......    $  994        $  244          $  293
                                                 ------        ------          ------
Acquisitions of businesses ..................    $1,347        $1,568          $  234

On October 1, 1997, Lucent contributed its Consumer Products business to a new venture formed by Lucent and Philips Electronics N.V. in exchange for 40% ownership of Philips Consumer Communications ("PCC"). For the year ended September 30, 1998, the statement of cash flows excludes Lucent's contribution of its Consumer Products business.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

For the year ended September 30, 1998, Other income -- net includes a charge of $110 related to a write-down associated with Lucent's investment in the PCC venture. This charge was offset by gains of $103, primarily related to the sale of an investment and the sale of certain business operations, including Bell Labs Design Automation Group.

For the year ended September 30, 1998, the statement of cash flows excludes the issuance of common stock related to the acquisitions of Livingston and Prominet and the conversion of stock options related to the acquisitions of Livingston, Prominet, Yurie and Optimay.

For the year ended September 30, 1997, the statement of cash flows excludes the conversion of stock options related to the acquisition of Octel. For information on the 1998 and 1997 acquisitions, see Note 1.

For the year ended September 30, 1997, research and development costs include a $127 write-down of special purpose Bell Labs assets no longer being used.

The statement of cash flows for the nine-month period ended September 30, 1996 excludes $2,000 of customer accounts receivable retained by AT&T as well as net asset transfers of $239 received from AT&T. These transactions have not been reflected on the consolidated statement of cash flows because they were noncash events accounted for as changes in paid-in capital.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

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

Included in the calculation of the weighted-average shares is the retroactive recognition to January 1, 1996 of the 1,049.2 million shares (524.6 million shares on a pre-split basis) owned by AT&T. The following table reconciles the number of shares utilized in the earnings per share calculations:

                                                    Year Ended         Nine Months Ended
                                                   September 30,         September 30,
                                                  1998       1997            1996
                                                 (Twelve months)
----------------------------------------------------------------------------------------
Net income                                      $   970    $   541       $    224


Earnings per common share - basic               $  0.74    $  0.42       $   0.19


Earnings per common share - diluted             $  0.73    $  0.42       $   0.19

Number of shares (in millions)
---------------------------------
Common shares - basic                           1,304.6    1,278.4        1,191.5

Effect of dilutive securities:
  Stock options                                    26.8        9.9            0.0
  Other                                             2.0        0.1            0.2

Common shares - diluted                         1,333.4    1,288.4        1,191.7


6. BUSINESS RESTRUCTURING AND OTHER CHARGES

In the fourth quarter of calendar year 1995, a pre-tax charge of $2,801 was recorded to cover restructuring costs of $2,613 and asset impairment and other charges of $188. The restructuring plans included restructuring Lucent's Consumer Products business, including closing all of the Company-owned retail Phone Center Stores; consolidating and re-engineering numerous corporate and business unit operations; and selling the Microelectronics' interconnect and Paradyne businesses.

The 1995 business restructuring charge of $2,613 included restructuring liabilities of $1,774, asset impairments of $497 and $342 of benefit plan losses. The asset impairments included write-downs for inventory and fixed assets for product lines and businesses that the Company exited as part of its restructuring activities. The write-downs were determined based on the net book value of the assets at December 31, 1995. The assets did not benefit activities that were to continue nor were they used to generate future revenues. Depreciation was suspended for the fixed assets that were written down as part of the 1995 business restructuring. Benefit plan losses were related to pension and other employee benefit plans and primarily represented losses in 1995 from the actuarial changes that otherwise might have been amortized over future periods.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

The pre-tax total charge for restructuring, impairments and other charges of $2,801 for 1995 was recorded as $892 of costs, $1,645 of selling, general and administrative expenses, and $264 of research and development expenses. The charges included $1,509 for employee separations; $627 for asset write-downs; $202 for closing, selling and consolidating facilities; and $463 for other items. The total charges reduced net income by $1,847.

The restructuring charge of $2,613 incorporated the separation costs, both voluntary and involuntary, for nearly 22,000 employees. As of September 30, 1998, the work force had been reduced by approximately 19,900 positions due to business restructuring. In addition, approximately 1,000 employees left Lucent's work force as part of the sale of Paradyne in 1996. Actual experience in employee separations, combined with redeploying employees into other areas of the business, has resulted in lower separation costs than originally anticipated. Lucent expects employee reductions in positions to be substantially complete by September 1999.

The following table displays a rollforward of the liabilities for business restructuring from September 30, 1996 to September 30, 1998:

                      September 30,    1997     September 30,     1998      September 30,
Type of Cost          1996 Balance  Deductions  1997 Balance    Deductions  1998 Balance
-----------------------------------------------------------------------------------------
Employee Separation      $   766     $(418)       $  348       $ (235)       $  113
Facility Closing             175      (109)           66          (23)           43
Other                        348      (193)          155          (60)           95
Total                    $ 1,289     $(720)       $  569        $(318)       $  251

Lucent's remaining restructuring plans consist primarily of: (1) the elimination of back office support facilities due to the replacement of legacy information technology systems and the consolidation of corporate functions in certain locations outside the United States, each of which will result in employee separation costs, (2) facility closing costs for continuing payments under building leases for properties that the Company no longer occupies and (3) other costs related to the closing, sale or consolidation of certain owned facilities and product lines.

The remaining employee separation costs will be used to reduce approximately 1,200 employees performing transaction processing and financial reporting and to downsize the number of employees in our Customer Service Centers. These headcount reductions were included in the original restructuring plans and will occur as soon as the replacement of the legacy information technology systems and consolidation of corporate functions are complete.

As a result of the workforce reductions and consolidation efforts, the Company reduced the amount of leased space it occupied from 19 million square feet to 14 million square feet. The remaining facility closing costs include ongoing rental payments for the leased space the Company no longer occupies and the reserves will be utilized over the remaining lease terms.

Other costs remaining include primarily reserves for remediation expenses, outstanding litigation and sales and use tax issues related to the closing, sale or consolidation of certain owned facilities or product lines which were being exited.

Management believes that the remaining reserves for business restructuring are adequate and that the plans will be completed by September 1999.

Total deductions to Lucent's business restructuring reserves were $318 and $720 for the years ended September 30, 1998 and 1997, respectively. Included in these deductions were cash payments of $176 and $483 and noncash related charges of $42 and $36 for the years ended September 30, 1998 and 1997, respectively. The noncash related charges were primarily related to assets for product lines and businesses that Lucent exited as part of its restructuring activities. The related costs were included in the 1995 restructuring plan. The assets did not benefit activities that were to continue nor were they used to generate future revenues. The reserves were charged as the product lines and businesses were exited during 1998 and 1997. In addition, Lucent reversed $100 and $201 of business restructuring reserves primarily related to favorable experience in employee separations for the years ended September 30, 1998 and 1997, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

7. INCOME TAXES

The following table presents the principal reasons for the difference between the effective tax rate and the United States federal statutory income tax rate:

                                                Year Ended    Year Ended        Nine
                                               September 30, September 30,   Months Ended
                                                  1998           1997       September 30,
                                             (Twelve months) (Twelve months)     1996
                                              ------------   -------------   -----------
United States federal statutory
  income tax rate.........................        35.0%          35.0%           35.0%
                                                 -------        -------         -------
State and local income taxes, net of
  federal income tax effect...............         3.2            5.4             1.4
Foreign earnings and dividends taxed at
  different rates.........................         1.1            0.9             4.1
Research credits..........................        (2.8)          (2.6)           (5.0)
Purchased in-process research and
  development costs.......................        21.9           25.9             0.0
Other differences - net...................        (0.5)          (1.5)            3.5
                                                 -------        -------         -------

Effective income tax rate.................        57.9%          63.1%           39.0%
                                                 =======        =======         =======
The following table presents the United States and foreign components of income before income taxes and the provision for income taxes:

                                                Year Ended     Year Ended        Nine
                                               September 30,  September 30,  Months Ended
                                                  1998            1997      September 30,
                                              (Twelve months) (Twelve months)    1996
                                               ------------   -------------   -----------
INCOME BEFORE INCOME TAXES
United States.............................      $ 1,942         $   873       $    101
Foreign...................................          364             594            266
                                                 -------          ------        -------
Income before income taxes                      $ 2,306         $ 1,467       $    367
                                                 =======          ======        =======
PROVISION FOR INCOME TAXES

CURRENT
Federal...................................      $   823         $   464       $    242
State and local...........................          141             129             53
Foreign...................................          205             226             98
                                                 -------          ------        -------
Sub-Total                                         1,169             819            393
                                                 -------          ------        -------
DEFERRED
Federal...................................          113              35           (198)
State and local...........................           43              77           ( 45)
Foreign and other.........................           11            (  5)          (  7)
                                                 -------          ------        -------
Sub-Total                                           167             107           (250)
                                                 -------          ------        -------
Provision for income taxes................      $ 1,336         $   926       $    143
                                                 =======          ======        =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

As of September 30, 1998, Lucent had tax credit carryforwards of $32 and federal, state and local, and foreign net operating loss carryforwards (tax effected) of $179, all of which expire primarily after the year 2000.

The components of deferred tax assets and liabilities at September 30, 1998 and 1997 are as follows:

                                                         September 30,   September 30,
                                                             1998            1997
                                                         -------------   -------------

DEFERRED INCOME TAX ASSETS
  Employee pensions and other benefits - net........        $ 1,510         $ 1,777
  Business restructuring............................            165             112
  Reserves and allowances...........................          1,063             887
  Net operating loss/credit carryforwards...........            211             107
  Valuation allowance...............................           (261)           (234)
  Other.............................................            462             664
                                                             -------         -------
Total deferred income tax assets....................        $ 3,150         $ 3,313
                                                             =======         =======

DEFERRED INCOME TAX LIABILITIES
  Property, plant and equipment.....................        $   397          $  478
  Other.............................................            380             240
                                                             ------          -------
Total deferred income tax liabilities...............        $   777          $  718
                                                             ======          =======


Lucent has not provided for United States deferred income taxes or foreign withholding taxes on $2,432 of undistributed earnings of its non-United States subsidiaries as of September 30, 1998, since these earnings are intended to be reinvested indefinitely.

8.  DEBT OBLIGATIONS

                                          September 30,     September 30,
                                              1998             1997
                                         -------------     -------------

DEBT MATURING WITHIN ONE YEAR
Commercial paper (net of $495*
  expected to be refinanced)..........    $    2,106         $   2,364
Long-term debt........................            39                25
Other.................................            86               149
                                              ------            ------
Total debt maturing within one year...    $    2,231         $   2,538

WEIGHTED AVERAGE INTEREST RATES
  Commercial paper......................        5.6%               5.5%
  Long-term debt and other..............        7.9%               6.3%

Lucent had revolving credit facilities at September 30, 1998 aggregating $5,211 (a portion of which is used to support Lucent's commercial paper program), $4,000 with domestic lenders and $1,211 with foreign lenders. At September 30, 1998, $4,000 with domestic lenders and $855 with foreign lenders were available.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)



                                         September 30,     September 30,
                                             1998             1997
                                        -------------     -------------
LONG-TERM DEBT

6.90% notes due July 15, 2001               $   750          $   750
7.25% notes due July 15, 2006                   750              750
6.50% debentures due January 15, 2028           300                -
Commercial paper expected to be refinanced      495*               -
Long-term lease obligations                       1                2
Other                                           164              198
Less: Unamortized discount                       12               10
                                             ------           ------
Total long-term debt                          2,448            1,690
Less: Amounts maturing within one year           39               25
                                             ------           ------
Net long-term debt                          $ 2,409          $ 1,665
                                             ======           ======

Lucent has an effective shelf registration statement for the issuance of debt securities up to $3,500, of which $1,160* remains available at September 30, 1998.

This table shows the maturities, by year, of the $2,448 in total long-term debt obligations:

                                  September 30,
            ------------------------------------------------------
            1999    2000     2001     2002     2003     Later Years
            $39      $71     $773     $14       $14       $1,537*


* On November 19, 1998, Lucent sold $500 ($495 net of unamortized costs) of 10-year 5.5% notes due November 15, 2008 and reclassified the amount from debt maturing within one year to long-term debt. The proceeds were used to pay down a portion of Lucent's commercial paper during the first quarter of fiscal 1999.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

9.  EMPLOYEE BENEFIT PLANS

PENSION AND POSTRETIREMENT BENEFITS
Lucent maintains noncontributory defined benefit pension plans covering the majority of its employees and retirees, and postretirement benefit plans for the majority of its retirees that include health care benefits and life insurance coverage. Prior to October 1, 1996, Lucent's financial statements reflect estimates of the costs experienced for its employees and retirees while they were included in AT&T pension and postretirement plans.

Pension-related benefits for management employees are based principally on career-average pay while benefits for nonmanagement employees are not directly pay-related. Pension contributions are determined principally using the aggregate cost method and are made primarily to trust funds held for the sole benefit of plan participants.

The following table shows the Lucent plans' funded status reconciled with amounts reported in Lucent's consolidated balance sheets, and the assumptions used in determining the actuarial present value of the benefit obligation:

                                                     Pension             Postretirement
                                                   September 30,          September 30,
                                                  1998      1997         1998      1997
-------------------------------------------------------------------------------------------
Plan assets at fair value                       $ 36,191  $ 36,204      $ 3,959   $ 4,152
Less: benefit obligation                          27,846    23,187        9,193     7,939
-------------------------------------------------------------------------------------------
Funded(Unfunded) status of the plan                8,345    13,017       (5,234)   (3,787)
Unrecognized prior service costs                   1,509     1,048          533       261
Unrecognized transition asset                       (944)   (1,244)          -         -
Unrecognized net gain                             (5,175)   (9,669)        (408)   (1,256)
Net minimum liability of nonqualified
  plans                                              (27)      (23)          -         -
-------------------------------------------------------------------------------------------
Prepaid(Accrued) benefit cost                   $  3,708  $  3,129      $(5,109)  $(4,782)
===========================================================================================
Accumulated pension benefit obligation          $ 26,799  $ 22,669          n/a       n/a
Vested pension benefit obligation               $ 25,112  $ 21,246          n/a       n/a
-------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligation:
Retirees                                             n/a       n/a      $ 6,662   $ 5,902
Fully eligible active plan
  participants                                       n/a       n/a        1,131       777
Other active plan participants                       n/a       n/a        1,400     1,260
-------------------------------------------------------------------------------------------
Accumulated postretirement benefit
  obligation                                         n/a       n/a      $ 9,193   $ 7,939
===========================================================================================
Assumptions:
Weighted average discount rate                      6.00%     7.25%        6.00%     7.25%
Rate of increase in future
 compensation levels                                4.50%     4.50%         n/a       n/a
===========================================================================================

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

Pension plan assets consist primarily of listed stocks (of which $126 and $73 represent Lucent common stock at September 30, 1998 and 1997, respectively). Postretirement plan assets include listed stocks (of which $11 and $2 represent Lucent common stock at September 30, 1998 and 1997, respectively). Assets in both plans also include corporate and governmental debt, and cash and cash equivalents. Pension plan assets also include real estate investments, and postretirement plan assets also include life insurance contracts.

The prepaid pension benefit costs shown above are net of pension liabilities for plans where accumulated plan benefits exceed assets. Such liabilities are included in other liabilities in the consolidated balance sheets.

The following table shows the components of pension and postretirement costs for the periods indicated:

                                            Year Ended     Year Ended        Nine
                                          September 30,   September 30,  Months Ended
                                              1998            1997       September 30,
PENSION COST                             (Twelve months) (Twelve months)     1996
----------------------------------------------------------------------------------------
Service cost-benefits
  earned during the period                   $  331         $  312        $  277
Interest cost on projected
  benefit obligation                          1,631          1,604         1,172
Expected return on plan
  assets (1)                                 (2,384)        (2,150)       (1,589)
Amortization of unrecognized
  prior service costs                           164            149           113
Amortization of transition
  asset                                        (300)          (300)         (222)
Charges(credits) for plan
  curtailments (2)                               -              56           (16)
---------------------------------------------------------------------------------------
Net pension credit                           $ (558)        $ (329)       $ (265)
=======================================================================================
POSTRETIREMENT COST
---------------------------------------------------------------------------------------
Service cost-benefits earned
  during the period                          $   63         $   57        $   51
Interest cost on accumulated
  postretirement benefit
  obligation                                    540            554           408
Expected return on plan
  assets (3)                                   (263)          (264)         (189)
Amortization of unrecognized
  prior service costs                            53             35            53
Amortization of net loss (gain)                   3            (15)            8
Charges(credits) for plan
 curtailments(2)                                 -              26            (2)
---------------------------------------------------------------------------------------
Net postretirement benefit cost              $  396         $  393        $  329
=======================================================================================

(1) A 9.0% long-term rate of return on pension plan assets was assumed for 1998, 1997 and 1996. The actual return on plan assets was $1,914 and $8,523 for the years ended September 30, 1998 and 1997, respectively, and $2,204 for the nine-month period ended September 30, 1996.
(2) The 1997 pension and postretirement charges for plan curtailments of $56 and $26, respectively, reflect the final determination of 1996 curtailment effects.
(3) A 9.0% long-term rate of return on postretirement plan assets was assumed for 1998, 1997 and 1996. The actual return on plan assets was $349 and $1,040 for the years ended September 30, 1998 and 1997, respectively, and $219 for the nine-month period ended September 30, 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

Pension cost was computed using the projected unit credit method. Lucent is amortizing over approximately 16 years the unrecognized pension transition asset related to the adoption of SFAS No. 87, "Employers' Accounting for Pensions," in 1986. Prior service pension costs are amortized primarily on a straight-line basis over the average remaining service period of active employees.

For postretirement benefit plans, Lucent assumed a 5.5% annual rate of increase in the per capita cost of covered health care benefits (the health care cost trend rate) for 1999, gradually declining to 4.9% by the year 2005, after which the costs would remain level. This assumption has a significant effect on the amounts reported. Increasing the assumed trend rate by 1% in each year would increase Lucent's accumulated postretirement benefit obligation as of September 30, 1998 by $358 and the interest and service cost by $30 for the year then ended.

SAVINGS PLANS
Lucent's savings plans allow employees to contribute a portion of their pre-tax and/or after tax income in accordance with specified guidelines. Lucent matches a percentage of employee contributions up to certain limits. Beginning in 1998, Lucent changed its savings plan for management employees to provide for both a fixed and a variable matching contribution. The fixed match is 50% of qualified management employee contributions and the variable match is based on Company performance. For 1998, Lucent's total match of qualified management employee contributions is 109%, as compared with 66 2/3% in prior years. Qualified nonmanagement employee contributions continued to be matched at a 66 2/3% rate. Savings plan expense amounted to $311 and $180 for the years ended September 30, 1998 and 1997, respectively, and $131 for the nine-month period ended September 30, 1996.

EMPLOYEE STOCK OWNERSHIP PLAN
Lucent's leveraged Employee Stock Ownership Plan ("ESOP")funds the employer's contributions to the Long Term Savings and Security Plan ("LTSSP") for nonmanagement employees. The ESOP obligation is reported as debt and as a reduction in shareowners' equity. Cash contributions to the ESOP are determined based on the ESOP's total debt service less dividends paid on ESOP shares. As of September 30, 1998, the ESOP contained 10.4 million shares of Lucent's common stock. Of the 10.4 million shares, 8.2 million have been allocated to the LTSSP and 2.2 million were unallocated. As of September 30, 1998, the unallocated shares had a fair value of $154.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

10.  STOCK COMPENSATION PLANS

Lucent has stock-based compensation plans under which certain employees receive stock options and other equity-based awards. Effective October 1, 1996, any AT&T awards held by Lucent employees were replaced by substitute awards under the Lucent Technologies Inc. 1996 Long Term Incentive Program ("1996 LTIP").

The 1996 LTIP provides for the grant of stock options, stock appreciation rights, performance awards, restricted stock awards and other stock unit awards. Awards under the 1996 LTIP are generally made to executives. Lucent also awards stock options to selected employees below executive levels under the Lucent Technologies Inc. 1997 Long-Term Incentive Plan ("1997 LTIP"). In addition, the Company has made special, broad-based grants under the Lucent Technologies Inc. Founders Grant Stock Option Plan ("FGP")(1996 world-wide option grants) and the Lucent Technologies Inc. 1998 Global Stock Option Plan ("GSOP")(1998 world-wide option grants to management employees).

Stock options are granted with an exercise price equal to or greater than 100% of market value at the date of grant, generally have a ten-year term and vest within four years from the date of grant. Subject to customary anti-dilution adjustments and certain exceptions, the total number of shares of Common Stock authorized for option grants under the 1996 LTIP is 64 million shares between February 1998 and February 2003. Under the 1997 LTIP, the number of shares authorized for option grants in each calendar year is 1.3% of the total number of outstanding shares of Common Stock as of the first day of the calendar year. The total number of shares of Common Stock originally authorized for grant under the FGP and GSOP are 30 million and 18 million, respectively.

In connection with several of Lucent's acquisitions (see Note 1), outstanding stock options held by employees of acquired companies will become exercisable, according to their terms, for Lucent common stock effective at the acquisition date. The fair value of these options was included as part of the purchase price related to the acquisition. These options did not reduce the shares available for grant under any of Lucent's other option plans.

Lucent established an Employee Stock Purchase Plan (the "ESPP") effective October 1, 1996. Under the terms of the ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase Common Stock through June 30, 2001. On the date of exercise, which is the last trading day of each month, the per share purchase price is 85% of the average high and low per share trading price of Common Stock on the New York Stock Exchange on that date. The amount that may be offered pursuant to this plan is 100 million shares. In 1998 and 1997, 4.2 million and 6.2 million shares, respectively, were purchased under the ESPP at a weighted average price of $49.02 and $25.15, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

Lucent has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" and, as permitted under SFAS No. 123, applies Accounting Principles Board Opinion ("APB") No. 25 and related interpretations in accounting for its plans. Compensation expense recorded under APB No. 25 was $73 and $36 for the years ended September 30, 1998 and 1997, respectively, and $11 for the nine months ended September 30, 1996. If Lucent had elected to adopt the optional recognition provisions of SFAS No. 123 for its stock option plans and the ESPP, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                          Year Ended    Year Ended       Nine
                                         September 30, September 30,  Months Ended
                                             1998           1997      September 30,
                                       (Twelve months) (Twelve months)   1996
                                      -----------------------------------------------
Net income
 As reported........................          $970         $541          $224
 Pro forma..........................          $799         $444          $202
                                      -----------------------------------------------
Earnings per share - basic
 As reported........................         $0.74        $0.42         $0.19
 Pro forma..........................         $0.61        $0.35         $0.17

Earnings per share - diluted
 As reported........................         $0.73        $0.42         $0.19
 Pro forma..........................         $0.58        $0.34         $0.17
                                      ----------------------------------------------

 Note: The pro forma disclosures shown include the incremental fair value of the Lucent stock options that were substituted for AT&T stock options at the time of the Distribution and may not be representative of the effects on net income and earnings per share in other years.

The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

------------------------------------------------------------------------------
                                                         Lucent          AT&T
                                                 --------------------  -------
Weighted Average Assumptions                      (1)     (2)    (3)     (4)
-----------------------------
Dividend yield                                   0.26%   0.65%  0.75%    2.4%
Expected volatility                              28.2%   22.4%  22.4%   19.4%
Risk-free interest rate                           5.5%    6.4%   6.1%    6.4%
Expected holding period(in years)                 4.7     5.1    4.5     5.0
------------------------------------------------------------------------------
(1)   Assumptions for Lucent options awarded during 1998.
(2)   Assumptions for Lucent options awarded during 1997.
(3) Assumptions for Lucent options substituted for AT&T options effective October 1, 1996.
(4)   Assumptions for AT&T options awarded in 1996.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

Presented below is a summary of the status of Lucent stock options and the related transactions for the years ended September 30, 1998 and 1997. Also shown is a summary of the status of the AT&T stock options held by Lucent's employees and the related transactions for the nine months ended September 30, 1996.

                                                              Weighted
                                                              Average
                                                   Shares     Exercise
                                                   (000's)      Price
-----------------------------------------------------------------------
AT&T options outstanding at December 31, 1995      12,784    $ 23.72
-----------------------------------------------------------------------
Granted                                             3,380      32.91
Exercised                                            (366)     19.14
Forfeited/Expired                                      (6)     31.59
-----------------------------------------------------------------------
AT&T options outstanding at September 30, 1996     15,792      25.68
-----------------------------------------------------------------------
-----------------------------------------------------------------------
Lucent options substituted for AT&T options, and
  outstanding at October 1, 1996                   19,572      20.72
-----------------------------------------------------------------------
Granted(1)(2)                                      51,245      23.19
Exercised                                          (4,044)     16.78
Forfeited/Expired                                  (1,960)     23.80
-----------------------------------------------------------------------
Lucent options outstanding at September 30, 1997   64,813      22.83
-----------------------------------------------------------------------
Granted (2)(3)                                     41,613      58.07
Exercised                                         (10,781)     17.63
Forfeited/Expired                                  (2,045)     24.12
-----------------------------------------------------------------------
Lucent options outstanding at September 30, 1998   93,600     $39.06
-----------------------------------------------------------------------
(1) Includes options covering 25,506 shares of Common Stock granted under the FGP in 1996 (at a weighted average exercise price of $22.31). No additional options will be granted under the FGP.
(2) Includes options covering 5,192 and 4,942 shares of Common Stock, which resulted from the conversion of options of acquired companies for the years ended September 30, 1998 and 1997, respectively (at a weighted average exercise price of $10.09 and $20.00, respectively). No additional options will be granted under the converted plans of acquired companies.
(3) Includes options covering 16,178 shares of Common Stock granted under the GSOP on September 1, 1998 (at a weighted average exercise price of $74.69).

The weighted average fair value of Lucent stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended September 30, 1998 and 1997 is $24.53 and $7.30 per share, respectively. The weighted average fair value of AT&T stock options, calculated using the Black-Scholes option-pricing model, granted during the nine months ended September 30, 1996 is $7.07 per share.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

The following table summarizes the status of Lucent's stock options outstanding and exercisable at September 30, 1998:

                  ----------------------------------        --------------------
                                       Stock Options               Stock Options
                                         Outstanding                 Exercisable
--------------------------------------------------------------------------------
                                Weighted
                                 Average    Weighted                    Weighted
Range of                       Remaining     Average                     Average
Exercise             Shares  Contractual    Exercise       Shares       Exercise
Prices               (000's) Life(Years)       Price       (000's)         Price
--------------------------------------------------------------------------------
$ 0.04 to $21.30     9,561           5.2      $15.42       6,531         $16.61
$21.31 to $22.28    32,218(1)        8.0       22.28         721          22.20
$22.29 to $26.28    10,587           7.9       25.01       1,200          24.73
$26.29 to $43.33    15,414           8.5       38.68       2,845          31.64
$43.34 to $91.66    25,820           9.9       74.75          79          61.62
--------------------------------------------------------------------------------
Total               93,600                    $39.06      11,376         $21.89
--------------------------------------------------------------------------------
(1) Note: One-half of the options granted to nonmanagement employees under the FGP, covering approximately 3,890 shares, became exercisable on October 1, 1998.

Other stock unit awards are granted under the 1996 LTIP. Presented below is the total number of shares of Common Stock represented by awards granted to Lucent employees for the years ended September 30, 1998 and 1997, and the total number of AT&T shares represented by awards granted to Lucent employees for the nine-month period ended September 30, 1996:


                                   Year Ended      Year Ended      Nine Months
                                  September 30,   September 30,      Ended
                                      1998            1997        September 30,
                                 (Twelve months) (Twelve months)      1996
-------------------------------------------------------------------------------
Lucent shares granted (000's).....    795           4,282             n/a
AT&T shares granted (000's).......    n/a             n/a             524
Weighted average market
 value of shares granted
 during the period................  $44.15          $23.19          $33.12
-------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

11. SEGMENT INFORMATION

INDUSTRY SEGMENT
Lucent operates in the global communications networking industry segment. This segment includes wire-line and wireless systems, software and products used for voice, data and video communications.

GEOGRAPHIC SEGMENTS
Transfers between geographic areas are on terms and conditions comparable with sales to external customers. The methods followed in developing the geographic segment data require the use of estimates and do not take into account the extent to which product development, manufacturing and marketing depend on each other. Thus, the information may not be indicative of results if the geographic areas were independent organizations.

Corporate assets are principally cash and temporary cash investments. Data on other geographic areas pertain to operations that are located outside the United States. Revenues from all international activities (other geographic areas revenues plus export revenues) provided 25.7% and 24.1% of consolidated revenues for the years ended September 30, 1998 and 1997, respectively, and 23.1% for the nine-month period ended September 30, 1996.

                                             Year Ended     Year Ended         Nine
                                            September 30,   September 30,   Months Ended
                                                1998           1997         September 30,
                                          (Twelve months) (Twelve months)      1996
                                              ---------      ---------      ---------
REVENUES
United States...............................$  24,416         $21,807         $13,334
Other geographic areas......................    5,731           4,553           2,525
                                               -------        -------         -------
                                            $  30,147         $26,360         $15,859
                                               =======        =======         =======
TRANSFERS BETWEEN GEOGRAPHIC AREAS
 (Eliminated in Consolidation)
United States...............................$    2,371        $ 1,927         $ 1,353
Other geographic areas......................     1,544          1,267             648
                                                -------       -------         -------
                                            $    3,915        $ 3,194         $ 2,001
                                                =======       =======         =======
OPERATING INCOME(LOSS)
United States...............................$    2,328  (1)   $ 1,514  (2)    $   940
Other geographic areas......................       525            410            (108)
Corporate, eliminations and nonoperating....      (547)          (457)           (465)
                                                -------       -------         -------
Income before income taxes                  $    2,306        $ 1,467         $   367
                                                =======       =======         =======
ASSETS (End of Period)
United States...............................$   19,665        $17,054         $16,492
Other geographic areas......................     6,755          5,600           3,912
Corporate assets............................     1,282          1,778           2,744
Eliminations................................      (982)          (621)           (522)
                                                -------       -------         -------
                                            $   26,720        $23,811         $22,626
                                                =======       =======         =======

(1) Includes charges of $1,416 of purchased in-process research and development costs associated with the acquisitions of Livingston, Prominet, Optimay, Yurie, SDX, LANNET, MassMedia and JNA.
(2) Includes charges of $1,024 of purchased in-process research and development costs associated with the acquisitions of Octel and Agile.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)
CONCENTRATIONS

Historically, Lucent has relied on a limited number of customers for a substantial portion of its total revenues. In terms of total revenues, Lucent's largest customer has been AT&T, although other customers may purchase more of any particular system or product line. Revenues from AT&T were $3,775 and $3,731 for the years ended September 30, 1998 and 1997, respectively, and $1,970 for the nine-month period ended September 30, 1996. Lucent expects that a significant portion of its future revenues will continue to be generated by a limited number of customers. The loss of any of these customers or any substantial reduction in orders by any of these customers could materially adversely affect Lucent's operating results. Lucent does not have a concentration of available sources of supply materials, labor, services or other rights that, if suddenly eliminated, could severely impact its operations.

12.  FINANCIAL INSTRUMENTS

The carrying values and estimated fair values of financial instruments, including derivative financial instruments were as follows:

                                                                September 30, 1998          September 30, 1997
                                                              Carrying            Fair      Carrying     Fair
                                                               Amount            Value       Amount      Value
                                                              --------           -----      --------     -----
ASSETS
Derivative and Off Balance Sheet
Instruments:
     Foreign currency forward exchange
      contracts/purchased options                           $         26        $     4        $  28    $   54
     Letters of credit                                                 -              2           -          2
LIABILITIES
Long-term debt(1)(2)                                        $      2,408        $ 2,559       $1,663    $1,748
Derivative and Off Balance Sheet
Instruments:
     Foreign currency forward exchange
      contracts/purchased options                                     25             (4)          31        36
--------------------------------------------------------------------------------------------------------------

(1) Excluding long-term lease obligations of $1 at September 30, 1998 and $2 at September 30, 1997.
(2) Reflects the reclassification from debt maturing within one year to long-term debt as a result of the November 19, 1998, sale of $500 ($495 net of unamortized costs) of 10-year notes.

The following methods were used to estimate the fair value of each class of financial instruments:

Financial Instrument                  Valuation Method
--------------------------------------------------------------------------------
Long-term debt                        Market quotes for instruments with similar
                                      terms and maturities
Foreign currency forward exchange
contracts/purchased options           Market quotes

Letters of credit                     Fees paid to obtain the obligations
--------------------------------------------------------------------------------

The carrying values of cash and cash equivalents, accounts receivable and debt maturing within one year contained in the consolidated balance sheets approximate fair value.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

CREDIT RISK AND MARKET RISK
By their nature, all financial instruments involve risk, including credit risk for nonperformance by counterparties. The contract or notional amounts of these instruments reflect the extent of involvement Lucent has in particular classes of financial instruments. The maximum potential loss may exceed any amounts recognized in the consolidated balance sheets. However, Lucent's maximum exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and financial guarantees is limited to the amount drawn and outstanding on those instruments.

Lucent seeks to reduce credit risk on financial instruments by dealing only with financially secure counterparties. Exposure to credit risk is controlled through credit approvals, credit limits and monitoring procedures. Lucent seeks to limit its exposure to credit risks in any single country or region.

All financial instruments inherently expose the holders to market risk, including changes in currency and interest rates. Lucent manages its exposure to these market risks through its regular operating and financing activities and when appropriate, through the use of derivative financial instruments.

DERIVATIVE FINANCIAL INSTRUMENTS
Lucent conducts its business on a multi-national basis in a wide variety of foreign currencies. Consequently, Lucent enters into various foreign exchange forward and purchased option contracts to manage its exposure against adverse changes in those foreign exchange rates. The notional amounts for foreign exchange forward and purchased option contracts represent the U.S. dollar equivalent of an amount exchanged. Generally, foreign currency forward exchange contracts are designated for firmly committed or forecasted sales and purchases that are expected to occur in less than one year. Gains and losses on firmly committed transactions are deferred in other current assets and liabilities, are recognized in income when the transactions occur and are not material to the consolidated financial statements at September 30, 1998 and 1997. Gains and losses on foreign currency exchange contracts that are designated for forecasted transactions are not deferred and are recognized in other income as the exchange rates change.

Lucent engages in foreign currency hedging activities to reduce the risk that changes in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers. Hedge accounting treatment is appropriate for a derivative instrument when changes in the value of the derivative instrument are substantially equal, but opposite, to changes in the value of the exposure being hedged. Lucent believes that it has achieved risk reduction and hedge effectiveness, because the gains and losses on its derivative instruments substantially offset the gains on the assets, liabilities and transactions being hedged. Hedge effectiveness is periodically measured by comparing the change in fair value of each hedged foreign currency exposure at the applicable market rate to the change in market value of the corresponding derivative instrument. If a high correlation exists between these items, then hedge accounting is applied. If not, the change in market value of the derivative instrument is recognized immediately in income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

The following table presents the gross notional amounts of these derivative financial instruments in U.S. dollars:

                                      Gross Notional Amount
                                                           September 30,
                                                          1998         1997
--------------------------------------------------------------------------------
Foreign exchange forward contracts:
     Singapore dollars                                   $247          $  59
     Deutsche marks                                       189            558
     British pounds                                       185            136
     Australian dollars                                   142              1
     Japanese yen                                         120            249
     Spanish pesetas                                      113            109
     Dutch guilders                                       110            186
     Brazilian reals                                       82             58
     French francs                                         81            116
     Other                                                186            270
Total                                                  $1,455         $1,742
Foreign exchange purchased option
 contracts:
     Canadian dollars                                  $  66             $ -
     Singapore dollars                                    60               -
     Other                                                 4               -
Total                                                  $ 130             $ -
--------------------------------------------------------------------------------

Lucent enters into certain interest rate swap agreements to manage its risk between long-term fixed rate and short-term variable rate instruments. Interest rate swap agreements were not material during 1998 and 1997.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

NONDERIVATIVE AND OFF BALANCE SHEET INSTRUMENTS
Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of Lucent's reserve for possible credit and guarantee losses. At September 30, 1998 and 1997, in management's opinion, there was no significant risk of loss in the event of nonperformance of the counterparties to these financial instruments.

The following table presents the contract amount of Lucent's nonderivative and off balance sheet instruments and the amounts drawn down on such instruments. These instruments may exist or expire without being drawn upon. Therefore, the total contract amount does not necessarily represent future cash flows.

                                                                           Amounts Drawn
                                                                             Down and
                                              Contract Amount               Outstanding
                                              ---------------             ---------------
                                               September 30,                September 30,
                                         1998               1997          1998         1997
-------------------------------------------------------------------------------------------
Letters of credit                   $    804              $  832        $     -      $    -
Commitments to extend credit           2,312               1,898            399          25
Guarantees of debt                       292                 309            205         118

LETTERS OF CREDIT
Letters of credit are purchased guarantees that ensure Lucent's performance or payment to third parties in accordance with specified terms and conditions.

COMMITMENTS TO EXTEND CREDIT
Commitments to extend credit to third parties are legally binding, conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes.

Lucent may enter into credit agreements to provide long-term financing for customers. In October 1996, Lucent entered into an agreement to extend $1,800 of long-term financing to Sprint Spectrum Holdings LP ("Sprint PCS") for its purchase of Lucent's equipment and services for its nationwide personal communication services ("PCS") network. In 1997, Lucent closed transactions under this facility to lay off $500 of loans and undrawn commitments and $300 of undrawn commitments to a group of institutional investors and Sprint Corporation (a partner in Sprint PCS), respectively. In 1998, Lucent sold $645 of loans in a private sale. As of September 30, 1998 and 1997, the balance of these commitments not yet drawn down by Sprint PCS were $253 and $146, respectively, and the total drawn loans due were $226 and $17, respectively.

As part of the revenue recognition process, Lucent has assessed the collectibility of the accounts receivable relating to the Sprint PCS purchase contract in light of its financing commitment to Sprint PCS. Lucent has determined that the receivables under the contract are reasonably assured of collection based on various factors among which was the ability of Lucent to sell the loans and commitments without recourse. Lucent intends to continue pursuing opportunities for the sale of future loans and commitments.

In addition, Lucent also entered into agreements with others to extend credit up to an aggregate of approximately $1,371 in 1998 and $850 in 1997 for possible future sales.

GUARANTEES OF DEBT
From time to time, Lucent guarantees the financing for product purchases by customers and the debt of certain unconsolidated joint ventures. Requests for providing such guarantees are reviewed and approved by senior management. Certain financial guarantees are backed by amounts held in trust for Lucent or assigned to a third party reinsurer.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

13. COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 1998 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent beyond that provided for at September 30, 1998 would not be material to the annual consolidated financial statements.

In connection with the Separation and Distribution, Lucent, AT&T and NCR Corporation executed and delivered the Separation and Distribution Agreement, dated as of February 1, 1996, as amended and restated (the "Separation and Distribution Agreement"), and certain related agreements. The Separation and Distribution Agreement, among other things, provides that Lucent will indemnify AT&T and NCR for all liabilities relating to Lucent's business and operations and for all contingent liabilities relating to Lucent's business and operations or otherwise assigned to Lucent. In addition to contingent liabilities relating to the present or former business of Lucent, any contingent liabilities relating to AT&T's discontinued computer operations (other than those of NCR) were assigned to Lucent. The Separation and Distribution Agreement provides for the sharing of contingent liabilities not allocated to one of the parties, in the following proportions: AT&T: 75%, Lucent: 22%, and NCR: 3%. The Separation and Distribution Agreement also provides that each party will share specified portions of contingent liabilities related to the business of any of the other parties that exceed specified levels.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites which range from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at September 30, 1998 cannot be estimated.

LEASE COMMITMENTS
Lucent leases land, buildings and equipment under agreements that expire in various years through 2016. Rental expense under operating leases was $408 and $324 for the years ended September 30, 1998 and 1997, respectively, and $182 for the nine-month period ended September 30, 1996. The table below shows the future minimum lease payments due under noncancelable operating leases at September 30, 1998. Such payments total $876.

                                                                 Year Ended September 30,
                                                                                    Later
                                  1999      2000      2001      2002      2003      Years
                                 -----     -----     -----     -----     -----      -----
Operating leases...............   $250     $188      $113       $74       $55       $196

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (Dollars In Millions, Except Per Share Amounts)

14. QUARTERLY INFORMATION (UNAUDITED)

                                         FISCAL YEAR QUARTERS
                               FIRST    SECOND      THIRD    FOURTH      TOTAL
                              -------  --------    ------   ---------  ----------
Year Ended
September 30, 1998
Revenues...................   $8,724    $6,157    $7,228    $8,038     $ 30,147
Gross margin...............    4,205     2,724     3,279     3,783       13,991
Net income(loss)............     792(a)     23(b)   (233)(c)   388(d)       970(a,b,c,d)
Earnings(loss) per
 common share - basic.......  $ 0.62(a) $ 0.02(b) $(0.18)(c)$ 0.30(d)  $  0.74(a,b,c,d)
Earnings(loss) per
 common share - diluted.....  $ 0.61(a) $ 0.02(b) $(0.18)(c)$ 0.29(d)  $  0.73(a,b,c,d)
Dividends per share.........  $ 0.075   $ 0.00    $ 0.04    $ 0.04     $  0.155
Stock price:(f)
   High.....................   45 3/32   64 1/8    83 11/16  108 1/2    108 1/2
   Low......................   36 3/16   36 23/32  64         68 3/8     36 3/16
   Quarter-end close........   39 15/16  63 15/16  83 3/16    69 1/4     69 1/4


Year Ended
 September 30, 1997
Revenues....................  $7,938    $5,149    $6,340    $6,933     $ 26,360
Gross margin................   3,642     2,168     2,600     3,052       11,462
Net income(loss)............     859        66       213      (597)(e)      541 (e)
Earnings(loss) per
 common share - basic.......  $ 0.67    $ 0.05    $ 0.17    $(0.47)(e) $  0.42 (e)
Earnings(loss) per
 common share - diluted.....  $ 0.67    $ 0.05    $ 0.17    $(0.47)(e) $  0.42 (e)
Dividends per share.........  $ 0.0375  $ 0.000   $ 0.0375  $ 0.0375   $  0.1125
Stock price:(f)
   High.....................   26 9/16  30 5/16   37 3/32    45 3/8      45 3/8
   Low......................   21 1/16  22 3/8    24 15/16   36 3/32     21 1/16
   Quarter-end close........   23 1/8   26 1/4    36 1/32    40 11/16    40 11/16


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

(d) As a result of the 1998 acquisitions of SDX, MassMedia, LANNET and JNA, Lucent recorded a charge of $164 ($160 after tax) in the fourth quarter for purchased in-process research and development.

(e) As a result of the 1997 acquisition of Octel, Lucent recorded a charge of $979 ($966 after tax) in the fourth quarter for purchased in-process research and development and other charges.

(f) Obtained from the Composite Tape. Stock prices have been restated to reflect the two-for-one split of the Company's common stock effective April 1, 1998.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars In Millions, Except Per Share Amounts)

15.  SUBSEQUENT EVENTS

Quadritek Systems, Inc.
-----------------------

On October 1, 1998, Lucent acquired Quadritek Systems, Inc. for approximately $50 in cash. Quadritek is a privately held start-up company which develops next-generation Internet Protocol ("IP") network administration software solutions. The acquisition will be accounted for using the purchase method of accounting.

Included in the purchase price was approximately $21 ($13 after tax) of in-process research and development which will result in a noncash charge to earnings in the quarter ending December 31, 1998. The remaining purchase price will be allocated to tangible assets and intangible assets, including goodwill and existing technology, less liabilities assumed.

Philips Consumer Communications
-------------------------------

On October 22, 1998, Lucent and Philips announced their intention to end the PCC venture. On October 1, 1997, Lucent contributed its Consumer Products business in exchange for 40% ownership of the PCC venture. It is expected Lucent and Philips will each regain control of their original businesses by November 30, 1998. Lucent plans to close down the wireless handset business it previously contributed to PCC and to sell the remaining businesses. Lucent expects that these activities will be completed during the first calendar quarter of 1999.

WinStar Communications, Inc.
----------------------------

On October 22, 1998, Lucent announced that it had entered into a five-year agreement with WinStar Communications, Inc. to provide WinStar with a fixed wireless broadband telecommunications network in major domestic and international markets. In connection with this agreement, Lucent entered into a credit agreement with WinStar to provide up to $2,000 in equipment financing to fund the buildout of this network. The maximum amount of credit that Lucent is obligated to extend to WinStar at any one time is $500.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed as a part of Form 10-K/A #1:

                                                              PAGES
                                                              -----

          (1) Management's Discussion and Analysis of
              Results of Operations and Financial
                Condition...................................     5
          (2) Report of Management..........................    33
          (3) Report of Independent Accountants.............    34
          (4) Financial Statements:
               (i)  Consolidated Statements of Income.......    35
               (ii) Consolidated Balance Sheets.............    36
               (iii) Consolidated Statements of Changes in
                     Shareowners' Equity....................    37
               (iv) Consolidated Statements of Cash Flows...    38
               (v) Notes to Consolidated Financial
                   Statements...............................    40
          (5) Financial Statement Schedules:
               (i)  Report of Independent Accountants.......    74
               (ii) Schedule II -- Valuation and Qualifying
                    Accounts................................    76

Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-09.
- ---------------

(6) Exhibits:

            The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

EXHIBIT
NUMBER
---------

(3)(i) Articles of Incorporation of the registrant, as amended effective February 17, 1999 (Exhibit 3(i) to the Quarterly Report on
             Form 10-Q for the quarter ended March 31, 1999, File No.
             001-11639).
(3)(ii) By-Laws of the registrant, as amended effective February 17, 1999 (Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 001-11639).
(4)(i)       Indenture dated as of April 1, 1996 between Lucent
             Technologies Inc. and the Bank of New York, as Trustee
             (Exhibit 4A to Registration Statement on Form S-3 No. 333-
             01223).
(4)(iii) Other instruments in addition to Exhibit 4(i) which define the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, are not filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.
(10)(i)1 Separation and Distribution Agreement by and among Lucent Technologies Inc., AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.1 to Registration Statement on Form S-1 No. 333-00703).
(10)(i)2     Tax Sharing Agreement by and among Lucent Technologies Inc.,
             AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.6 to Registration Statement on Form S-1 No. 333-00703).
(10)(i)3 Employee Benefits Agreement by and between AT&T and Lucent Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.2 to Registration Statement on Form S-1 No. 333-00703).
(10)(i)4 Rights Agreement between Lucent Technologies Inc. and First Chicago Trust Company of New York, as Rights Agent, dated as of April 4, 1996 (Exhibit 4.2 to Registration Statement on
             Form S-1 No. 333-00703).
(10)(i)5**   Amendment to Rights Agreement between Lucent Technologies
             Inc. and First Chicago Trust Company of New York, dated as of February 18, 1998.
(10)(ii)(B)1 General Purchase Agreement by and between AT&T Corp. and
             Lucent Technologies Inc., dated February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.3 to Registration Statement on Form S-1 No. 333-00703).

EXHIBIT
NUMBER
---------

(10)(ii)(B)2    Interim Services and Systems Replication Agreement by and among
                AT&T, Lucent Technologies Inc. and NCR, dated as of February 1,
                1996 and amended and restated as of March 29, 1996 (Exhibit 10.4 to Registration Statement on Form S-1 No.
                333-00703).
(10)(ii)(B)3**  Brand License Agreement by and between Lucent Technologies
                Inc. and AT&T, dated as of February 1, 1996 (Exhibit 10.5 to
                Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)4    Patent License Agreement among AT&T, NCR and Lucent Technologies
                Inc., effective as of March 29, 1996 (Exhibit 10.7 to
                Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)5    Amended and Restated Technology License Agreement among AT&T,
                NCR and Lucent Technologies Inc., effective as of March 29, 1996
                (Exhibit 10.8 to Registration Statement on
                Form S-1 No. 333-00703).
(10)(iii)(A)(1) Lucent Technologies Inc. Short Term Incentive Program
                (Exhibit (10)(iii)(A)(2) to the Quarterly Report on Form
                10-Q for the quarter ended March 31, 1998).*
(10)(iii)(A)2   Lucent Technologies Inc. 1996 Long Term Incentive Program
                (Exhibit(10)(iii)(A)1 to Quarterly Report on Form 10-Q for
                the quarter ended March 31, 1998).*
(10)(iii)(A)3** Lucent Technologies Inc. Deferred Compensation Plan.*
(10)(iii)(A)4   Pension Plan for Lucent Non-Employee Directors (Exhibit
                10.11 to Registration Statement on Form S-1 No. 333-00703).*
                (This plan has been terminated)
(10)(iii)(A)5** Lucent Technologies Inc. Stock Retainer Plan for
                Non-Employee Directors.*
(10)(iii)(A)6   Lucent Technologies Inc. Excess Benefit and Compensation
                Plan (Exhibit (10)(iii)(A)5 to Annual Report on Form 10-K
                for Transition Period ended September 30, 1996).*
(10)(iii)(A)7   Lucent Technologies Inc. Mid-Career Pension Plan (Exhibit
                (10)(iii)(A)6 to Annual Report on Form 10-K for Transition
                Period ended September 30, 1996).*

EXHIBIT
NUMBER
---------

(10)(iii)(A)8    Lucent Technologies Inc. Non-Qualified Pension Plan (Exhibit
                 (10)(iii)(A)7 to Annual Report on Form 10-K for Transition
                 Period ended September 30, 1996).*
(10)(iii)(A)9    Lucent Technologies Inc. Officer Long-Term Disability and
                 Survivor Protection Plan (Exhibit (10)(iii)(A)8 to the
                 Annual Report on Form 10-K for Transition Period ended
                 September 30, 1996).*
(10)(iii)(A)10   Employment Agreement of Mr. Verwaayen dated June 12, 1997
                 (Exhibit (10)(iii)(A)(1)) to the Annual Report on Form 10-K
                 for the period ended September 30, 1997).*
(10)(iii)(A)11   Employment Agreement of Mr. Peterson dated August 8, 1995
                 (Exhibit (10)(iii)(A)(9) to the Annual Report on Form 10-K
                 for the period ended September 30, 1997).*
(10)(iii)(A)12   Consulting Agreement of Mr. Schacht, effective March 1, 1998
                 (Exhibit (10)(iii)(A)5 to the Quarterly Report on Form 10-Q for the period ended March 31, 1998).*
(10)(iii)(A)13** Description of the Lucent Technologies Inc. Supplemental
                 Pension Plan.*
(10)(iii)(A)14** Lucent Technologies Inc. 1999 Stock Compensation Plan for
                 Non-Employee Directors.*
(10)(iii)(A)15** Lucent Technologies Inc. Voluntary Life Insurance Plan.
(12)             Computation of Ratio of Earnings to Fixed Charges.
(21)**           List of subsidiaries of Lucent Technologies Inc.
(23)             Consent of PricewaterhouseCoopers LLP
(24)**           Powers of Attorney executed by officers and directors who
                 signed this report.
(27)             Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement.
** Previously filed

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareowners of Lucent Technologies Inc.:

     Our report on the consolidated financial statements of Lucent Technologies Inc. and subsidiaries has been incorporated by reference in this Form 10-K/A #1 from page 48 of the 1998 Annual Report to the Shareowners of Lucent Technologies Inc. In connection with our audits of such financial statements, we have also audited the related consolidated financial statement schedule listed in the index on page 70 of this Form 10-K/A #1.

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

May 17, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer
  Richard A. McGinn*
    Chief Executive
    Officer and President

Principal Financial Officer
  Donald K. Peterson*
    Executive Vice President and
    Chief Financial Officer

Principal Accounting Officer                     *By /s/ JAMES S. LUSK
  James S. Lusk*
------------------------------------
    Vice President                                  James S. Lusk
                                                    Vice President and
                                                    Controller
                                                    (attorney-in-fact)



                                                  May 17, 1999

Directors
Paul A. Allaire*
Carla A. Hills*
Drew Lewis*
Richard A. McGinn*
Paul H. O'Neill*
Donald S. Perkins*
Henry B. Schacht*
Franklin A. Thomas*
John A. Young*

                                LUCENT TECHNOLOGIES INC.

                      SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (Dollars in Millions)

            Column A                 Column B              Column C              Column D       Column E
---------------------------------  ------------    ------------------------    -------------    ---------
                                                          Additions
                                                   ------------------------
                                    Balance at     Charged to    Charged to                      Balance
                                   Beginning of     Costs &        Other                         at End
Description                           Period        Expenses      Accounts      Deductions      of Period
-----------                        ------------    ----------    ----------    -------------    ---------

Year 1998
  Allowance for doubtful
     accounts....................       352            113          (59)              16 (a)        390
  Reserves related to business
     restructuring and facility
     consolidation(d)............       569            --            --              318 (b)        251
  Deferred tax asset valuation
     allowance...................       234            31            45               49            261
  Inventory valuation............       637           146            30              177            636
Year 1997
  Allowance for doubtful
     accounts....................       273           111             5               37 (a)        352
  Reserves related to business
     restructuring and facility
     consolidation(d)............     1,289            --            --              720 (b)        569
  Deferred tax asset valuation
     allowance...................       208            86             3               63            234
  Inventory valuation............       644           221            19              247            637
Year 1996
  Allowance for doubtful
     accounts....................       248            64            --               39 (a)        273
  Reserves related to business
     restructuring and facility
     consolidation(d)............     1,907            --            --              618(b)       1,289
  Deferred tax asset valuation
     allowance...................       142             7           102(c)            43            208
  Inventory valuation............       790            92             9              247            644

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