Form 10-Q
period 1999-06-30
LUCENT TECHNOLOGIES INC
filed 1999-08-12
CIK 1006240

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

At July 30, 1999, 3,063,978,906 common shares were outstanding.

 2                                                          Form 10-Q - Part I
                                    PART 1 - Financial Information

Item 1. Financial Statements

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                For the Three        For the Nine
                                                 Months Ended        Months Ended
                                                   June 30,            June 30,
                                               1999       1998      1999      1998

Revenues ..................................   $ 9,315   $ 7,642    $27,728   $23,232

Costs .....................................     4,834     4,087     13,910    12,272

Gross margin ..............................     4,481     3,555     13,818    10,960

Operating Expenses:
Selling, general and
  administrative expenses .................     2,063     1,673      5,994     4,895
Research and development expenses .........     1,141     1,002      3 365     2,853
In-process research
 and development expenses .................      --         668        282     1,252
Total operating expenses ..................     3,204     3,343      9,641     9,000

Operating income ..........................     1,277       212      4,177     1,960
Other income (expense) - net ..............        19       (17)        77       171
Interest expense ..........................       119        63        292       183
Income before income taxes ................     1,177       132      3,962     1,948
Provision for income taxes ................       427       282      1,452     1,133

Income (loss) before cumulative effect
 of accounting change .....................       750      (150)     2,510       815

Cumulative effect of accounting change
 (net of income taxes of $842) ............      --        --        1,308      --

Net income (loss) .........................   $   750   $  (150)   $ 3,818   $   815

Earnings (loss) per common share - basic:
Income (loss)before cumulative effect
  of accounting change ....................   $  0.25   $ (0.05)   $  0.83   $  0.28
Cumulative effect of accounting
  change ..................................      --        --         0.43      --
Net income (loss) .........................   $  0.25   $ (0.05)   $  1.26   $  0.28

Earnings (loss) per common share - diluted:
Income (loss) before cumulative effect
  of accounting change ....................   $  0.24   $ (0.05)   $  0.80   $  0.27
Cumulative effect of accounting
  change ..................................      --        --         0.42      --
Net income (loss) .........................   $  0.24   $ (0.05)   $  1.22   $  0.27

Dividends declared
  per common share ........................   $  0.02   $  0.02    $  0.06   $  0.06

See Notes to Consolidated Financial Statements.

 3                                                         Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                          June 30,     September 30,
                                            1999            1998
ASSETS

Cash and cash equivalents..............   $ 1,495        $ 1,154

Accounts receivable less
 allowances of $393 at
 June 30, 1999 and $416 at
 September 30, 1998 ...................     9,486          7,405

Inventories............................     5,179          3,279

Contracts in process, net of contract
 billings of $4,756 at
 June 30, 1999 and $3,036 at
 September 30, 1998....................     1,338          1,259

Deferred income taxes - net............     1,784          1,775

Other current assets...................     1,528            912

Total current assets...................    20,810         15,784

Property, plant and equipment, net
  of accumulated depreciation of
  $7,274 at June 30, 1999 and
  $6,638 at September 30, 1998.........     6,257          5,693

Prepaid pension costs..................     6,337          3,754

Deferred income taxes - net............         -            761

Capitalized software development costs.       412            298

Other assets...........................     3,340          3,073

TOTAL ASSETS...........................   $37,156        $29,363


See Notes to Consolidated Financial Statements.



                                    (CONT'D)

 4                                                          Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                         June 30,      September 30,
                                           1999            1998
LIABILITIES

Accounts payable.......................   $ 2,705         $ 2,157
Payroll and benefit-related
  liabilities..........................     2,001           2,592
Postretirement and postemployment
  benefit liabilities..................       169             187
Debt maturing within one year..........     3,080           2,231
Other current liabilities..............     4,001           3,718

Total current liabilities..............    11,956          10,885

Postretirement and postemployment
  benefit liabilities..................     6,533           6,380
Long-term debt ........................     3,712           2,409
Other liabilities......................     2,552           1,980

Total liabilities .....................    24,753          21,654

Commitments and contingencies

SHAREOWNERS' EQUITY

Preferred stock-par value $1.00 per share
 Authorized shares: 250,000,000
 Issued and outstanding shares: none...         -               -
Common stock-par value $.01 per share
 Authorized shares: 6,000,000,000
 Issued and outstanding shares:
 3,048,987,417 at June 30, 1999
 3,022,369,264 at September 30, 1998...        30              30
Additional paid-in capital.............     7,339           6,589
Guaranteed ESOP obligation.............       (34)            (49)
Retained earnings......................     5,240           1,422
Accumulated other comprehensive
 income (loss).........................      (172)           (283)

Total shareowners' equity...............   12,403           7,709

TOTAL LIABILITIES AND
 SHAREOWNERS' EQUITY...................   $37,156         $29,363


See Notes to Consolidated Financial Statements.

 5                                                         Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)
                                                 For the Nine Months
                                                    Ended June 30,
                                                 1999           1998
Operating Activities
Net income...............................     $ 3,818        $   815
Adjustments to reconcile net income
  to net cash (used in)provided by
  operating activities:
   Cumulative effect of accounting change      (1,308)             -
   Business restructuring reversal.......         (87)           (83)
   Depreciation and amortization.........       1,349          1,035
   Provision for uncollectibles..........          45            118
   Deferred income taxes.................         781             75
   Purchased in-process research and
     development.........................          15          1,252
   Adjustment to conform Ascend and
     Kenan's fiscal years.................         169             -
   Increase in accounts receivable ......      (2,238)          (937)
   Increase in inventories
     and contracts in process............      (1,960)          (487)
   Increase(decrease) in accounts
     payable.............................         504           (102)
   Changes in other operating assets
     and liabilities.....................      (1,860)           307
   Other adjustments for noncash
     items - net.........................        (500)          (379)
Net cash (used in)provided by
 operating activities....................      (1,272)         1,614

Investing Activities
Capital expenditures ....................      (1,432)        (1,115)
Proceeds from the sale or disposal of
  property, plant and equipment..........          82             44
Purchases of equity investments..........        (205)          (187)
Sales of equity investments..............           1             27
Purchase of investment securities........        (450)          (742)
Sales or maturity of
 investment securities...................       1,132            480
Acquisitions of businesses,
 net of cash acquired....................        (244)        (1,068)
Dispositions of businesses...............          57            276
Other investing activities - net.........         (78)           (63)
Net cash used in investing activities....      (1,137)        (2,348)

Financing Activities
Repayments of long-term debt ............          (8)           (85)
Issuance of long-term debt...............       1,825            337
Proceeds of issuance of common stock.....         756            524
Dividends paid...........................        (160)          (150)
S-Corp distribution to stockholder                  -            (26)
Increase (decrease) in short-term
  borrowings - net.......................         344           (124)
Net cash provided by
  financing activities...................       2,757            476

See Notes to Consolidated Financial Statements.

                                    (CONT'D)

 6                                                          Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                  For the Nine Months
                                                     Ended June 30,
                                                  1999          1998

Effect of exchange rate
  changes on cash........................           (7)          (63)

Net increase(decrease) in cash and
  cash equivalents.......................          341          (321)

Cash and cash equivalents
  at beginning of year...................        1,154         1,606

Cash and cash equivalents
  at end of period.......................      $ 1,495       $ 1,285

















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

On June 24, 1999, Lucent merged with Ascend Communications, Inc. Each share of Ascend common stock was converted into 1.65 shares of Lucent common stock. Lucent issued approximately 371 million shares in exchange for all of the outstanding shares of Ascend. The transaction was accounted for as a pooling-of-interests. On February 26, 1999, under the terms of the Kenan Systems Corporation merger agreement, Lucent issued approximately 26 million shares (post April 1, 1999 stock split) of Lucent common stock in exchange for all the outstanding shares of Kenan.

Before merging with Lucent, both Ascend and Kenan had December 31 fiscal year ends. Restated Lucent financial information for fiscal 1998 and earlier years was computed by adding financial information for corresponding quarters of Ascend's and Kenan's fiscal year. Thus, the unaudited consolidated statements of income for the three and nine month periods ended June 30, 1998 were derived by combining the results of operations of Lucent for the three and nine months ended June 30, 1998, respectively, with the results of operations of Ascend and Kenan for the three and nine months ended September 30, 1998, respectively. The unaudited consolidated balance sheet at September 30, 1998 was derived by combining the financial position of Lucent at September 30, 1998 with the financial position of Ascend and Kenan at December 31, 1998. The unaudited consolidated statement of cash flows for the nine months ended June 30, 1998 was derived by combining the cash flows of Lucent for the nine months ended June 30, 1998 with the cash flows of Ascend and Kenan for the nine months ended September 30, 1998.

The results of operations, financial position and cash flows as of and for the three months ended December 31, 1998 for Ascend and Kenan were included in Lucent's financial statements as of and for the year ended September 30, 1998. The results of operations for the three months ended December 31, 1998 were also included in Lucent's financial statements for the nine months ended June 30, 1999. As a result, the consolidated balance sheet of Lucent at June 30, 1999 includes an adjustment to retained earnings to eliminate the income recognized from both Ascend and Kenan for the three months ended December 31, 1998. In addition, information from the statement of cash flows for Ascend and Kenan for the three months ended December 31, 1998 has been eliminated from the unaudited consolidated statement of cash flows for the nine months ended June 30, 1999, since Ascend's and Kenan's activity for this period has been included in the consolidated statement of cash flows for year ended September 30, 1998.

The preparation of financial statements during interim periods requires management to make numerous estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are reviewed periodically and the effect of revisions is reflected in the results of operations of the interim periods in which changes are determined to be necessary. Improved performance on multi-year contracts and the resolution of certain contingencies had a positive impact on fiscal year 1999 reported results of operations.

The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated

 8                                                          Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

financial statements and notes thereto included in Lucent's Form 10-K for the year ended September 30, 1998, the audited restated consolidated financial statements and notes thereto included in Exhibit 99.1 of the Company's Form 8-K (dated August 2, 1999)for the year ended September 30, 1998 and the unaudited restated consolidated financial statements and notes thereto included in Exhibit
99.2 of the Company's Form 8-K (dated August 2, 1999) for the three and six month periods ended March 31, 1999.

The financial statements presented have been restated to reflect the two-for-one splits of Lucent's common stock which became effective on April 1, 1998 and April 1, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. MERGER WITH ASCEND COMMUNICATIONS, INC.

On June 24, 1999, Lucent merged with Ascend. As a result, the outstanding Ascend common stock was converted into approximately 371 million shares of Lucent common stock, based on an exchange ratio of 1.65 shares of Lucent common stock for each share of Ascend common stock. In addition, Lucent assumed Ascend stock options equivalent to approximately 65 million shares of Lucent common stock. The merger was accounted for as a pooling-of-interests under Accounting Principles Board Opinion No. 16, and accordingly, Lucent's consolidated financial statements have been restated for all periods prior to the merger to include the results of operations, financial position and cash flows of Ascend as though it has always been a part of Lucent. Intercompany transactions for fiscal 1999 have been eliminated. Intercompany transactions prior to 1999 were immaterial. In connection with the merger, Lucent recorded a third fiscal quarter charge to operating expenses of approximately $79 (non-tax deductible) for merger-related costs. The merger-related costs consisted primarily of fees for investment bankers, attorneys, accountants and financial printing. Certain reclassifications were made to Ascend's accounts to conform to Lucent's presentation. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                                Nine                Nine
                            Months Ended        Months Ended
                            June 30, 1999       June 30,1998

REVENUES
Lucent                        $26,256             $22,230
Ascend                          1,610               1,002
Eliminations                     (138)                  -
Combined                      $27,728             $23,232

NET INCOME
Lucent                        $ 3,838(a)          $   638(c)
Ascend                             66(b)              177
Eliminations                      (86)                  -
Combined                      $ 3,818             $   815

(a) Includes one-time charges related to Lucent's acquisitions of Quadritek Systems, Inc., WaveAccess Ltd., Sybarus Technologies, the Ethernet LAN business of Enable Semiconductor ("Enable Ethernet"), the merger-related costs for Ascend and the cumulative effect of the accounting change. (b) Includes one-time charges related to Ascend's acquisition of Stratus Computer, Inc. (c) Includes one-time charges related to Lucent's acquisitions of Livingston Enterprises, Inc., Prominet Corporation, Yurie Systems, Inc. and Optimay GmbH as well as the gain on the sale of Advanced Technology Systems (ATS) business.

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

The cumulative effect of this accounting change related to periods prior to fiscal year 1999 of $2,150 ($1,308 after-tax, or $0.43 and $0.42 per basic and diluted share, respectively) is a one-time, non-cash credit to fiscal 1999 earnings. This accounting change also resulted in a reduction in benefit costs as a result of the change in Lucent's pension and postretirement accounting in the three and nine months ended June 30, 1999 that increased income by $106 ($65 after-tax, or $0.02 per basic and diluted share) and $321 ($195 after-tax, or $0.06 per basic and diluted share), respectively as compared with the previous accounting method. A comparison of pro forma amounts is presented below showing the effects if the accounting change were applied retroactively:

                                       Three Months            Nine Months
                                      Ended June 30,          Ended June 30,
                                      1999       1998        1999        1998
                                    --------   --------    --------    --------
Net income (loss)                   $   750    $   (89)     $ 3,818     $   995
Earnings (loss) per share-basic     $  0.25    $ (0.03)     $  1.26     $  0.34
Earnings (loss) per share-diluted   $  0.24    $ (0.03)     $  1.22     $  0.33

4. COMPREHENSIVE INCOME

Lucent has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" as of October 1, 1998 which requires new standards for reporting and display of comprehensive income and its components in the financial statements. However, it does not affect net income or total shareowners' equity. The components of comprehensive income, net of tax, are as follows:

                                        Three Months Ended    Nine Months Ended
                                             June  30,            June 30,
                                          1999       1998      1999       1998
                                       --------------------  -------------------
Net income (loss)....................  $  750       $(150)   $ 3,818     $  815

Other comprehensive income(loss):
 Foreign currency translation
    adjustment.......................     (38)         (3)       (83)      (116)
 Unrealized holding gains(losses)
    arising during the period........     189         (13)       187        (31)
 Minimum pension liability adjustment       -           -          7          -
                                       -------      ------   --------    -------
Comprehensive income (loss)..........  $  901       $(166)   $ 3,929     $  668
                                       -------      ------   --------    -------

 10                                                           Form 10-Q - Part I
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                (Unaudited)

The after-tax components of accumulated other comprehensive income(loss) are as follows:

                                                                            Total
                                                                         Accumulated
                                   Foreign     Unrealized     Minimum       Other
                                   Currency      Holding      Pension    Comprehensive
                                 Translation     Gains/      Liability     Income/
                                  Adjustment    (Losses)     Adjustment    (Loss)
Accumulated other comprehensive
 income(loss) at
 September 30, 1998............   $ (280)        $   18       $  (21)        $ (283)
Other comprehensive income(loss)
 for the period................      (83)           187            7            111
Accumulated other comprehensive
 income(loss) at June 30, 1999.   $ (363)        $  205       $  (14)        $ (172)


The foreign currency translation adjustments are not currently adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries.

5.  ACQUISITIONS

There were no material acquisitions in the quarter ended June 30, 1999. In the quarter ended March 31, 1999, Lucent completed the purchases of WaveAccess, Enable Ethernet, and Sybarus. In the quarter ended December 31, 1998, Lucent completed the purchases of Quadritek and Stratus.

The following table presents the aggregate information related to these acquisitions:
                                Three Months Ended        Three Months Ended
                                     12/31/98                   3/31/99
                               ---------------------   -------------------------
                               Stratus     Quadritek   WaveAccess/Enable/Sybarus
                               -------     ---------   -------------------------
Purchase price................  $917          $50                $137
Goodwill......................     -           24                 109
Existing technology...........   130            5                  12
Purchased in-process research
 and development(after-tax)...   267*          14                  15
Goodwill amortization
  period (years)..............     -            8                 4-7
Existing technology
  amortization period (years).    10            6                   7

* Amount reflects the original purchased in-process research and development charge recorded in the quarter ended December 31, 1998. Prior to the consummation of the acquisition of Stratus, Lucent announced its intention to divest the non- telecommunication business units of Stratus. In early 1999, Lucent divested each of these business units. As the sales proceeds from the disposition of these business units exceeded the carrying value of the assets held for sale, Lucent reduced its original charge for purchased in-process research and development and reduced the amount of the purchase price allocated to non-current assets on a pro-rata basis. This resulted in a credit to purchased in-process research and development in the amount of $24 during the quarter ended March 31, 1999.

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


6.   SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories at June 30, 1999 and September 30, 1998 were as follows:

                                        June 30,       September 30,
                                          1999              1998
                                     --------------    ---------------
     Completed goods ...............    $ 2,917           $ 1,644
     Work in process and
       raw materials................      2,262             1,635
     Total inventories .............    $ 5,179           $ 3,279

 12                                                     Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


7. BUSINESS RESTRUCTURING AND OTHER CHARGES

For the three months ended June 30, 1999 and 1998, $119 and $116, respectively, were applied to the 1995 business restructuring reserve. For the nine months ended June 30, 1999 and 1998, $151 and $253, respectively, were applied to the 1995 business restructuring reserve. Included in the three and nine months ended June 30, 1999 operating results was an $87 reversal of business restructuring reserves recorded as $8 to costs, $72 to selling, general and administrative expenses and $7 to research and development expenses. This reversal was primarily related to lower than expected facility closing costs and other costs associated with the sale or consolidation of certain leased and owned facilities. The remaining reserve for business restructuring as of June 30, 1999 was $100. The year-ago three month period included a $50 reversal recorded as $19 to costs, $23 to selling, general and administrative expenses and $8 to research and development expenses. The year-ago nine month period included an $83 reversal recorded as $19 to costs, $56 to selling, general and administrative expenses and $8 to research and development expenses. In addition, Ascend recorded a $18 reversal of merger-related costs which were included in selling, general and administrative expenses for the three and nine month periods ended June 30, 1998.

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

 13                                                     Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

Earnings per share amounts for the periods presented have been restated to reflect the two-for-one splits of Lucent's common stock, which became effective on April 1, 1998 and April 1, 1999. The following table reconciles the number of shares utilized in the earnings per share calculations for the three and nine month periods ended June 30, 1999 and 1998:

                                                    Three Months Ended                  Nine Months Ended
                                                          June 30,                           June 30,
                                                   1999             1998              1999              1998
                                              -------------------------------------------

Net income (loss) ........................        $  750           $ (150)            $3,818            $ 815

Earnings(loss) per common share - basic:
 Income(loss) before cumulative effect
  of accounting change ...................        $ 0.25           $(0.05)            $ 0.83           $ 0.28
 Cumulative effect of accounting
   change ................................             -                -               0.43                -
 Net income (loss) .......................        $ 0.25           $(0.05)            $ 1.26           $ 0.28

Earnings(loss) per common share - diluted:
 Income(loss) before cumulative effect
   of accounting change ..................        $ 0.24           $(0.05)            $ 0.80           $ 0.27
 Cumulative effect of accounting
   change ................................             -                -               0.42                -
 Net income (loss) .......................        $ 0.24           $(0.05)            $ 1.22           $ 0.27


Number of Shares (in millions)

Common shares - basic ....................       3,041.4          2,975.7            3,028.0          2,949.3

Effect of dilutive securities:
 Stock options ...........................         106.5              0.0               99.4             68.2
 Other ...................................           5.8              0.0                5.8              3.2

Common shares - diluted ..................       3,153.7          2,975.7            3,133.2          3,020.7

Options excluded from the computation
of earnings per share - diluted since
option exercise price was greater than
the average market price of the
common shares for the period .............           1.5             12.7                3.7            11.3


9. PHILIPS CONSUMER COMMUNICATIONS ("PCC")

On October 1, 1997, Lucent contributed its Consumer Products business to a new venture formed by Lucent and Philips Electronics N.V. ("Philips") in exchange for 40% ownership of PCC. On October 22, 1998, Lucent and Philips announced their intention to end the PCC venture and agreed to regain control of their original businesses. The results of operations and net assets of the remaining businesses Lucent previously contributed to PCC have been consolidated as of October 1, 1998. The revenues are included in Other Systems and Products. In December 1998, Lucent sold certain assets of the wireless handset portion of the remaining businesses to Motorola, Inc. Lucent is continuing to look for opportunities to sell the remaining consumer products businesses.

 14                                                         Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

10.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 1999 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent beyond that provided for at June 30, 1999 would not be material to the annual consolidated financial statements.

Lucent's current and historical operations are subject to a wide range of environmental protection laws. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities underway at numerous current and former facilities. In addition, Lucent was named a successor to AT&T Corp. as a potentially responsible party ("PRP") at numerous "Superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or comparable state statutes. Under the Separation and Distribution Agreement ("Separation and Distribution Agreement"), among Lucent, AT&T and NCR Corporation, dated as of February 1, 1996 as amended and restated, Lucent is responsible for all liabilities primarily resulting from or relating to the operation of Lucent's business as conducted at any time prior to or after the separation from AT&T of the businesses and operations transferred to form Lucent (the "Separation") including related businesses discontinued or disposed of prior to the Separation, and Lucent's assets including, without limitation, those associated with these sites. In addition, under the Separation and Distribution Agreement, Lucent is required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites which range from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at June 30, 1999 cannot be estimated.

 15                                                         Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


11. SUBSEQUENT EVENTS

Mosaix, Inc.
------------
On July 15, 1999, Lucent merged with Mosaix Inc., a Redmond, Washington-based provider of software that links companies' front and back offices and helps them deliver more responsive and efficient customer service. Under the terms of the agreement, the outstanding common stock of Mosaix was converted into the right to receive approximately 2.6 million shares of Lucent common stock. In addition, Lucent assumed options to purchase approximately 400,000 shares of Lucent common stock. The transaction was accounted for as a pooling-of-interests.

Nexabit Networks, Inc.
----------------------
On July 19, 1999, Lucent merged with Nexabit Networks, Inc. a Marlborough, Massachusetts-based developer of high-speed switching equipment and software that directs traffic along telecommunications networks. Under the terms of the agreement, the outstanding stock of Nexabit was converted into the right to receive approximately 13.7 million shares of Lucent common stock. In addition, Lucent assumed options to purchase approximately 400,000 shares of Lucent common stock. The transaction was accounted for as a pooling-of-interests.

SpecTran Corporation
--------------------
On July 21, 1999, Lucent commenced an all-cash tender offer for the outstanding common stock of SpecTran Corporation, a Sturbridge, Massachusetts-based designer and manufacturer of specialty optical fibers and fiber optic products, for $9.00 per share (in the aggregate, about $64). Lucent would also assume $35 of SpecTran debt. Lucent currently anticipates that the acquisition will be completed in the quarter ended September 30, 1999 and will be accounted for using the purchase method of accounting.

International Network Services
------------------------------
On August 10, 1999, Lucent announced its intention to merge with International Network Services (INS), a Sunnyvale, California-based provider of network consulting, design and integration. Under the terms of the agreement, each share of INS will be converted into the right to receive 0.8473 shares of Lucent common stock. Based on Lucent's closing price on August 9, 1999, the value of the transaction would be approximately $3,700 in stock and options. Lucent currently anticipates that the merger will be completed in the quarter ended December 31, 1999 and will be accounted for as a pooling-of-interests.

 16                                                         Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


HIGHLIGHTS

Lucent reported net income of $750 million, or $0.24 per share(diluted) for the quarter ended June 30, 1999. This compares with the year-ago quarterly net loss of $150 million, or a loss of $0.05 per share(diluted). For the current nine month period, Lucent reported net income of $3,818 million, or $1.22 per share(diluted) compared with net income of $815 million, or $0.27 per share(diluted) in the same prior period. Included in the current nine month results is a $1,308 million (or $0.42 per share-diluted) cumulative effect of accounting change related to Lucent's pension and postretirement benefits (see
Note 3). Lucent's income before the cumulative effect of the accounting change was $2,510 million for the nine month period ended June 30, 1999.

Net income for the three months ended June 30, 1999 includes an $87 million, pre-tax ($57 million, after-tax) reversal of business restructuring charges and a $79 million (non-tax deductible) charge to operating expenses for merger-related costs in connection with the Ascend merger. Net income for the three months ended June 30, 1998 includes a $68 million, pre-tax ($44 million, after-tax) reversal of business restructuring charges (including an $18 million (pre-tax) reversal of merger-related costs by Ascend) and $668 million, after-tax purchased in-process research and development expenses related to the acquisitions of Yurie and Optimay.

Net income for the nine months ended June 30, 1999 includes an $87 million, pre-tax ($57 million, after-tax) reversal of business restructuring charges, the $79 million (non-tax deductible) charge to operating expenses for merger-related costs in connection with the Ascend merger and $282 million ($272 million after-tax) purchased in-process research and development expenses related to the acquisitions of Stratus, Quadritek, Sybarus, WaveAccess and Enable Ethernet. Included in the 1999 expense is a $24 million after-tax reversal of in-process research and development charges related to the acquisition of Stratus. Net income for the nine month period ended June 30, 1998 includes a $101 million pre-tax (including an $18 million (pre-tax) reversal of merger-related costs by Ascend), ($65 million, after-tax) reversal of business restructuring charges and $1,252 million, after-tax purchased in-process research and development expenses related to the acquisitions of Livingston, Prominet, Yurie and Optimay.

Gross margin increased $926 million and $2,858 million for the quarter and nine month periods ended June 30, 1999, respectively, compared with the year-ago periods. These increases in gross margin were primarily due to higher sales volume and a more favorable mix of products compared with the same periods of the prior year.

Operating income of $1,277 million reflects an increase of $1,065 million in the quarter compared with the same quarter in 1998 and was 13.7% of revenues. For the nine months ended June 30, 1999, operating income of $4,177 million reflects an increase of $2,217 million. Both of these increases were largely due to increased sales levels in 1999 and higher purchased in-process research and development expenses in the 1998 periods.

On April 5, 1999, Lucent announced that it has agreed to acquire Mosaix, a provider of software that links companies' front and back offices and helps them deliver more responsive and efficient customer service. The merger was completed on July 15, 1999 and was accounted for as a pooling-of-interests. Under the terms of the agreement, the outstanding common stock of Mosaix was converted into the right to receive approximately 2.6 million shares of Lucent common stock.

 17                                                         Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


On June 24, 1999, Lucent merged with Ascend. The merger was accounted for as a pooling-of-interests. Accordingly, Lucent's consolidated financial statements and schedules, and the following discussion have been restated for all periods prior to the merger to include the results of Ascend as though it has always been a part of Lucent. In connection with the merger, Lucent recorded a third quarter charge to operating expenses of approximately $79 million (non-tax deductible) for merger- related costs.

On July 19, 1999, Lucent completed its merger with Nexabit, a developer of high-speed switching equipment and software that directs traffic along telecommunications networks. Under the terms of the agreement, the outstanding stock of Nexabit was converted into the right to receive approximately 13.7 million shares of Lucent common stock. The transaction was accounted for as a pooling-of-interests.

On July 21, 1999, Lucent commenced an all-cash tender offer for the outstanding stock of SpecTran Corporation, a designer and manufacturer of specialty optical fibers and fiber optic products, for $9.00 per share (in the aggregate, about $64 million). Lucent would also assume $35 million of SpecTran debt. Lucent currently anticipates that the acquisition will be completed in the quarter ended September 30, 1999 and will be accounted for using the purchase method of accounting.

On August 10, 1999, Lucent announced its intention to merge with International Network Services (INS), a Sunnyvale, California-based provider of network consulting, design and integration. Under the terms of the agreement, each share of INS will be converted into the right to receive 0.8473 shares of Lucent common stock. Based on Lucent's closing price on August 9, 1999, the value of the transaction would be approximately $3,700 million in stock and options. Lucent currently anticipates that the merger will be completed in the quarter ended December 31, 1999 and will be accounted for as a pooling-of-interests.

 18                                                         Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

KEY BUSINESS CHALLENGES

Lucent continues to face significant competition and expects that the level of competition on pricing and product offerings will intensify. Lucent expects that new competitors will enter its markets as a result of the trend toward global expansion by foreign and domestic competitors as well as continued changes in technology and public policy. These competitors may include entrants from the telecommunications, software, data networking, cable television and semiconductor industries. Existing competitors have, and new competitors may have, strong financial capability, technological expertise, well-recognized brand names and a global presence. As a result, Lucent's management periodically assesses market conditions and redirects the Company's resources to meet the challenges of competition. Steps Lucent may take include acquiring or investing in new businesses and ventures, partnering with existing businesses, delivering new technologies, closing and consolidating facilities, disposing of assets, reducing work force levels or withdrawing from markets.

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

 19                                                         Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


REVENUES - THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

Total revenues increased 21.9% to $9,315 million in the quarter compared with the same quarter of 1998, due to increases in sales from Systems for Network Operators, Business Communications Systems, Microelectronic Products and Other Systems and Products. For the quarter, sales within the United States increased by 13.4% compared with the same quarter in 1998 and sales outside the United States increased 48.0% compared with the same quarter last year. Sales outside of the United States were 29.8% of revenues for the current quarter as compared to 24.6% of revenues for the year-ago quarter.

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the three months ended June 30, 1999 and 1998:

                                                      Three Months
                                                         Ended
                                                        June 30,
  Dollars in Millions                        ---------------------------------
                                              1999               1998
                                             -------            -------
Systems for Network Operators........         $6,090     65%    $4,795     63%
Business Communications Systems......          2,100     23      2,022     26
Microelectronic Products.............            902     10        736     10
Other Systems and Products...........            223      2         89      1
Total................................          9,315    100%    $7,642    100%

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $1,295 million, or 27.0% in 1999 compared with the same quarter in 1998. Revenues increases were led by sales of wireless systems, data networking systems for service providers, optical networking systems, and communications software, and services. Continued demand for voice, data and wireless services, as well as the need for increased network capacity contributed to the group's quarterly revenues.

Revenues from Systems for Network Operators in the United States increased by 14.8% over the year-ago quarter. Revenues generated outside the United States increased 66.5% compared with the same quarter in 1998 due to revenue growth in all major international regions. Revenues generated outside the United States represented 30.9% of revenues for the quarter compared with 23.6% for the same quarter of 1998.

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $78 million, or 3.9% compared with the year-ago quarter. Increased sales of Definity(R) enterprise communication servers, including those with Call Center applications, messaging systems, and NetCare(R) services contributed to the increased revenue for the quarter. The revenue gains were partially offset by decreased sales of Systimax(R) structured cabling systems. Sales within the United States increased 2.0% for the quarter compared with the same quarter of 1998. Revenues generated outside the United States increased by 12.0%, with revenue growth in all major international regions and across virtually all product groups. Revenues generated outside the United States represented 20.0% of revenues for the quarter compared with 18.5% in the same quarter in 1998.


--------------------------------------
(R)  Registered trademark of Lucent

 20                                                         Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Revenues from MICROELECTRONIC PRODUCTS increased $166 million, or 22.6% compared with the year-ago quarter driven by sales of optoelectronic components, customized chips for high speed communications, data networking, wireless, and computing systems, as well as increased revenues from power systems. Sales within the United States increased 19.2% compared to the same quarter in 1998. Revenues generated outside the United States increased 25.8%. The growth in revenues outside the United States was driven by sales in the Asia/Pacific region, including China, and the Europe/Middle-East/Africa region. Revenues generated outside the United States represented 52.4% of sales for the quarter compared with 51.1% for the same quarter of 1998.

Revenues from OTHER SYSTEMS AND PRODUCTS increased $134 million compared with the year-ago quarter primarily due to the consolidation of the businesses regained from the PCC venture (see Note 9).

COSTS AND GROSS MARGIN - THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

Total costs increased by $747 million, or 18.3% in 1999 compared with the same quarter in 1998 primarily due to higher sales volume. As a percentage of revenue, gross margin increased to 48.1% from 46.5% in the year-ago quarter. The increase this quarter compared with the same quarter in 1998 reflects a more favorable mix of products.

OPERATING EXPENSES - THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

Selling, general and administrative expenses as a percentage of revenues were 22.1% for the quarter, an increase of 0.2 percentage points compared with 21.9% for the same quarter in 1998.

Selling, general and administrative expenses increased $390 million, or 23.3% compared with the same year-ago quarter. This increase was primarily associated with higher sales levels. Included in the current quarter expense is $79 million (non-tax deductible) for merger-related costs in connection with the merger of Ascend (See Note 2). In addition, the current quarter includes a $72 million reversal of business restructuring charges compared with a $41 million reversal in the year-ago quarter.

Research and development expenses represented 12.2% of revenues for the quarter compared with 13.1% of revenues for the same quarter of 1998.

Research and development expenses increased $139 million during the quarter compared with the same year-ago quarter. This was primarily due to increased expenditures in support of wireless, data networking, optical networking and switching, and microelectronic products.

There were no purchased in-process research and development expenses for the 1999 quarter compared with $668 million related to the acquisitions of Yurie and Optimay for the same quarter of 1998.

 21                                                         Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

OTHER INCOME(EXPENSE), INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

Other income(expense) - net was $19 million as compared to an expense of $17 million for the year-ago quarter. The increase reflects lower net equity losses in 1999.

Interest expense for the quarter increased $56 million to $119 million compared with the same quarter in 1998. The increase in interest expense is due to higher debt levels for the quarter ended June 30, 1999 compared with the same quarter in 1998.

The effective income tax rate for the quarter was 36.3%, a decrease from 213.6% in the same quarter of 1998. This decrease was due to the 1998 non-tax deductible purchased in-process research and development expenses associated with the acquisitions of Yurie and Optimay. Excluding the impact of the non-tax deductible merger related expenses related to the Ascend merger in 1999 and the non-tax deductible purchased in-process research and development expenses associated with the acquisition of Yurie and Optimay in 1998, the effective tax rate was 34.0% for the 1999 quarter as compared with 35.3% for the same quarter in 1998. This decrease is primarily due to the tax impact of foreign activity.

REVENUES - NINE MONTHS ENDED JUNE 30, 1999 VERSUS NINE MONTHS ENDED JUNE 30,
1998

Total revenues increased to $27,728 million, or 19.4% compared with the same nine month period in 1998, due to increases in sales from Systems for Network Operators, Business Communications Systems, Microelectronic Products and Other Systems and Products. Revenue growth was due to sales increases globally. Total revenue growth for the nine month period was driven by sales within the United States which grew 8.8% compared with the same period in 1998, and sales outside the United States which increased 50.6% compared with the same period in 1998.

The following table presents Lucent's revenues by product line, and the approximate percentage of total revenues for the nine months ended June 30, 1999 and 1998:

                                                       Nine Months
                                                          Ended
                                                         June 30,
  Dollars in Millions                       --------------------------------
                                                 1999            1998
                                               -------         -------
Systems for Network Operators........         $ 18,291   66%  $ 15,050   65%
Business Communications Systems......            6,114   22      5,733   25
Microelectronic Products.............            2,574    9      2,216    9
Other Systems and Products...........              749    3        233    1
Total................................         $ 27,728  100%  $ 23,232  100%

 22                                                         Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Revenues from SYSTEMS FOR NETWORK OPERATORS increased $3,241 million, or 21.5% compared with the same nine month period in 1998. The increase resulted from higher sales of data networking systems for service providers, wireless systems, optical networking systems, switching and access systems, communications software, and services. Demand for those products was driven in part by second line subscriber growth in businesses and residences for Internet services and data traffic as well as the need for increased network capacity.

Revenues from Systems for Network Operators in the United States increased 6.6% compared to the year-ago nine month period. Revenues generated outside the United States for 1999 increased 67.9% compared with the same nine month period in 1998 due to revenue growth in the Europe/Middle-East/Africa and Caribbean/Latin America regions. Revenues generated outside the United States represented 33.7% of revenues for 1999 compared with 24.4% in same nine month period of 1998.

Revenues from BUSINESS COMMUNICATIONS SYSTEMS increased $381 million, or 6.6% compared with the same nine month period in 1998. This increase was led by sales of DEFINITY(R) enterprise communication servers, NetCare(R) services and messaging systems. Revenue gains were partially offset by decreased sales of Systimax(R) structured cabling systems. Revenues generated outside the United States increased by 14.9%. Revenues generated outside the United States represented 20.6% of the revenue for 1999 compared with 19.2% in the same nine month period of 1998. For 1999, sales within the United States increased 4.7% compared with the same nine month period of 1998.

Revenues from MICROELECTRONIC PRODUCTS increased $358 million, or 16.2% for 1999 compared with the same nine month period in 1998 due to higher sales of optoelectronic components and customized chips for high performance communications, data networking and computing. Increased sales of power systems also contributed to the increase. Sales within the United States increased 6.4% compared with the same period in 1998. Revenues generated outside the United States increased 26.0% compared with the same period in 1998. The growth in revenues generated outside the United States was driven by sales in the Asia/Pacific region, including China and the Europe/Middle-East/Africa region. Revenues generated outside the United States represented 54.0% of sales compared with 49.8% for the same nine month period of 1998.

Revenues from OTHER SYSTEMS AND PRODUCTS increased $516 million compared with the same nine-month period in 1998 primarily due to the consolidation of the businesses regained from the PCC venture (see Note 9).

COSTS AND GROSS MARGIN - NINE MONTHS ENDED JUNE 30, 1999 VERSUS NINE MONTHS ENDED JUNE 30, 1998

Total costs increased $1,638 million, or 13.3% compared with the same nine month period in 1998 due to the increase in sales volume. Gross margin percentage increased to 49.8% from 47.2% in the year-ago period. The increase in gross margin percentage for the current nine months was due to a more favorable mix of products and improved performance on multi-year contracts.

OPERATING EXPENSES - NINE MONTHS ENDED JUNE 30, 1999 VERSUS NINE MONTHS ENDED JUNE 30, 1998

Selling, general and administrative expenses as a percentage of revenues were 21.6% for 1999, an increase of 0.5 percentage points from the same period in 1998.

 23                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Selling, general and administrative expenses increased $1,099 million, or 22.5% compared with the same period in 1998. This increase is attributed to the higher sales volume, investment in growth initiatives and increased amortization of goodwill and existing technology. The current nine month period includes a $72 million reversal of business restructuring charges compared with a $74 million reversal in the year-ago quarter.

Research and development expenses represented 12.1% of revenues for the period, a decrease of 0.2 percentage points from the year-ago nine-month period.

Research and development expenses increased $512 million compared with the same period in 1998. This was primarily due to increased expenditures in support of wireless, data networking, optical networking, switching and microelectronic products.

The purchased in-process research and development expenses for 1999 were $282 million reflecting the charges associated with the acquisition of Stratus, Quadritek, Sybarus, WaveAccess and Enable, compared with $1,252 million related to the acquisitions of Livingston, Prominet, Yurie and Optimay for the same period in 1998. In the 1999 period, $24 million of in-process research and development charges related to the acquisition of Stratus were reversed. Since the proceeds received by Lucent in the divestiture of the non-telecommunications business units of Stratus exceeded the carrying value of the assets held for sale, Lucent reversed a portion of its original charge for purchased in-process research and development and reduced the amount of the purchase price allocated to non-current assets on a pro-rata basis.

OTHER INCOME, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - NINE MONTHS ENDED JUNE 30, 1999 VERSUS NINE MONTHS ENDED JUNE 30, 1998

Other income -- net decreased $94 million for 1999 compared with the same period in 1998. This decrease was largely due to the $149 million gain on the sale of the Company's ATS business in the year-ago period partially offset by lower net equity losses in 1999.

Interest expense was $292 million for the first nine months of 1999, an increase of $109 million due to higher debt levels in 1999.

The effective income tax rate was 36.6% for the nine months ended June 30, 1999, a decrease from the effective tax rate of 58.2% in the year-ago period. This decrease was due to the 1998 non-tax deductible purchased in-process research and development expenses associated with the acquisition of Livingston, Prominet, Yurie and Optimay. Excluding the effect of non-tax deductible purchased in-process research and development expenses and certain non-tax deductible merger related costs, the effective income tax rate was 33.8% in 1999 and 35.4% in 1998. The lower effective tax rate for 1999 is primarily attributable to the tax impact of foreign activity.

CASH FLOWS - NINE MONTHS ENDED JUNE 30, 1999 VERSUS NINE MONTHS ENDED JUNE 30, 1998

Cash used in operating activities for the nine months ended June 30, 1999 was $1,272 million compared with cash provided by operating activities of $1,614 million in the same year-ago period. This reduction in cash was primarily due to increases in accounts receivable and inventories as well as a decrease in payroll and benefit- related liabilities.

Cash payments of $49 million were made for the nine-month period ended June 30, 1999, for the 1995 business restructuring charge. Of the 23,000 positions that Lucent announced it would eliminate in connection with the restructuring charges, approximately 20,200 positions have been eliminated as of June 30, 1999.

 24                                                         Form 10-Q - Part I


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

Comparing the nine months ended June 30, 1999 and 1998, cash used in investing activities decreased to $1,137 million from $2,348 million primarily due to increased sales of investment securities and a reduction in cash used for acquisitions, partially offset by increased capital expenditures.

Capital expenditures were $1,432 million and $1,115 million for the nine-month periods ended June 30, 1999 and 1998, respectively. Capital expenditures relate to expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity, and expenditures for cost reduction efforts and international growth.

Cash provided by financing activities for the nine months ended June 30, 1999 was $2,757 million compared with $476 million in the same year-ago period. This increase in cash provided by financing activities was primarily due to increased issuances of both short- and long-term debt.

The ratio of total debt to total capital (debt plus equity) was 35.4% at June 30, 1999 compared to 37.6% at September 30, 1998.

TOTAL ASSETS, WORKING CAPITAL AND LIQUIDITY

Total assets increased $7,793 million, or 26.5%, from fiscal year-end 1998. This increase was largely due to increases in prepaid pension costs, accounts receivable, and inventories of $2,583 million, $2,081 million, and $1,900 million, respectively. Prepaid pension costs increased due to the change in accounting for pensions. The increase in accounts receivable was primarily related to higher sales volume. The increase in inventories resulted from the need to meet current and anticipated sales commitments to customers.

Total liabilities increased $3,099 million, or 14.3% from fiscal year-end 1998. This increase was due primarily to higher short- and long-term debt levels.

Working capital, defined as current assets less current liabilities, increased $3,955 million from September 30, 1998, primarily resulting from the increase in accounts receivable and inventories, partially offset by higher short-term debt.

At June 30, 1999, Lucent maintained approximately $4,800 million in credit facilities of which a portion is used to support Lucent's commercial paper program.
At June 30, 1999, approximately $4,400 million was unused.

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

 25                                                         Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


As of June 30, 1999, Lucent had made commitments or entered into agreements to extend credit to certain network operators, including PCS and wireless operators, for an aggregate of approximately $4,100 million. As of June 30, 1999, approximately $700 million had been advanced and was outstanding. Included in the $4,100 million is approximately $2,700 million to twelve network operators. As of June 30, 1999, approximately $200 million had been advanced and was outstanding under seven of these arrangements.

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

Lucent manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost effective manner, Lucent, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. Lucent had no material interest rate swap agreements in effect as of June 30, 1999 and September 30, 1998. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future.

IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the acquisition of Quadritek and Stratus in the quarter ended December 31, 1998, Lucent allocated $14 million (after-tax) and $267 million (non-tax deductible), respectively, of the purchase price to purchased in-process research and development. In connection with the acquisitions of WaveAccess, Enable and Sybarus, in the quarter ended March 31, 1999, Lucent allocated $15 million (after-tax) of the purchase prices to purchased in-process research and development. As part of the process of analyzing each of these acquisitions, Lucent made a decision to buy technology that had not yet been commercialized rather than develop the technology internally. Lucent based this decision on factors such as the amount of time it would take to bring the technology to market. Lucent also considered Bell Labs' resource allocation and its progress on comparable technology. Lucent expects to use the same decision process in the future.

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

Stratus Computer, Inc.
----------------------
On October 20, 1998, Lucent completed the acquisition of Stratus. Stratus was involved in the development of products which will enable carriers and network service providers to more effectively integrate their existing voice and data networks. At the acquisition date, Stratus was conducting development, engineering, and testing activities associated with the next generation of Stratus' fault- tolerant computer systems.

Prior to the consummation of the acquisition of Stratus, Lucent announced its intention to divest the non-telecommunication business units of Stratus, which consisted of the Enterprise computer business unit, two business units comprised of financial and enterprise software (TCAM and S2), and a software joint venture interest (Astria). Accordingly, these business units were recorded at their estimated fair value upon acquisition and were classified as assets held for sale at December 31, 1998. The estimated fair value was based on discussions with independent third parties that expressed interest in acquiring these business units.

In early 1999, Lucent divested each of these business units. Because the sales proceeds from the disposition of the business units exceeded the carrying value of the assets held for sale, Lucent reduced its original charge for purchased in- process research and development and the amount of the purchase price allocated to non-current assets on a pro-rata basis. This resulted in a $24 million credit to purchased in-process research and development during the quarter ended March 31, 1999.

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

 27                                                        Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


WaveAccess
----------
On January 22, 1999, Lucent completed the acquisition of WaveAccess. WaveAccess was involved in the development of packet radio technology for wireless Internet access and metropolitan area networks. At the acquisition date, WaveAccess was conducting development, engineering, and testing activities associated with the next generations of WaveAccess' point-to-point Ethernet bridges, point-to-point modems, and point-to-multipoint systems.

Sybarus
-------
On February 22, 1999, Lucent completed the purchase of Sybarus. Sybarus was a start-up company involved in semiconductor design. At the acquisition date, Sybarus was developing integrated circuit technology for use in Synchronous Optical Network and Synchronous Digital Hierarchy high-speed fiber optic transmission systems.

Enable
------
During the quarter ended March 31, 1999, Lucent acquired the Ethernet LAN component business of Enable. Enable was involved in the development of Ethernet local area network components. At the acquisition date, Enable was conducting development, engineering, and testing activities associated with Fast Ethernet and Gigabit Ethernet components for networking systems.

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

 28                                                        Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital and other expenditures that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at June 30, 1999 cannot be estimated.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industries in which Lucent operates, management's beliefs and assumptions made by management. In addition, other written or oral statements which constitute forward- looking statements may be made by or on behalf of Lucent. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Lucent undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Future Factors include increasing price and product/services competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes and Lucent's ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products/services; the achievement of lower costs and expenses; the ability to successfully integrate the operations and businesses of Ascend, Kenan and other acquired companies; readiness for Year 2000; the impact of Year 2000 on customer spending habits; domestic and foreign governmental and public policy changes which may affect the level of new investments and purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; customer demand for Lucent's products and services; technological, implementation and cost/financial risks in the increasing use of large, multi-year contracts; the cyclical nature of Lucent business; the outcome of pending and future litigation and governmental proceedings; and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support Lucent's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions including interest rate and currency exchange rate fluctuations and other Future Factors.

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

Reliance on Major Customers:
See discussion above under KEY BUSINESS CHALLENGES.

Readiness for Year 2000:
Lucent is engaged in a major effort to minimize the impact of the Year 2000 date change on Lucent's products, information technology systems, facilities and production infrastructure. With minor exceptions, Lucent met its internal June 30, 1999 target for completion of these activities.

The Year 2000 challenge is a priority within Lucent at every level of the Company. Primary Year 2000 preparedness responsibility rests with program offices which have been established within each of Lucent's product groups and corporate centers. A corporate-wide Lucent Year 2000 Program Office ("LYPO") monitors and reports on the progress of these offices. Each program office has a core of full-time individuals augmented by a much larger group who have been assigned specific Year 2000 responsibilities in addition to their regular assignments. Further, Lucent has engaged third parties to assist in its readiness efforts in certain cases. LYPO has established a methodology to measure, track and report Year 2000 readiness status consisting of five steps: inventory; assessment; remediation; testing; and deployment. In addition, LYPO tracks and reports on the development and deployment of Year 2000 contingency plans.

Lucent is completing programs to make its new commercially available products Year 2000 ready and has developed evolution strategies for customers who own non-Year 2000 ready Lucent products. With one minor exception, all of the upgrades and new products needed to support customer migration are already generally available.

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

 30                                                        Form 10-Q - Part I

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

With minor exceptions, Lucent has completed the five steps of its Y2K readiness program with respect to its factories, information systems and facilities. LYPO has developed a formal "exceptions" tracking process to approve and track a small number of individual cases in which factors such as third party dependencies prevent project completion by the corporate target date. Completion of required activities in these cases is anticipated well in advance of any adverse Year 2000 impact. In addition, Lucent has implemented various change management mechanisms to allow the Company to maintain Year 2000 readiness even as systems are modified or replaced to address non-Year 2000 business needs.

To ensure the continued delivery of third party products and services, Lucent's procurement organization has analyzed Lucent's supplier base and has sent surveys to approximately 5,000 suppliers. To supplement this effort, Lucent is conducting more detailed readiness reviews of the Year 2000 status of the suppliers ranked as most critical based on the nature of their relationship with Lucent, the product/service provided and/or the content of their survey responses. The majority of Lucent's critical suppliers have reported completion of their Year 2000 readiness efforts. However, Lucent continues to monitor the Year 2000 status of all of its critical suppliers to minimize its Year 2000 supply chain risk and is developing appropriate contingency responses as the risks become clearer.

Lucent has committed considerable resources to Year 2000 contingency planning throughout the enterprise. These plans focus on risks posed by the Year 2000 date change, as well as other sensitive dates such as September 9, 1999 and February 29, 2000. Lucent's plans are designed both to mitigate the impact of Year 2000 failures, as well as providing for emergency response mechanisms and supporting the prompt resumption of regular operations. Lucent has largely completed the first working drafts of its Year 2000 contingency plans for customer support and facilities. As Lucent completes the balance of its contingency plans over the next several months, the plans will be continuously enhanced as updated information is obtained, the risks posed by external dependencies become clearer and customer support needs become more focused.

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

 31                                                        Form 10-Q - Part I

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

Lucent believes it is taking the necessary steps to resolve Year 2000 issues; however, given the possible consequences of failure to resolve significant Year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on Lucent. Lucent estimates that the costs of efforts to prepare for Year 2000 from calendar year 1997 through 2000 is about $560 million, of which an estimated $465 million has been spent as of June 30, 1999. The increase in Lucent's overall Year 2000 budget reflects the incorporation of the Year 2000 budgetary numbers of recently acquired entities. Lucent has been able to reprioritize work projects to largely address Year 2000 readiness needs within its existing organizations. As a result, most of these costs represent costs that would have been incurred in any event. These amounts cover costs of the Year 2000 readiness work for inventory, assessment, remediation, testing, deployment and contingency planning, including fees and charges of contractors for outsourced work and consultant fees. Costs for previously contemplated updates and replacements of Lucent's internal systems and information systems infrastructure have been excluded without attempting to establish whether the timing of non-Year 2000 replacement or upgrading was accelerated.

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

 32                                                        Form 10-Q - Part I

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

European Monetary Union - Euro:
On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new common legal currency. The Euro is currently trading on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, cash-less payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

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

Employee Relations:
On June 30, 1999, Lucent employed approximately 153,000 persons, of whom 76.9% were located in the United States. Of these domestic employees, 38.4% are represented by unions, primarily the Communications Workers of America ("CWA")and the International Brotherhood of Electrical Workers ("IBEW"). Lucent has agreements with the CWA and IBEW expiring May 31, 2003.

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

 33                                                        Form 10-Q - Part I

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

Lucent hedges certain foreign currency transactions. The decline in value of non- U.S. dollar currencies, may, if not reversed, adversely affect Lucent's ability to contract for product sales in U.S. dollars because Lucent's products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

Legal Proceedings and Environmental:
See discussion above in Note 10 - COMMITMENTS AND CONTINGENCIES and OTHER.

 34                                                          Form 10-Q - Part II
                      Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit Number


     (12)     Computation of Ratio of Earnings to Fixed Charges

     (27)     Financial Data Schedule

(b) Reports on Form 8-K:

     Current Report on Form 8-K/A #1 dated February 26, 1999 was filed on May 18, 1999 pursuant to Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

     Current Report on Form 8-K dated June 24, 1999 was filed on June 28, 1999 pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

 35                                                          Form 10-Q




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            Lucent Technologies Inc.




Date August 12, 1999
                            /s/ James S. Lusk
                            ------------------------------
                            James S. Lusk
                            Vice President and Controller
                            (Principal Accounting Officer)

 36                                                          Form 10-Q


                                Exhibit Index

Exhibit
Number


(12)              Computation of Ratio of Earnings to Fixed Charges

(27)              Financial Data Schedule