Form 10-K405
period 1999-09-30
LUCENT TECHNOLOGIES INC
filed 1999-12-21
CIK 1006240

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999
                                     OR
      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At November 30, 1999, the aggregate market value of the voting stock held by non-affiliates was approximately $233,000,000,000.

     At November 30, 1999, 3,141,898,168 common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     (1) Portions of the registrant's annual report to security holders for the fiscal year ended September 30, 1999 (Part II)

     (2) Portions of the registrant's definitive proxy statement dated December 21, 1999, issued in connection with the annual meeting of shareholders (Part
III)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SCHEDULE A

     Securities registered pursuant to Section 12(b) of the Act:

                    TITLE OF EACH CLASS                       EXCHANGE ON WHICH REGISTERED
                    -------------------                       ----------------------------
Common Stock (Par Value $.01 Per Share).....................  New York Stock Exchange
6.90% Notes due July 15, 2001...............................  New York Stock Exchange
7.25% Notes due July 15, 2006...............................  New York Stock Exchange
6.50% Debentures due January 15, 2028.......................  New York Stock Exchange
5.50% Notes due November 15, 2008...........................  New York Stock Exchange
6.45% Debentures due March 15, 2029.........................  New York Stock Exchange

                               TABLE OF CONTENTS

ITEM                           DESCRIPTION                           PAGE
----                           -----------                           ----
                                 PART I
 1.    Business....................................................    4
 2.    Properties..................................................   25
 3.    Legal Proceedings...........................................   26
 4.    Submission of Matters to a Vote of Security-Holders.........   26

                                 PART II
 5.    Market for Registrant's Common Equity and Related              26
       Stockholder Matters.........................................
 6.    Selected Financial Data.....................................   26
 7.    Management's Discussion and Analysis of Financial Condition    26
       and Results of Operations...................................
 8.    Financial Statements and Supplementary Data.................   26
 9.    Changes in and Disagreements with Accountants on Accounting    26
       and Financial Disclosure....................................

                                PART III
10.    Directors and Executive Officers of the Registrant..........   26
11.    Executive Compensation......................................   27
12.    Security Ownership of Certain Beneficial Owners and            27
       Management..................................................
13.    Certain Relationships and Related Transactions..............   27

                                 PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form   28
       8-K.........................................................

     This Report contains trademarks, service marks and registered marks of the Company and its subsidiaries, and other companies, as indicated.

                                     PART I

ITEM 1. BUSINESS.

I. GENERAL

     Lucent Technologies Inc. ("Lucent") was incorporated in Delaware in November 1995. Lucent has its principal executive offices at 600 Mountain Avenue, Murray Hill, New Jersey 07974 (telephone number 908-582-8500). Lucent was formed from the systems and technology units that were formerly a part of AT&T Corp., including the research and development capabilities of Bell Laboratories. Prior to February 1, 1996, AT&T conducted Lucent's original business through various divisions and subsidiaries. On February 1, 1996, AT&T began executing its decision to separate Lucent into a stand-alone company (the "Separation") by transferring to Lucent the assets and liabilities related to its business. In April 1996, Lucent completed the initial public offering of its common stock ("IPO") and on September 30, 1996, became independent of AT&T when AT&T distributed to its shareowners all of its Lucent shares. References to "Lucent" include the historical operating results and activities of the business and operations transferred to Lucent in the Separation. In 1996, Lucent changed its fiscal year to begin October 1 and end September 30.

     Lucent is one of the world's leading designers, developers and manufacturers of communications systems, software and products. Lucent is a global leader in the sale of public and private communications systems, supplying systems and software to most of the world's largest communications network operators and service providers (together referred to as "service providers"). Lucent is also a global leader in the sale of business communications systems and in the sale of microelectronic components for communications applications to manufacturers of communications systems and computers. Lucent's research and development activities are conducted through Bell Laboratories ("Bell Labs"), one of the world's foremost industrial research and development organizations.

     The communications industry is experiencing rapid changes in the technologies used to service customers' needs. Traditional circuit based switching and data packet transmission are converging. This convergence of technologies is driven by the growing demands on the transmission of information using data, voice, video and fax, or any combination of these. The demand is driven by the expansion of Internet traffic over existing networks -- both wireline and wireless -- as well as the buildout of new and improved networks. Lucent's strategy is to meet its customers' needs by offering an end-to-end solutions platform, which brings together Lucent's core products with new offerings obtained through strategic acquisitions and the research and development of Bell Laboratories. This strategy brings together products related to data, voice, optical, wireless, software, services and support.

     Lucent has three reportable segments: Service Provider Networks ("SPN"), Enterprise Networks ("Enterprise"), and Microelectronics and Communications Technologies ("MCT"). SPN provides public networking systems and software to telecommunications service providers and public network operators around the world. Enterprise develops, manufactures, markets and services advanced communications products and data networking systems for business customers. MCT designs and manufactures high-performance integrated circuits, power systems, optical fiber and fiber cables, and optoelectronic components for applications in the communications and computing industries. The three reportable operating segments are strategic market units based on the customers and the markets served.

II. SERVICE PROVIDER NETWORKS

  A.  General

     Lucent designs, develops, manufactures and services systems, including software, which enable service providers to provide wireline and wireless access, local, long distance and international voice, data and video and cable services. The SPN segment includes the product groups responsible for Lucent's optical networking, switching solutions, access, wireless networks and communications software businesses. It also includes the businesses which are focused on the needs of cable television operators and data networking systems for service providers as well as the sales and support organizations responsible for offers, sales, distribution, installation and maintenance for service provider customers worldwide.

     Lucent's systems connect, route, manage and store voice, data and video in any combination, and are used for: wireline access; local and long distance switching; intelligent network services and signaling; wireless communications, including both cellular and personal communications services ("PCS"); and high-speed, broadband multi-functional communications. Lucent has a wireline local access installed base (the number of access lines serviced by switches manufactured by Lucent) of approximately 150 million lines.

     Lucent designs, develops, manufactures, sells, and services each of the five broad elements that comprise communications networks for service providers: switching systems, which route information through the network; transmission systems (including optical networking and access products) which provide the communications path through the network that carries information between points in the network as well as to and from subscribers; operation support systems, which enable service providers to manage the work flow, planning, surveillance, management, provisioning and continuous testing of their networks; intelligent network/application software, which enables service providers to offer a broad array of enhanced and differentiated services; and cable systems, which provide the transport media between points in a network (as described below under Enterprise and MCT). These systems collectively comprise the infrastructure that enables communications service providers to provide traditional narrow band voice and data services and enables both new and traditional network operators to offer broadband multi-media services.

     In fiscal year 1999, Lucent acquired or merged with several companies related to the SPN segment's business, including: Nexabit, a developer of high-speed switching equipment and software that directs traffic along telecommunications networks; Ascend Communications, Inc., a developer, manufacturer and seller of wide area networking solutions; Kenan Systems Corporation, a developer of third-party billing and customer care software; Wave Access Ltd., a developer of high-speed systems for wireless data communications; and Quadritek Systems, Inc., a start-up developer of next-generation Internet protocol network administration software solutions.

  B.  Switching Solutions

     Lucent manufactures, develops, markets and manages switching products and software for the service provider market. Lucent's primary switching products are the 5ESS(R) switch for local and long distance switching and international gateways, the 4ESS(TM) Digital Switch for long distance and international switching and the new 7R/E (TM) Packet Solutions switch.

     Lucent's primary switching solutions products include:

     - 5ESS(R)-2000 Switch for local, toll, international gateway and wireless network service providers around the globe. The 5ESS switch is used throughout the world to provide a combination of network applications, including local and long distance switching and international gateways, operator services, network signaling, intelligent networking and wireless switching. The 5ESS switch, with the Company's 5E12 AnyMedia(R) software, enables network operators to offer a large number of new data services and local number portability, as well as simultaneous wireline and wireless, local, long distance and international services.

     - 7R/E Packet Solutions portfolio (includes the 7R/E Call Feature Server) is for use by emerging or existing service providers to build new packet networks. In addition, the 7R/E Packet Driver allows existing service providers to evolve their circuit-based networks to packet networks to handle increasing data traffic as needed. It delivers both voice and data services over Internet protocol ("IP") or Asynchronous Transfer Mode ("ATM") networks. The 7R/E Packet Driver permits service providers to use a substantial percent of their existing hardware when they migrate to packet networks. The 7R/E OneLink Manager(TM) gives service providers a single tool to easily and cost-effectively handle operations, administration, management, and provisioning across all network elements.

     - GTD-5(R) Switch for local network service providers

     - 4ESS Switch for toll and international gateway applications

     - Subscriber loop carrier systems, including the SLC(R)-5 and SLC-2000, sold primarily to local exchange carriers

     - AnyMedia(R) Access System is a global platform designed to provide network access from any medium (copper/fiber and voice/data/video)

  C.  Optical Networking

     Lucent designs, manufactures and markets optical networking systems, offering a complete portfolio of optical networking products. Lucent's family of optical networking systems provides service providers with fast, efficient information transport over fiber-optic lines. The enabler of optical networking is photonics, a technology that uses light particles, or photons, to transport information over hair-thin glass fibers.

     Most transmission systems currently comply with one of two similar standards designed to promote the implementation of maximum transmission capacity with the greatest simplicity and lowest cost for service providers. The Synchronous Optical Network ("SONET") standard has been widely adopted in North America. The Synchronized Digital Hierarchy ("SDH") predominates throughout the rest of the world. Lucent markets transmission access systems supporting both standards.

     Lucent's primary optical networking products include:

     - Dense Wavelength Division Multiplexing ("DWDM") systems such as the WaveStar(TM) 40G OLS and 400G OLS which use prism-like technology to combine the information generated by up to 80 individual lasers onto a single strand of fiber-optic cable.

     - Systems that automatically route large amounts of information from fiber to fiber, such as the WaveStar Bandwidth Manager and WaveStar DACS.

     - Systems that combine many low-speed electronic signals into a single high-speed signal, and then convert that signal to an optical signal for transmission over fiber-optic cable. Examples include the current SONET and SDH product lines (FT 2000, DDM 2000, ISM 2000, SLM 2000) as well as the new global product line (WaveStar(TM) 2.5G, WaveStar(TM) 10G, WaveStar(TM) 40G Express).

  D.  Wireless Networks

     Lucent manufactures and markets total-system solutions for the global wireless networks industry. Lucent provides end-to-end capabilities for operators to plan, deploy, operate and maintain mobile and fixed wireless networks to maximum efficiency, and to competitively meet their customers' needs. Lucent's portfolio includes Mobile Switching Centers, base station products, and network support software. Lucent also provides global customer technical support and training.

     Lucent's solutions for wireless network operators encompass all of the major wireless mobile network standards, including AMPS, TDMA, CDMA and GSM, spreading over a broad frequency spectrum including: 800 MHz, 900 MHz, 1800 MHz or 1900 MHz. Lucent's solutions offer scaleable platforms for wireless services that are fully compatible with the larger telecommunications environment of today, yet are able to evolve to next-generation networks.

     Lucent's three primary wireless product families include:

     - Mobile Switching centers that provide the transfer of calls within the wireless network and interface to the public switched telephone networks.

     - Operations and maintenance centers which are software systems allowing for the provisioning, diagnostics and administration of the wireless networks.

     - Base station systems that are the radio systems that transmit and receive subscriber calls and manage handoffs as customers move from cell to cell.

  E.  Communications Software

     Lucent develops open, standards-based, multi-vendor software products and services to help service providers manage their complex, converging voice and data networks. Lucent's portfolio of software solutions includes software for network and service management, billing and customer care, programmable switching, and intelligent network services for wireline (fixed), wireless (mobile), Internet, and converging networks. Lucent's solutions are modular and scalable and designed to help reduce costs.

     Lucent's primary communications software products include:

     - Operations Support Software -- Lucent's Kenan Systems provides established and growing service providers with service ready solution sets that include: convergent customer care and billing management; multiple switching software platforms; network performance and assurance; number portability; service activation, provisioning, and management; transport provisioning; and wireless/mobile network management. Some of our modular, scalable, leading-edge software products include: Arbor(R) Product Suite, Actiview(R) Service Management, ConnectVu(TM) Configuration Management, Integrated Transport Management, Mechanized Loop Testing, NetMinder(TM) System Network Performance, Network Fault Management, and OneVision(R) Network Management Solution.

     - Intelligent Network Services -- Lucent's Intelligent Network ("IN") provides a broad range of targeted, flexible, end-to-end solutions for wireline and wireless providers. The services run on a proven intelligent network platform that supports the world's major national and multi-national IN protocols. Our IN portfolio contains over 50 IN services including Calling Card Services, Prepaid, Number Portability and Over-the-Air Activation Function and several servers and platforms such as Service Control Point, Service Creation Environment and Compact Service Node.

     - Programmable Switching -- Lucent's Programmable Switching Solutions gives service providers and third parties the ability to quickly develop and deploy new advanced-type services. Our Programmable Switching Solutions include: SoftSwitch -- a Bell Labs-developed "software switch" that enables seamless connectivity between public and internet telephony networks, 7R/E -- a portfolio of ATM and IP Packet data networking solutions products delivering over 3,000 services to packet network operators, and multiple products from our recent acquisition of Excel Switching Corporation.

  F.  Data Networking -- Service Providers and Access

     Lucent develops, markets, sells and services data networking solutions for service provider customers worldwide. For the service provider market, Lucent's product and services portfolio includes ATM, Frame Relay, IP, Digital Subscriber Line ("DSL"), Broadband ATM Access, Remote Access and Network Management offerings.

     Lucent's primary data networking and access solutions for service providers include:

     - Lucent's GRF multigigabit routers deliver high performance in dynamic heavy-traffic IP networking environments. Routers are network controllers that determine the best routing for data transmission between end stations. They perform their operations by looking at network layer information found in data packets and either forwarding the packets directly to a destination or sending them through a series of intermediate devices.

     - The GX Smart Core ATM product family includes the GX 550 Smart Core ATM Switch -- a scalable, high-capacity switching system that provides the necessary capacity, performance, and port fanout capabilities for carrier services. ATM switches incorporate a cell-based switching and multiplexing communications technology which permits transportation of substantially all traffic types (e.g., video, voice, data, interactive video, etc.). ATM is a connection-oriented technology -- i.e., before data can be transferred, a connection between the sending and receiving nodes must be established.

     - Lucent's NX64000 multi-terabit switch/router is an architectural innovation that provides high-speed optical interfaces and integrates substantially all of the key core requirements onto a single, carrier-class multi-service device. It provides features of ATM switches and high-capacity routers.

     - B-STDX Multiservice wide area network ("WAN") switches (deployed to build core frame relay networks) are carrier-class switches which are evolving as an access point to the next-generation WAN with the addition of internetworking modules for IP and ATM services for high-speed trunking and low-speed converged access. Frame relay technology allows bits to be packaged and sent out into the network with source and destination addresses. Products include the B-STDX 8000, B-STDX 9000 and B-STDX 8200. Another Lucent multi-service WAN switch is the CBX(TM) 500 which is of greater bandwidth than the B-STDX family of products. In addition, Lucent has its MAX family of WAN access switches.

     - Lucent's Stinger(TM) DSL Access Concentrator is a new carrier class DSL access concentrator. Access concentrators are call aggregation devices designed for large dial-in applications such as Internet service providers. They aggregate analog and digital calls over channelized lines such as T1/E1 and T3/E3. The Stinger offers features that ATM brings to multi-service networks, including effective bandwidth management and high availability. Addressing the needs of carriers implementing cell-based backbone networks, it features high-capacity traffic aggregation capabilities and performance. Other DSL access concentrators include the DSLTNT, DSL MAX 20 and the DSL Terminator 100 Access Concentrators.

  G. NetCare(R) Professional Services -- Service Providers and Engineering Services

     Lucent's NetCare Professional Services provides a comprehensive suite of value added services in the communications industry. NetCare Professional Services includes the full lifecycle of planning, design, implementation and operations support services that allow customers to manage their networks.

     The NetCare Professional Services unit is focused on network planning and design, consulting, integration and support services, including remote diagnostics and around-the-clock network monitoring services. In addition, NetCare Professional Services offers specialized solutions focused on clients' network security, performance and service level management, Microsoft Windows 2000, and voice/data convergence requirements.

     The NetCare Professional Services unit is focused on network engineering, provisioning, installation, and warranty and post-warranty support. In addition, Netcare Professional Services offers specialized solutions for system upgrades and conversions, system health assessments, capacity planning, network optimization, and program/project management services of complex network implementations.

  H.  Cable Communications

     Lucent's Cable Communications provides a set of integrated products and services that enables cable network operators to offer customers full-featured, reliable IP telephony service, high-speed data access and digital video over their existing cable networks.

     Marketed as Lucent CableConnect(SM) Solutions, CableConnect is part of Lucent's End to End Solution(SM)service program that includes all elements needed to upgrade existing cable networks. CableConnect Solutions include network management services (planning, implementation, and maintenance), a full portfolio of network elements including switching and access infrastructure components, cable headend products, and premises equipment for the subscriber's home, as well as provisioning, billing, and customer care software platforms.

     Lucent's solutions deliver IP telephony and high-speed data access via the PathStar(TM) Access Server and 7R/E.

  I.  Markets/Sales/Distribution

     The principal customers for Lucent's systems in the SPN segment are service providers that provide wireline and wireless local, long distance and international telecommunications services, including local, long distance and international telecommunications companies, cable television companies and internet service providers. Lucent's systems for service providers are installed to expand the capacity and features offered by existing networks, to replace older technology in existing networks and to establish new networks for entrants into deregulated or previously unserved markets. See "Outlook -- Reliance on Major Customers/Multi-Year Contracts."

     As a result of structural, public policy and technological changes since the mid-1980's, the telecommunications industry has undergone a period of significant growth in the number of lines in service and applications offered. In developed markets, deregulation has permitted new market entrants to construct networks. In response, existing service providers have expanded beyond traditional offerings and are offering new services. In emerging markets, privatization, competition and economic expansion have increased demand for the systems marketed by Lucent's SPN business and its competitors. At the same time, technological advances also have increased demand by reducing operating costs and facilitating new applications, including multi-functional services.

     Lucent markets and sells its SPN systems worldwide, primarily through a direct sales force. Many of Lucent's SPN sales are made pursuant to general purchase agreements, which establish the terms and conditions and provide for price determination to be made on a contract bid basis. In addition, certain of the large infrastructure projects are conducted under long-term, fixed-price contracts. See "Outlook -- Reliance on Major Customers/Multi-Year Contracts."

     As a result of the increasing complexity of SPN systems and the high cost of developing and maintaining in-house expertise, service providers typically demand complete, integrated turn-key projects. Service providers are increasingly seeking overall network or systems solutions that require an increased software content which would enable them to rapidly deploy new and differentiable services. In response, Lucent has formed an organization focused on turn-key network engineering projects for both public and private sector customers. Lucent markets integrated solutions for the project and engineers, designs and installs the network, including equipment and software manufactured by both Lucent and third parties.

     Increasingly, as a result of the financial demands of major network deployments, service providers are looking to their suppliers to arrange for financing. The ability to provide financing is a requirement to conduct business in certain emerging U.S. and non-U.S. markets and in some cases Lucent furnishes or guarantees financing for customers. As a result, Lucent works with its customers to structure and lay off financing packages. See "Outlook -- Future Capital Requirements."

     In order to market its product line for service products worldwide, Lucent has established wholly-owned subsidiaries and joint ventures with local companies in many countries.

  J.  Competition

     Lucent believes that its key competitive assets in the SPN segment are its broad product line, large installed base, relationship with key customers, technological expertise and new product and software development capabilities. Lucent's primary competitors in the service provider market are four very large European and North American companies which have substantial technological and financial resources and which offer similar broad product catalogs. These competitors are Alcatel Alsthom, Northern Telecom Limited, Siemens AG and Telefonaktiebolaget LM Ericsson. Lucent estimates that in 1998, Lucent and these four competitors collectively accounted for approximately 39% of the world's service provider network systems sales, with Lucent's accounting for about 11% of world sales.

     In addition, in each of Lucent's product areas covered in the SPN segment, Lucent faces significant competition from other companies which do business in one or a number of such product areas. For example, in wireless systems, Motorola, Inc. and Nokia Corporation, which are very large companies with substantial technological and financial resources, are two additional significant competitors. In optical networking and communications software, competition in the markets includes hundreds of smaller competitors. Lucent is also encountering competition from companies that design and manufacture data networking equipment such as Cisco Systems Inc. As Lucent continues to expand its SPN business, it is likely that other competitors will arise in each new technology or market area.

  K.  Customer Dependency

     Historically, a limited number of customers have provided a substantial portion of the SPN segment and total revenues. These customers include AT&T, SPN's largest customer, as well as other large service providers such as the Regional Bell Operating Companies ("RBOCs"). The communications industry is experiencing a consolidation of both U.S. and non-U.S. companies. The loss of any of these customers, or any substantial reduction in orders by any of these customers, could materially adversely affect Lucent's operating results in the SPN segment and total results.

     Concurrent with this consolidation among the larger service providers, the dynamics of the marketplace have created opportunities for new competitors to enter the market. Lucent is diversifying its customer base in the SPN segment and seeking out new types of customers globally. These new customers include competitive access providers and local exchange carriers, wireless service providers, cable television network operators and internet service providers.

  L. Sources and Availability of Raw Materials -- See "Sources and Availability of Raw Materials"

  M.  Seasonality

     Historically, revenues and earnings related to the SPN segment have been higher in the first fiscal quarter. This is primarily due to the fact many of Lucent's large customers in the SPN segment have historically delayed a disproportionate percentage of their capital expenditures until the fourth quarter of the calendar year (Lucent's first fiscal quarter). Lucent has taken measures to manage the seasonality of its business related to the SPN segment by changing the date on which its fiscal year ends as well as its compensation programs for employees, resulting in a more uniform distribution of revenues and earnings throughout the year.

  N. Intellectual Property -- See "Patents, Trademarks and Other Intellectual Property".

  O.  Industry Practices Impacting Working Capital

     Existing industry practices affect working capital and cash flow provided by (or required for) operations include the level and variability of customer orders relative to the volume of production, vendor lead times and/or materials availability for critical high dollar parts, inventory levels held to achieve rapid customer fulfillment, the provisions of extended payment terms to customers, the provision of return/stock rotation rights for certain key customers and distributors and the extension of financing terms. Also, see "Outlook -- Future Capital Requirements".

III. ENTERPRISE NETWORKS

  A.  General

     Lucent designs, develops, manufactures and services voice and data communications systems and software for small, mid-sized and large multinational businesses, government agencies and schools. Enterprise primarily offers premises-based communications servers for voice and data; e-business solutions; call center and other customer relationship management software and applications; messaging systems and applications; wireless systems; conferencing systems; Internet-based and LAN and WAN products; Systimax network cabling for buildings; and network management software, such as policy management and directory services; and network design, integration and management and maintenance services. Enterprise serves more than 1 million business locations in the United States and more than 90 countries. Products are sold through Lucent's direct sales force and through a network of distributors, dealers and value added resellers.

     During fiscal year 1999, Lucent merged with Mosaix, Inc., a provider of software that links companies' front and back offices and helps them deliver more responsive and efficient customer service.

  B.  Enterprise Voice

     Lucent's core business communications system products are enterprise communications servers and private switching systems (PBXs and key systems), primarily located at the customer's premises, that permit a number of users to access and use telephony, messaging, customer relationship management and web-based applications via telephones or terminals. Lucent's communications servers interoperate over LAN, WAN, wired and wireless networks, as well as in stand-alone applications. As a market leader in communications systems in the U.S.

market, Lucent offers wired and wireless communications systems for large customers and systems for smaller businesses and home offices through an extensive distribution network as well as through its direct sales capacity.

     Lucent's messaging and response systems store and forward voice, data and images and conduct initial call processing, which integrates PBX and computer functions. In addition, Lucent is a technological leader in the development of speech recognition algorithms, which have been incorporated into both public and private call processing applications, such as operator services.

     Lucent's Customer Relationship Management Systems (Call Centers) integrate the hardware and software associated with computing, telephony, and multimedia messaging and response applications. Call centers are the initial entry point for customers to access businesses via the telephone and the Internet. Lucent's systems permit the routing and administration of a large volume of incoming calls, and the integration with business databases of customer and product information. Lucent's call center systems are used by companies in diverse industries such as financial services, retailing and transportation. The call center environment in which these companies operate is characterized by hundreds of service agents located in geographically dispersed networked sites, processing tens of thousands of calls per day. For example, using these systems, businesses can provide their customers with the ability to check balances or order status, to place orders, and to receive additional information and support.

     Lucent is also a worldwide leader in providing multimedia messaging equipment and services to telephone companies, cellular service providers, businesses, governments and educational institutions in more than 90 countries. Messaging is a key productivity tool for corporations around the world. Lucent's messaging systems are used by companies around the globe.

     Lucent's primary voice products for enterprise networks include:

     - Definity(R) communications servers include the flagship Definity Enterprise Communications Server (ECS), Definity ProLogix(TM) Solutions, and Definity One. All Definity servers transport telephony over three networks: voice, IP and ATM. All three servers support a range of applications, including messaging, conferencing, call centers and wireless. The Definity One, designed for small and branch offices, runs on an NT Server and supports up to 168 ports. Definity ProLogic Solutions, designed for small and mid-sized businesses, supports up to 600 ports. The Definity ECS, designed for mid-sized and large businesses scales up to 25,000 ports.

     - Merlin Magix(TM) and Partner Advanced Communications System (ACS). Merlin Magix is a modular hybrid PBX system that gives small and mid-sized businesses the ability to access the Internet and public switched telephone network using a single platform. It is designed for up to 80 lines.

     - CentreVu(R) Customer Care Solutions comprise a broad array of systems, software and professional services that include multimedia customer care and computer telephony applications, customer relationship management software, predictive dial solutions and interactive voice response solutions. CentreVu Supervisor gives call center supervisors the ability to monitor, administer and analyze the performance of call center operations from a desktop or laptop PC; CentreVu Explorer software collects and stores historical call information; CentreVu Exchange consolidates detailed call distribution and voice response reporting from multiple sites, making it easier for managers to analyze and allocate call center resources; CentreVu Advocate software uses predictive algorithms to automatically anticipate, control and optimize the allocation of call center resources to minimize caller wait times, reduce the number of abandoned calls, lower network costs and balance agent workloads while matching callers with the agents who can best serve their needs; CentreVu Internet Solutions enables callers to browse a web site and click on an icon to talk with an agent; CentreVu Response Solutions automates telephone interactions of all types -- using built-in scripts and digitized speech, it responds to callers, prompts the caller, looks up and delivers information and routes the call for additional service; CRM Central 2000 supports multimedia customer contacts, manages and delivers critical business and customer information, automatically triggers the work required to fulfill requests and monitors service levels to ensure quality.

     - Lucent Messaging Solutions includes a wide range of servers and software for enterprises and service providers. Major offers for enterprises include: Intuity(TM)Audix(TM) Multimedia Messaging System, which uses industry-standard components to meet the voice, fax and e-mail integration messaging needs of businesses of all sizes; Octel Messaging Servers that support up to 30,000 users; Octel Unified Messenger(TM), which provides a single mailbox for voice, e-mail and fax that can be accessed and managed from a PC and telephone; Octel Visual Messenger, which allows users to view and manage all of their voice and fax messages from a PC; www.messenger, a standards-based tool that lets users access their messaging mailboxes through a web browser; and OctelDesigner(TM), which allows the creation of a wide range of customized voice/fax messaging and computer telephony applications. Lucent also offers messaging systems to telecommunications service providers, which, in turn, provide voice mail services to their residential, business and wireless customers. Lucent's AnyMedia(TM) Messaging family allows subscribers to send messages from anywhere, to anyone, at anytime, with any device, on any network.

  C.  Data Networking -- Enterprise

     Lucent provides a wide range of data networking solutions for enterprise networks, LAN offerings, WAN products, firewall and virtual private networking appliances, intrusion detection systems and IP address and policy management software.

     In addition to certain products previously described under "Data Networking -- Service Providers and Access," Lucent's primary data networking products for enterprise networks include:

     - CAJUN(TM) CAMPUS SWITCHES -- a comprehensive family of LAN switches designed for increasing bandwidth requirements and demands associated with the convergence of data, voice and video applications across enterprise networks. These Ethernet, ATM and multifunction products range from stackable units, to modular chassis platforms capable of moving vast amounts of backbone network traffic easily and quickly. The Cajun Campus product suite supports from hundreds to tens of thousands of connections on a network and scales in performance from four gigabits per second to 92 Gbps.

     - WAN SOLUTIONS -- a family of WAN solutions, including Pipeline Access Routers which provide branch offices with high-speed, secure access to the Internet, and its SuperPipe Multiservice Access Routers, which are designed for corporate telecommuters, remote offices and small businesses for Internet access, remote access, Virtual Private Networks ("VPN") and voice and video services.

     - LUCENT MANAGED FIREWALL -- this product lets network managers run multiple security zones for different customers or branch offices with different security policies, all from a central point, with secure remote access, centralized supervision and comprehensive management reporting.

     - LUCENT VPN GATEWAY -- comprised of the Lucent Managed Firewall, the IPSec client, the Security Management Server and the RealSecure intrusion-detection software, VPN Gateway allows service providers and enterprises to deliver secure networks across shared public networks. With the VPN Gateway, service providers and enterprise customers can manage hundreds of Lucent Managed Firewall appliances and thousands of IPSec clients.

     - POLICY MANAGEMENT AND IP ADDRESS SOFTWARE SOLUTIONS -- include RealNet(TM) Rules software, a JAVA-based, client/server policy management software application running on Windows NT and Sun Solaris, and QIP Enterprise 5.0, IP address management software. RealNet Rules platforms allow IT professionals to define specific rules, or policies, regarding how network resources will be used, by whom and at what times. RealNet Rules integrates with QIP Enterprise 5.0, an IP address management software used by network managers to automate and manage IP name and address services in mid-to-large organizations.

  D.  NetCare Professional Services -- Enterprise

     Lucent offers a wide range of NetCare Professional Services options to enterprise network customers, including call center design, voice and data networking, engineering, training, remote diagnostics and dedicated on-site technicians. On-demand services involve routine testing and diagnostics, maintenance and repair, moves, rearrangements and software and hardware upgrade installations. Through Lucent's NetCare Professional Services portfolio of services, enterprise customers have access to a range of services and support for the design, integration, management, maintenance and operation of voice, video and data networks.

  E.  Government Solutions

     Lucent's Government Solutions is a sales channel representing all of Lucent's products, services and solutions to the Federal government marketplace. The organization serves more than 1,000 agencies, departments and offices of the U.S. government, both domestically and abroad. Government Solutions sells through a direct sales force, through integrators and service providers and through a growing network of distributors, dealers and value-added resellers.

  F.  Systimax

     Lucent's SYSTIMAX(R), a structured connectivity system for commercial applications, provides broadband multifunctional LAN interconnections within a building or campus and is available worldwide through authorized distributors and resellers. A single SYSTIMAX copper or fiber cable is capable of carrying data, voice, video and intelligent building management applications simultaneously.

     Lucent's remote diagnostics and repair capability permits Lucent to monitor, test, maintain and resolve problems from its regional service centers. Many of Lucent's systems are designed with intelligent software which establishes a real-time link between the customer premises and a regional service center's expert system. This permits the customer to reduce its system down-time and enables Lucent to automate many maintenance and repair tasks.

  G.  Markets/Sales/Distribution

     Lucent markets its systems and services in the Enterprise segment to large and small businesses and government agencies through a large, direct sales force and through a network of agents, dealers and distributors. In the United States, Lucent effects these sales primarily through the direct sales force, while sales elsewhere occur through dealers and distributors as well as the direct sales force. Lucent's systems for the Enterprise segment are deployed in applications for customer sales and service, conferencing and collaboration, mobility and distributed work force, messaging and enterprise networking. Lucent fields a large group of application specialists to design call center, distance learning and other customized applications.

     Lucent believes that premises-based communications is transforming from distinct voice and data networks to multimedia networks that will be able to support any combination of voice, video and data communications simultaneously. Lucent is designing certain business communications systems to enable its customers to simplify their premises networks by combining separate voice, video and data networks into a single architecture.

  H.  Competition

     Lucent believes that key competitive assets in its Enterprise segment are service support, the ability to upgrade existing systems for new applications, price and reliability. Lucent considers its working relationships with its Enterprise customers and knowledge of their individual business needs to be important competitive advantages. Lucent competes principally with three other large companies with substantial technological and financial resources in the Enterprise segment. These competitors are Alcatel, Northern Telecom Limited, Siemens AG and Cisco. According to Phillips Infotech, in 1998 the first three of these competitors and Lucent accounted for approximately 30% of the sales of enterprise networks globally, with Lucent accounting for approximately 10%. In addition, as the market transforms to multi-media systems, Lucent is encountering competition from companies that design and manufacture data network equipment.

  I.  Customer Dependency

     The Enterprise segment services well over a million customer locations worldwide that range in size from small to medium to large businesses. Enterprise's success depends on many segments of customers (small, medium, and large businesses) and our ability to serve them better than our competitors. A significant amount of the Enterprise segment's revenue comes from approximately 250 global accounts.

  J. Sources and Availability of Raw Materials -- See "Sources and Availability of Raw Materials"

  K.  Seasonality

     The Enterprise segment is not materially seasonal.

  L. Intellectual Property -- See "Patents, Trademarks and Other Intellectual Property"

  M. Industry Practices Impacting Working Capital -- See "Outlook -- Future Capital Requirements"

IV. MICROELECTRONICS AND COMMUNICATIONS TECHNOLOGIES

  A.  General

     Lucent designs, manufactures and sells integrated circuits ("ICs"), electronic power systems, optical fiber cables, and optoelectronic components for communications and computer applications. Lucent supplies these components to manufacturers of communications systems and computers and also provides these components for many of Lucent's own systems and products. Lucent offers products in several IC product areas critical to communications applications, including digital signal processors ("DSPs") for digital cellular phones and modems, ICs for voice and data communications and standard-cell application specific integrated circuits ("ASICs"). High performance cable is utilized in telephony, data and video applications. Lucent also provides energy reserve systems, power conversion products and optoelectronic products that are embedded into communications and computer systems.

     During fiscal year 1999, Lucent acquired or merged with the following companies related to the MCT segment's business: Spectran Corporation (acquired 61% ownership), a designer and manufacturer of specialty optical fiber and fiber optic products; the Ethernet LAN Component business of Enable Semiconductor; and Sybarus Technologies, a semiconductor design company.

  B.  Integrated Circuits

     Lucent's ICs are designed to provide advanced communications and control functions for a wide variety of electronic products and systems. Lucent focuses on IC products that are used in communications and computing and that require high-performance and low-power chip architectures; complex large-scale chip design in digital, analog and mixed-signal technologies; DSP architectures and algorithms; high-frequency and high-voltage technologies; and high-speed data and signal processing. Lucent offers a wide variety of standard, semi-custom and custom products for cellular equipment, voice and data communications networks, computers and computer peripherals, modems and consumer communications products. Lucent has several GSM hardware/software platforms based upon a highly integrated multiple-chip design for digital cellular phones that performs all the key handset functions between the microphone and the antenna in both voice and data services.

     Lucent's primary IC product groups include:

     - Access Products -- products that allow users to gain access to communications networks including ICs for modems, analog line cards data network interface cards, and PC and workstation input/output (I/O).

     - Networks and Communications Products -- products that provide high-speed switching and transmission of voice and data signals within the communications network.

     - Storage and Analog Products -- products targeted at the hard disk drive market (disk controllers, read channels and associated ICs) and the analog products market (preamps, line drivers and receivers, power management and other analog functions).

     - Wireless Products -- products for cellular and paging networks and terminals, cordless phones and digital answering machines.

  C.  Optoelectronics

     Lucent designs, develops and manufactures optoelectronic products which convert electricity to light (emitters) and light to electricity (detectors), thereby facilitating optical transmission of information. These products include semiconductor lasers, photodetectors, integrated transmitters and receivers and advanced-technology erbium-doped fiber amplifiers. Lucent provides these products worldwide to manufacturers serving the telecommunications, cable television and network computing markets. Optoelectronic products extend the transmission capacity of fiber to meet the requirements of such applications as internet access video-on-demand, interactive video, teleconferencing, image transmission and remote database searching. Lucent markets a number of advanced products, including optoelectronic components that support telecommunication transmission; long-wavelength optical data modules for data networking; and analog lasers for use in cable television fiber optic transmission.

     Lucent's primary optoelectronic product groups include:

     - High-Speed Transport Products -- including lasers and receivers that enable fiber optic communications at speeds up to 40 Gb/s. These products support DWDM of up to 160 channels over a single optical fiber.

     - Fiber Amplifier Products -- amplifiers that extend the transmission distance capabilities of optical signals up to 700 kilometers.

     - Metro and Internetworking Products -- highly integrated modules and subsystems that enable DWDM in metropolitan areas.

     - Submarine Products -- high reliability products for undersea transmission system repeaters.

     - CATV and Enterprise Products -- products that support high-speed optical connectivity in cable TV (CATV), LAN and enterprise applications.

  D.  Power Systems

     Lucent designs, develops and manufactures energy systems and electronic power supplies for the telecommunications and electronic data processing industries. These products serve applications ranging from printers to large telephone central offices. Products include AC/DC converters, AC/DC switching power supplies, and energy systems that provide alarm, control and backup power management.

     Lucent's primary products for power systems include:

     - Galaxy Power Systems (GPS) providing reliable DC power for telecommunications and data networking applications.

     - Board Mounted Power (BMP) modules offering regulated DC power, embedded within computer, networking and telecommunications equipment.

     - Titania point of load power products servicing the demanding power requirements of high speed processors.

  E.  Fiber Optics

     Lucent designs, develops, and manufactures an extensive line of fiber optic products, including singlemode and multimode fiber and fiber cables. With 14 cable manufacturing facilities around the world, Lucent is one of the world's leading suppliers of optical fiber cables.

     Lucent's primary fiber optic products include:

     - Applications based fibers (TrueWave(R) optical filber family for submarine and long haul, and AllWave(TM) fiber for metropolitan networks).

     - AllWave Advantage -- optical end to end fiber cable and connectivity solution for metro AllWave fiber based networks.

     - Smart fiber monitoring and connectorization systems (Smart LGX).

  F.  Intellectual Property Licensing

     The intellectual property licensing organization has the responsibility to license, protect, and maintain Lucent's intellectual property and to enforce the company's intellectual property rights. This responsibility includes the licensing of Lucent's patents and technology to third parties and negotiating agreements regarding Lucent's licensing of intellectual property from others.

  G.  Market/Sales/Distribution

     Lucent's MCT products are sold globally to service providers and manufacturers of communications systems and computers through a combination of direct sales, manufacturers' representatives and distributors. In addition, Lucent's energy power systems and fiber optics generally are sold directly to U.S. and foreign telephone companies. Lucent's MCT customers are competing in markets characterized by rapid technological changes, decreasing product life cycles, price competition and increased user applications. These markets have experienced significant expansion in the number and types of products and services they offer to end-users, particularly in personal computing, portable access communication devices and expanded networking capability. As a result, Lucent's MCT customers continue to demand products which are smaller, require less power, are more complex, provide greater functionality and are produced with shorter design cycles and less manufacturing lead time.

     In addition to the revenues from sales to third parties, ICs, Power Systems, optoelectronic products and fiber optics are also key components of Lucent's systems sold to the SPN and Enterprise segments. These MCT products compete with products of third party manufacturers for inclusion in Lucent's SPN and Enterprise systems and products.

     Lucent has traditionally sold its power products via direct sales to large service providers and OEM's. Lucent has increased market coverage to both Service Provider and OEM customers by building indirect sales channels.

  H.  Competition

     Lucent considers its technological leadership product leadership, and relationships with key customers to be important competitive assets. The market for MCT products is global and generally highly fragmented. Lucent's competitors differ widely among product categories. Lucent's competitors in certain IC product categories include Texas Instruments Incorporated, Conexant Systems Incorporated, STMicroelectronics Incorporated and LSI Logic Corp.; in electronic power systems, competitors include Astec, a subsidiary of Emerson Electric Co., Artesyn Technologies Inc. and Marconi plc; in optoelectronics, competitors include Fujitsu Limited, Northern Telecom and JDS Uniphase Corporation; and in optical fiber, competitors include Corning, Siecor, Alcatel, and Societe Internationale Pirelli.

     Lucent believes that key competitive factors in the microelectronics and communications technology marketplace are the early involvement in customers' future applications requirements, the speed of product and technological innovation, price, customer service and manufacturing capacity. Other important competitive factors include quality, reliability and local manufacturing presence.

  I.  Customer Dependency

     Lucent sells its MCT products to a wide variety of global electronic systems manufacturers and service providers. Over the past several years, the proportion of revenues gained from customers outside of Lucent has climbed significantly. Because of the high fixed-cost nature of many MCT manufacturing processes, the loss of any significant customer could have a material adverse effect on Lucent's operating results in the MCT segment.

  J. Sources and Availability of Raw Materials -- See "Sources and Availability of Raw Materials"

  K.  Seasonality

     The MCT segment may experience variability in revenues due to limited seasonality, changes in market conditions, the timing of product development cycles and the life cycle of major programs by customers. However, the MCT segment is not materially seasonal.

  L. Intellectual Property -- See "Patents, Trademarks and Other Intellectual Property"

  M. Industry Practices Impacting Working Capital -- See "Outlook -- Future Capital Requirements"

V. BELL LABORATORIES

     Lucent's SPN, Enterprise and MCT segments have been and will continue to be supported by the technological expertise provided by Bell Labs, one of the world's foremost industrial research and development organizations. Bell Labs provides support for the businesses of Lucent and conducts basic research. Bell Labs has made significant discoveries and advances in communications science and technology, software design and engineering and networking. These contributions include the invention of the transistor and the design and development of ICs and many types of lasers. Areas of Bell Labs research and development work in recent years include: networking software; data networking; lightwave transmission, especially the wavelength division multiplexing systems ("WDM") which offer greater transmission capacity than other transmission systems; electronic switching technology, which enables rapid call processing, increased reliability and reduced network costs; and microelectronics components, which bring the latest advantages of very large scale integration to the full range of products offered by the Company. Bell Labs' research and development activities continue to focus on the core technologies critical to Lucent's success, which are software, network design and engineering, microelectronics, photonics, data networking and wireless/cellular.

     Bell Labs is a leader in software research, development and engineering for communications applications. For example, its innovations in fault-tolerant software have enabled Lucent to achieve a level of system reliability with off-the-shelf commercial processors that allows Lucent to reduce its reliance on custom microprocessors.

     Bell Labs has contributed many innovations in voice quality, is a leader in the development of digital signal processing, and has developed a number of innovative algorithms for high-quality speech and audio. These innovations have contributed to Lucent's implementation of speech processing applications which include text-to-speech synthesis, speech recognition and automatic translation of speech from one language to another. They are used in many of Lucent's products, including the elemedia(R) products for Internet applications, and are sold to outside customers.

     Bell Labs also has led in the development of software-based networking technologies that support Lucent's systems and products. Recently, it has developed systems for digital cellular, PCS, mobile computing and wireless LANs. Bell Lab's technology has allowed the recent introduction of data networking products such as the Internet Telephony Server SP, PacketStar IP switch, PacketStar IP Services platform and the WaveStar 400G high capacity WDM optical networking system.

     Similarly, Bell Labs' advances extend to the microlasers used in today's broadband multifunctional transmission systems, and to today's optical amplifiers and TrueWave fiber. Current photonic research includes work on passive optical networks, photonic switching and quantum wire lasers.

VI. RECENT DEVELOPMENTS

     On October 15, 1999, Lucent merged with International Network Services
(INS), a global provider of network consulting, design and integration. On November 3, 1999, Lucent merged with Excel Switching Corporation, a Hyannis, Massachusetts-based developer of programmable switches. On November 12, 1999, Lucent merged with Xedia Corporation, a privately held Acton, Massachusetts-based maker of routers for corporate networks.

VII. BACKLOG

     The Company's backlog, calculated as the aggregate of the sales price of orders received from customers less revenue recognized, was approximately $6,900 million and $10,200 million on September 30, 1999 and 1998, respectively. Approximately $1,800 million of the orders included in the September 30, 1999 backlog are scheduled for delivery after September 30, 2000. However, all orders are subject to possible rescheduling by customers. Although the Company believes that the orders included in the backlog are firm, some orders may be canceled by the customer without penalty, and the Company may elect to permit cancellation of orders without penalty where management believes that it is in the Company's best interest to do so. About $1,630 million of the amount at September 30, 1999 is under large, multi-year contracts of which about $790 million is scheduled for delivery after September 30, 2000 and is included in the $1,800 million referred to above. The amount under large, long-term contracts is with the Ministry of Post and Telecommunications of Saudi Arabia which requires annual appropriations by the Saudi Arabian government.

VIII. PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY RIGHTS

     From October 1, 1997 to September 30, 1999, Lucent was issued 1,950 patents in the United States and 3,305 in foreign countries. Lucent owns approximately 9,841 patents in the United States and 16,815 in foreign countries. These foreign patents are, for the most part, counterparts of Lucent's United States patents. Many of the patents owned by Lucent are licensed to others and Lucent is licensed to use certain patents owned by others. In connection with the Separation, Lucent has entered into an extensive cross-licensing agreement with AT&T and NCR Corporation. See "Separation Agreements -- Patent Licenses and Related Matters."

     Lucent markets its products primarily under its own name and mark. Lucent considers its many trademarks to be valuable assets. Many of its trademarks are registered throughout the world.

     Lucent relies on patent, trademark, trade secret and copyright laws both to protect its proprietary technology and to protect Lucent against claims from others. Lucent believes that it has direct intellectual property rights or rights under cross-licensing arrangements covering substantially all of its material technologies. Given the technological complexity of Lucent's systems and products, however, there can be no assurance that claims of infringement will not be asserted against Lucent or against Lucent's customers in connection with their use of Lucent's systems and products, nor can there be any assurance as to the outcome of any such claims. Lucent was assigned ownership of the substantial majority of AT&T's patents in connection with the Separation. Pursuant to the patent license agreement entered into among Lucent, AT&T and NCR, Lucent has been given rights, subject to specified limitations, to pass through to its customers certain rights under approximately 400 patents retained by AT&T.

IX. SOURCES AND AVAILABILITY OF RAW MATERIALS

     Lucent makes significant purchases of electronic components, copper, glass, silicon, and other materials and components from many U.S. and non-U.S. sources. Lucent has been able to obtain sufficient materials and components from sources around the world to meet its needs. Lucent also develops and maintains alternative sources for essential materials and components. Occasionally, additional inventories of specific components are maintained to minimize the effects of potential shortages. Lucent does not have a concentration of sources of supply of materials, labor or services that, if suddenly eliminated, could severely impact its operations. See also "Outlook -- Readiness for Year 2000."

X. OUTLOOK

  A.  Forward Looking Statements

     This Form 10-K report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industries in which Lucent operates, management's beliefs and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of Lucent. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Lucent undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Future Factors include increasing price and product/services competition by foreign and domestic competitors, including new entrants; rapid technological developments and changes and Lucent's ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; the achievement of lower costs and expenses; customer demand for Lucent's products and services; the ability to successfully integrate acquired companies; readiness for Year 2000; the impact of Year 2000 on customer spending habits; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in the increasing use of large, multi-year contracts; the cyclical nature of Lucent's business; the outcome of pending and future litigation and governmental proceedings; the continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support Lucent's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions including interest rate and currency exchange rate fluctuations and other Future Factors.

  B.  General Market Competition

     Lucent continues to face significant competition and expects that the level of competition on pricing and product offerings will intensify. Lucent expects that new competitors will enter its markets as a result of the trend toward global expansion by foreign and domestic competitors as well as continued changes in technology and public policy. These competitors may include entrants from the telecommunications, software, data networking and semiconductor industries. Existing competitors have, and new competitors may have, strong financial capability, technological expertise, well-recognized brand names and a global presence. Such competitors include Alcatel Alsthom, Cisco Systems, Inc., Ericsson, Northern Telecom Limited, Motorola, Nokia and Siemens AG. As a result, Lucent's management periodically assesses market conditions and redirects Lucent's resources to meet the challenges of competition. Steps Lucent may take include acquiring or investing in new businesses and ventures, partnering with existing businesses, delivering new technologies, closing and consolidating facilities, disposing of assets, reducing work force levels or withdrawing from markets. See also, the "Competition" section above under "Service Provider Networks," "Enterprise Networks" and "Microelectronic and Communications Technologies."

  C.  Dependence on New Product Development

     The markets for Lucent's principal products are characterized by rapidly-changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating communications systems for service providers and business customers. Lucent's operating results will depend to a significant extent on its ability to continue to introduce new systems, products, software and services successfully on a timely basis and to reduce costs of existing systems, products, software and services. The success of these and other new offerings is dependent on several factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of Lucent's competitors and market acceptance. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability, including, in some cases, certification by U.S. and non-U.S. standards-setting bodies.

  D.  Reliance on Major Customers/Multi-Year Contracts

     The contribution of AT&T to Lucent's total revenues and percentage of total revenues for the three years ended September 30, 1999, 1998 and 1997 were $4,587 million (12%), $3,841 million (12.1%), and

$3,789 million (13.7%), respectively. In addition, sales to seven service providers including AT&T, some of which may vary from year to year, constituted approximately 29.7% and 34.4% of total revenues in the twelve months ended September 30, 1999 and 1998, respectively.

     The purchasing behavior of Lucent's largest customers has increasingly been characterized by the use of fewer, larger contracts. Lucent has significant contracts for the sale of infrastructure systems to service providers which extend over a multi-year period, and expects to enter into similar contracts in the future. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent acceptance criteria, which can also cause revenue recognition delays. Lucent has increasingly provided or arranged long-term financing for customers as a condition to obtain or bid on infrastructure projects. Certain multi-year contracts involve new technologies that may not have been previously deployed on a large-scale commercial basis. On its multi-year contracts, Lucent may incur significant initial cost overruns and losses that are recognized in the quarter in which they become ascertainable. Further, profit estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one quarter. See "Future Capital Requirements," and the Customer Dependency" section above under "Service Provider Networks," "Enterprise Networks" and "Microelectronic and Communications Technologies".

  E.  Readiness for Year 2000

     Lucent is in the final phase of a major effort to minimize the impact of the Year 2000 date change on Lucent's products, information technology systems, facilities and production infrastructure. The Year 2000 challenge is a priority within Lucent at every level of the Company. Primary Year 2000 preparedness responsibility rests with program offices which have been established within each of Lucent's product groups and corporate centers. A corporate-wide Lucent Year 2000 Program Office ("LYPO") monitors and reports on the progress of these offices. Each program office has a core of full-time individuals augmented by a much larger group who have been assigned specific Year 2000 responsibilities in addition to their regular assignments. Further, Lucent has engaged third parties to assist in its readiness efforts in certain cases. LYPO has established a methodology to measure, track and report Year 2000 readiness status consisting of five steps: inventory; assessment; remediation; testing; and deployment. In addition, LYPO tracks and reports on the development and deployment of Year 2000 contingency plans.

     Lucent has completed programs to make its commercially available products Year 2000 ready and has developed evolution strategies for customers who own non-Year 2000 ready Lucent products. All of the upgrades and products needed to support customer migration are generally available.

     Lucent is completing its extensive efforts to alert customers who have non-Year 2000 ready products, including direct mailings, phone contacts and participation in user and industry groups. Lucent also has a Year 2000 website www.lucent.com/y2k that provides Year 2000 product information. Lucent continues to cooperate in the Year 2000 information sharing efforts of the Federal Communications Commission and other governmental bodies.

     Lucent believes it has sufficient resources to provide timely support to its customers that require product migrations or upgrades. However, because this effort is heavily dependent on customer cooperation, Lucent monitors customer response and takes steps to encourage customer responsiveness, as necessary.

     With very few exceptions, Lucent has completed the five steps of its Year 2000 readiness program with respect to its factories, information systems and facilities. LYPO has developed a formal "exceptions" tracking process to approve and track a small number of cases in which factors such as third party dependencies prevented project completion by Lucent's internal target date of June 30, 1999. Virtually all of the exceptions identified have since been closed. In addition, Lucent has implemented various change management mechanisms to allow the Company to maintain Year 2000 readiness even as systems are modified or replaced to address non-Year 2000 business needs.

     To ensure the continued delivery of third party products and services, Lucent's procurement organization has analyzed Lucent's supplier base and has sent surveys to approximately 5,000 suppliers. To supplement this effort, Lucent has conducted more detailed readiness reviews of the Year 2000 status of the suppliers ranked as most critical based on the nature of their relationship with Lucent, the product/service provided and/or the content of their survey responses. Over ninety percent 90% of Lucent's critical suppliers have reported completion of their Year 2000 readiness efforts. However, Lucent continues to monitor the Year 2000 status of all of its critical suppliers to minimize its Year 2000 supply chain risk and is developing appropriate contingency responses as the risks become clearer.

     Lucent has committed considerable resources to Year 2000 contingency planning throughout the enterprise. These plans focus on risks posed by the Year 2000 date change, as well as other sensitive dates such as February 29, 2000. Lucent's plans are designed both to mitigate the impact of Year 2000 failures, as well as providing emergency response mechanisms and supporting the prompt resumption of regular operations. Lucent is currently in the process of completing the preparations necessary to support the implementation of its contingency plans. In addition, the plans are updated as new information is obtained, the risks posed by external dependencies become clearer and customer support needs become more focused.

     A network of corporate center and business group communications centers, staffed on a continuous basis during the period before and after the Year 2000 date transition, will support Lucent's contingency planning efforts. These communications centers will facilitate the handling of Year 2000 issues that may arise. An initial test of the Lucent Communications Center network was conducted in connection with the September 9, 1999 date. The September 9, 1999 date passed with no reported impact on Lucent's business.

     The risk to Lucent resulting from the failure of third parties in the public and private sector to attain Year 2000 readiness is the same as other firms in Lucent's industry and other business enterprises generally. The following are representative of the types of risks that could result in the event of one or more major failures of Lucent's information systems, factories or facilities to be Year 2000 ready, or similar major failures by one or more major third party suppliers to Lucent: (1) information systems -- could include interruptions or disruptions of business and transaction processing such as customer billing, payroll, accounts payable and other operating and information processes, until systems can be remedied or replaced; (2) factories and facilities -- could include interruptions or disruptions of manufacturing processes and facilities with delays in delivery of products, until non-compliant conditions or components can be remedied or replaced; and (3) major suppliers to Lucent -- could include interruptions or disruptions of the supply of raw materials, supplies and Year 2000 ready components which could cause interruptions or disruptions of manufacturing and delays in delivery of products, until the third party supplier remedied the problem or contingency measures were implemented. Risks of major failures of Lucent's principal products could include adverse functional impacts experienced by customers, the costs and resources for Lucent to remedy problems or replace products where Lucent is obligated or undertakes to take such action and delays in delivery of new products.

     Lucent believes that it is taking the necessary steps to resolve Year 2000 issues; however, given the possible consequences of failure to resolve significant Year 2000 issues, there can be no assurance that any one or more such failures would not have a material adverse effect on Lucent. Lucent estimates that the cost of efforts to prepare for Year 2000 from calendar year 1997 through 2000 is about $560 million, of which an estimated $515 million has been spent as of September 30, 1999. Lucent has been able to reprioritize work projects to largely address Year 2000 readiness needs within its existing organizations. As a result, most of these costs represent costs that would have been incurred in any event. These amounts cover costs of the Year 2000 readiness work for inventory, assessment, remediation, testing, deployment and contingency planning, including fees and charges of contractors for outsourced work and consultant fees. Costs for previously contemplated updates and replacements of Lucent's internal systems and information systems infrastructure have been excluded without attempting to establish whether the timing of non-Year 2000 replacement or upgrading was accelerated.

     While the Year 2000 cost estimates above include additional costs, Lucent believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

     The actual outcomes and results could be affected by Future Factors including, but not limited to, the continued availability of skilled personnel, cost control, the ability to locate and remediate software code problems, critical suppliers and subcontractors meeting their commitments to be Year 2000 ready and provide Year 2000 ready products and timely actions by customers.

  F.  European Monetary Union -- Euro

     On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing sovereign currencies and adopted the Euro as their new common legal currency. The Euro is currently trading on currency exchanges and the legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, cash-less payments can be made in the Euro, and parties can elect to pay for goods and services and transact business using either the Euro or a legacy currency. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

     Lucent has in place a joint European-United States team representing affected functions within the Company. This team has been evaluating Euro related issues which may affect Lucent as they develop, including its pricing/marketing strategy, conversion of information technology systems, existing contracts and currency risk and risk management in the participating countries. The Euro conversion may affect cross-border competition by creating cross-border price transparency.

     Lucent will continue to evaluate issues involving the introduction of the Euro as further accounting, tax and governmental legal and regulatory guidance is available. Based on current information and Lucent's current assessment, Lucent does not expect that the Euro conversion will have a material adverse effect on its business or financial condition.

  G.  Future Capital Requirements

     Lucent's working capital requirements and cash flow provided by (or used in) operating activities can vary greatly from quarter to quarter, depending on the volume of production, the timing of deliveries, the build-up of inventories, the payment terms offered to customers, and the extension of credit to customers.

     Service providers, inside and outside the United States, increasingly have required their suppliers to arrange or provide long-term financing for them as a condition to obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to over a billion dollars. Lucent has increasingly provided or arranged long-term financing for customers. As market conditions permit, Lucent's intention is to lay off these long-term financing arrangements, which may include both commitments and drawn down borrowings, to financial institutions and investors. This enables Lucent to reduce the amount of its commitments and free up additional financing capacity.

     As of September 30, 1999, Lucent had made commitments or entered into an agreement to extend credit to customers up to an aggregate of approximately $7,100 million. As of September 30, 1999, approximately $1,600 million had been advanced and was outstanding. In addition, as of September 30, 1999, Lucent had made commitments or entered into agreements to guarantee debt of customers up to an aggregate of approximately $420 million of which approximately $310 million was outstanding.

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

     Lucent believes that its credit facilities, cash flow from operations, long- and short-term debt financings and receivables securitizations, will be sufficient to satisfy its future working capital, capital expenditure, research and development and debt service requirements. Lucent has a shelf registration statement to register the possible offering from time to time of long-term debt of which $1,800 million remained available at September 30, 1999. Lucent believes that it will be able to access the capital markets on terms and in amounts that will be satisfactory to it, and that it will be able to obtain bid and performance bonds, to arrange or provide customer financing as necessary, and to engage in hedging transactions on commercially acceptable terms, although there can be no assurance that Lucent will be successful in regard to any of the foregoing.

  H.  Growth Outside the United States, Foreign Exchange and Interest Rates

     Lucent intends to continue to pursue growth opportunities in markets outside the United States. In many markets outside the United States, long-standing relationships between potential customers of Lucent and their local providers and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuit of such growth opportunities outside the United States may require significant investments for an extended period before returns on such investments, if any, are realized. Such projects and investments could be adversely affected by reversals or delays in the opening of foreign markets to new competitors, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation and other factors, depending on the country in which such opportunity arises. Difficulties in foreign financial markets and economies, and of foreign financial institutions, could adversely affect demand from customers in the affected countries.

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

     While Lucent hedges certain foreign currency transactions, the decline in value of non-U.S. dollar currencies, may, if not reversed, adversely affect Lucent's ability to contract for product sales in U.S. dollars because Lucent's products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

  I.  Legal Proceedings and Environment -- See "Environmental Matters" and "Item
3. Legal Proceedings".

  J. Seasonality -- See "Seasonality" above under "Service Provider Networks," "Enterprise Networks" and "Microelectronic and Communications Technologies."

  K. Intellectual Property -- See "Patents, Trademarks and Other Intellectual Property Rights" above.

XI. OPERATING REVENUE, RESEARCH AND DEVELOPMENT EXPENSE AND FOREIGN AND DOMESTIC OPERATIONS

     For information about the consolidated operating revenues contributed by Lucent's major classes of products and services, consolidated research and development expenses, and foreign and domestic operations, see revenue tables and discussion on pages 31 through 34, Consolidated Statements of Income on page 44 and Note 12 thereto on pages 58 through 60 of Lucent's annual report to security holders for the fiscal year ended September 30, 1999. Such information is incorporated herein by reference pursuant to General Instruction G(2).

XII. EMPLOYEE RELATIONS

     On September 30, 1999, Lucent employed approximately 153,000 persons, including 76.5% located in the United States. Of these domestic employees, about 40% are represented by unions, primarily the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). Lucent entered into new five-year agreements with the CWA and IBEW expiring May 31, 2003.

XIII. ENVIRONMENTAL MATTERS

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

     It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites which typically range from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any amounts of environmental costs that may be incurred in excess of those provided for at September 30, 1999 cannot be determined.

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

XIV. SEPARATION AGREEMENTS

     For the purposes of governing certain of the relationships between Lucent and AT&T (including NCR) following the Separation, the Company, AT&T and NCR entered into the Separation and Distribution Agreement and the Ancillary Agreements to which they are parties (collectively, the "Separation Agreements"). The Ancillary Agreements include the Employee Benefits Agreement; the Brand License Agreement; the Patent License Agreement and other patent-related agreements; the Technology License Agreement and other technology-related agreements; and the Tax Sharing Agreement and other tax-related agreements. Certain of the Separation Agreements, including certain of the Agreements summarized below, are exhibits to this Form 10-K.

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

  Separation and Distribution Agreement

     Under the Separation and Distribution Agreement, Lucent assumed or agreed to assume, and agreed to perform and fulfill, all the "Lucent Liabilities" (as defined in such Agreement) in accordance with their respective terms. Without limitation, the Lucent Liabilities generally include all liabilities and contingent liabilities relating to Lucent's present and former business and operations, and contingent liabilities otherwise assigned to Lucent; contingent liabilities related to AT&T's discontinued computer operations (other than those of NCR) were assigned to the Company. The Separation and Distribution Agreement provides for the sharing of contingent liabilities not allocated to one of the parties in specified proportions, and also provides that each party will share specified portions of contingent liabilities related to the business of any of the other parties that exceed specified levels.

     Ability to Terminate Certain Rights. The Separation and Distribution Agreement provides that certain rights granted to Lucent and the members of Lucent Group will be subject to the following provisions. Except as otherwise expressly provided, in the event that, at any time prior to February 1, 2001, Lucent or any member of Lucent Group offers, furnishes or provides any Telecommunications Services of the type offered by the AT&T Services Business as of the Closing Date, then AT&T may, in its sole discretion: (a) terminate all or any portion of the rights granted by AT&T under the Brand License Agreement (b) exercise the right to require Lucent to transfer to AT&T certain personnel, information, technology and software under the Supplemental Agreements; (c) terminate all or any portion of the rights to patents and technology of AT&T or any member of the AT&T Group granted to Lucent and the members of Lucent Group pursuant to the Patent License Agreement and the Technology License Agreement; and (d) direct Lucent and the members of Lucent Group to reconvey to AT&T all interests in any and all patents and technology in which Lucent or any member of Lucent Group was granted an undivided one-half interest pursuant to the Patent Assignments or the Technology Assignment and Joint Ownership Agreements. Lucent and the members of Lucent Group will not be deemed to offer, furnish or provide any Telecommunications Services (and the foregoing provisions will not apply) solely by virtue of certain specified investments in Persons that offer, furnish or provide Telecommunications Services or by virtue of offering, furnishing or providing Telecommunications Services below a specified de minimis amount.

  Employee Benefits Agreement

     AT&T and Lucent entered into the Employee Benefits Agreement that governs the employee benefit obligations of the Company, including both compensation and benefits, with respect to active employees and retirees assigned to the Company. Pursuant to the Employee Benefits Agreement, Lucent assumed and agreed to pay, perform, fulfill and discharge, in accordance with their respective terms, all Liabilities (as defined) to, or relating to, former employees of AT&T or its affiliates employed by Lucent and its affiliates and certain former employees of AT&T or its affiliates (including retirees) who either were employed in Lucent Business (as defined) or who otherwise are assigned to Lucent for purposes of allocating employee benefit obligations (including all retirees of Bell Labs).

  Patent Licenses and Related Matters

     The Company, AT&T and NCR executed and delivered assignments and other agreements, including a patent license agreement, related to patents then owned or controlled by AT&T and its subsidiaries. The patent assignments divided ownership of patents, patent applications and foreign counterparts among the Company, AT&T and NCR, with the substantial portion of those then owned or controlled by AT&T and its subsidiaries (other than NCR) being assigned to the Company. A small number of the patents assigned to Lucent are jointly owned with either AT&T or NCR. Certain of the patents that Lucent jointly owns with AT&T are subject to a joint ownership agreement under which each of Lucent and AT&T has full ownership rights in the patents. The other patents that Lucent jointly owns with AT&T, and the patents that Lucent jointly owns with NCR, are subject to defensive protection agreements with AT&T and NCR, respectively, under which Lucent holds most ownership rights in the patents exclusively. Under these defensive protection agreements, AT&T or NCR, as the case may be, has the ability, subject to specified restrictions, to assert infringement claims under the patents against companies that assert patent infringement claims against them, and has consent rights in the event Lucent wishes to license the patents to certain third parties or for certain fields of use under specified circumstances. The defensive protection agreements also provide for one-time payments from AT&T and NCR to the Company.

     The patent license agreement entered into by the Company, AT&T and NCR provides for cross-licenses to each company, under each of the other company's patents that are covered by the licenses, to make, use, lease, sell and import any and all products and services of the businesses in which the licensed company (including specified related companies) is now or hereafter engaged. The cross-licenses also permit each company, subject to specified limitations, to have third parties make items under the other companies' patents, as well as to pass through to customers certain rights under the other companies' patents with respect to products and services furnished to customers by the licensed company. In addition, the rights granted to Lucent and AT&T include the right to license third parties under each of the other company's patents to the extent necessary to meet existing patent licensing obligations as of March 29, 1996, and AT&T has the right, subject to specified restrictions and procedures, to ask Lucent to license third parties under a limited number of identified patents that were assigned to the Company.

  Technology Licenses and Related Matters

     The Company, AT&T and NCR executed and delivered assignments and other agreements, including the Technology License Agreement, related to technology then owned or controlled by AT&T and its subsidiaries. Technology includes copyrights, mask works and other intellectual property other than trademarks, trade names, trade dress, service marks and patent rights. The technology assignments divide ownership of technology among the Company, AT&T and NCR, with Lucent and AT&T owning technology that was developed by or for, or purchased by, Lucent's business or AT&T's services business, respectively, and NCR owning technology that was developed by or for, or purchased by, NCR. Technology that is not covered by any of these categories is owned jointly by Lucent and AT&T or, in the case of certain specified technology, owned jointly by the Company, AT&T and NCR.

     The Technology License Agreement entered into by the Company, AT&T and NCR provides for royalty-free cross-licenses to each company to use the other companies' technology existing as of April 10, 1996, except for specified portions of each company's technology as to which use by the other companies is restricted or prohibited.

ITEM 2. PROPERTIES.

     At September 30, 1999, Lucent operated 40 manufacturing sites, of which 19 were located in the United States, occupying in excess of 19 million square feet substantially all of which were owned. The remaining 21 sites were located in 14 countries.

     At September 30, 1999, Lucent operated 241 warehouse sites, of which 202 were located in the United States, occupying in excess of 4 million square feet, substantially all of which were leased. The remaining 39 sites were located in 24 countries.

     At September 30, 1999, Lucent operated 973 office sites (administration, sales, field service), of which 662 were located in the United States, occupying in excess of 16 million square feet, of which 10 million square feet of which were leased. The remaining 311 sites were located in 57 countries.

     At September 30, 1999, Lucent operated additional sites in 17 cities, of which 11 were located in the United States, with significant research and development activities, occupying in excess of 8 million square feet, of which approximately 2 million square feet were leased.

     Lucent believes its plants and facilities are suitable and adequate to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS.

     In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under laws and regulations related to environmental and other matters. (Also see Item 1. "Business -- XIV Separation Agreements" regarding the assumption by Lucent of certain liabilities and contingent liabilities.) All such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Lucent is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 1999. While these matters could affect operating results of any one quarter when resolved in future periods and, while there can be no assurance with respect thereto, it is management's opinion that after final disposition, any monetary liability or financial impact to Lucent beyond that provided in the consolidated balance sheet at September 30, 1999 would not be material to Lucent's annual consolidated financial statements.

     See also the discussion in Item 1. "Business -- XIII. Environmental Matters" for additional legal proceedings, and environmental matters and proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     During the fourth quarter of the fiscal year covered by this report on Form 10-K, no matter was submitted to a vote of Security-Holders.

                                    PART II

ITEMS 5. THROUGH 8.

     The information required by these items is included in pages 29 through 64 of the Company's annual report to security holders for the fiscal year ended September 30, 1999. The referenced pages of the Company's annual report to security holders have been filed as Exhibit 13 to this document. Such information is incorporated herein by reference, pursuant to General Instruction G(2). The New York Stock Exchange is the principal market for the Company's Common Shares. As of November 30, 1999, there were approximately 1,677,810 shareholders of record.

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

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                            (AS OF DECEMBER 1, 1999)

                                                                                  BECAME LUCENT
                                                                                    EXECUTIVE
                NAME                  AGE                                          OFFICER ON
                ----                  ---                                         -------------
Richard A. McGinn...................  53    Chairman of the Board and Chief            2-96
                                            Executive Officer
Bernardus J. Verwaayen..............  47    Vice Chairman                              9-97
John T. Dickson.....................  53    Executive Vice President and Chief        10-99
                                            Executive Officer, Microelectronics
                                            and Communications Technologies
Arun N. Netravali...................  53    President, Bell Labs                      10-99
William T. O'Shea...................  52    Executive Vice President and Chief        10-99
                                            Executive Officer, Enterprise
                                            Networks
Donald K. Peterson..................  50    Executive Vice President and Chief         2-96
                                            Financial Officer
Richard J. Rawson...................  47    Senior Vice President and General          2-96
                                            Counsel
Patricia F. Russo...................  47    Executive Vice President and Chief         2-96
                                            Executive Officer, Service Provider
                                            Networks

     All of the above executive officers have held high level managerial positions with the Company and prior thereto with AT&T or its affiliates for more than the past five years, except in the case of Messrs. Peterson and Verwaayen who have held such positions since September 1, 1995 and September 1, 1997, respectively. Prior to joining AT&T, Mr. Peterson held various senior executive positions at Northern Telecom, Inc., a telecommunications equipment company, which included President of Nortel Communications Systems, Inc. (from January 1993 to September 1995). Mr. Verwaayen joined the Company after serving as President of PTT Telecom, the national telecommunications operator of the Netherlands since May 1988. He was a co-founder of Unisource, the pan-European alliance of Telia of Sweden, Swiss Telecom and PTT Telecom.

     Officers are not elected for a fixed term of office but hold office until their successors have been elected.

  Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and officers to file reports of holdings and transactions in the Company's Common Shares with the Securities and Exchange Commission and the New York Stock Exchange. Based on Company records and other information, the Company believes that all SEC filing requirements applicable to its directors and officers with respect to the Company's fiscal year ending September 30, 1999 were complied with.

     The other information required by Item 10 is included in the Company's definitive proxy statement dated December 21, 1999, on pages 10 through 12. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

ITEMS 11. THROUGH 13.

     The information required by Items 11 through 13 is included in the Company's definitive proxy statement dated December 21, 1999, on pages 7 through 9, page 13 and pages 23 through page 37. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed as a part of this Form 10-K:

                                                              PAGES
                                                              -----
(1) Management's Discussion and Analysis of Results of
Operations and Financial Condition..........................   *
(2) Report of Management....................................   *
(3) Report of Independent Accountants.......................   *
(4) Financial Statements:
  (i) Consolidated Statements of Income.....................   *
  (ii) Consolidated Balance Sheets..........................   *
  (iii) Consolidated Statements of Changes in Shareowners'
     Equity.................................................   *
  (iv) Consolidated Statements of Cash Flows................   *
  (v) Notes to Consolidated Financial Statements............   *
(5) Financial Statement Schedules:
  (i) Report of Independent Accountants.....................   31
  (ii) Schedule II -- Valuation and Qualifying Accounts.....   32

     Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-09.
---------------
* Incorporated herein by reference to the appropriate portions in pages 29 through 64 of the Company's annual report to security holders for the fiscal year ended September 30, 1999. (See Part II and Exhibit 13.)

     (6) Exhibits:

     The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

    EXHIBIT
    NUMBER
    -------
(3)(i)                Articles of Incorporation of the registrant, as amended
                      February 17, 1999 (Exhibit 3(i) to Quarterly Report on Form
                      10-Q for the quarter ended March 31, 1999, File No.
                      001-11639).
(3)(ii)               By-Laws of the registrant, as amended, October 24, 1999
(4)(i)                Indenture dated as of April 1, 1996 between Lucent
                      Technologies Inc. and the Bank of New York, as Trustee
                      (Exhibit 4A to Registration Statement on Form S-3 No.
                      333-01223).
(4)(iii)              Other instruments in addition to Exhibit 4(i) which define the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, are not filed
                      herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).
                      Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon
                      request.
(10)(i)1              Separation and Distribution Agreement by and among Lucent
                      Technologies Inc., AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29,
                      1996 (Exhibit 10.1 to Registration Statement on Form S-1 No.
                      333-00703).
(10)(i)2              Tax Sharing Agreement by and among Lucent Technologies Inc.,
                      AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.6 to Registration Statement on Form S-1 No. 333-00703).

    EXHIBIT
    NUMBER
    -------
(10)(i)3              Employee Benefits Agreement by and between AT&T and Lucent
                      Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.2 to
                      Registration Statement on Form S-1 No. 333-00703).
(10)(i)4              Rights Agreement between Lucent Technologies Inc. and First
                      Chicago Trust Company of New York, as Rights Agent, dated as of April 4, 1996 (Exhibit 4.2 to Registration Statement on
                      Form S-1 No. 333-00703).
(10)(i)5              Amendment to Rights Agreement between Lucent Technologies
                      Inc. and First Chicago Trust Company of New York, dated as of February 18, 1998.
(10)(ii)(B)1          Brand License Agreement by and between Lucent Technologies
                      Inc. and AT&T, dated as of February 1, 1996 (Exhibit 10.5 to
                      Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)2          Patent License Agreement among AT&T, NCR and Lucent
                      Technologies Inc., effective as of March 29, 1996 (Exhibit
                      10.7 to Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)3          Amended and Restated Technology License Agreement among
                      AT&T, NCR and Lucent Technologies Inc., effective as of
                      March 29, 1996 (Exhibit 10.8 to Registration Statement on
                      Form S-1 No. 333-00703).
(10)(iii)(A)(1)       Lucent Technologies Inc. Short Term Incentive Program
                      (Exhibit (10)(iii)(A)(2) to the Quarterly Report on Form
                      10-Q for the quarter ended March 31, 1998).*
(10)(iii)(A)2         Lucent Technologies Inc. 1996 Long Term Incentive Program
                      (Exhibit(10)(iii)(A)1 to Quarterly Report on Form 10-Q for
                      the quarter ended March 31, 1998).*
(10)(iii)(A)3         Lucent Technologies Inc. 1996 Long Term Incentive Program
                      (Plan) Restricted Stock Unit Award Agreement.
(10)(iii)(A)4         Lucent Technologies Inc. 1996 Long Term Incentive Program
                      (Plan) Nonstatutory Stock Option Agreement.
(10)(iii)(A)5         Lucent Technologies Inc. Deferred Compensation Plan (Exhibit
                      (10)(iii)(A)3 to the Annual Report on Form 10-K for the
                      period ended September 30, 1998).*
(10)(iii)(A)6         Pension Plan for Lucent Non-Employee Directors (Exhibit
                      10.11 to Registration Statement on Form S-1 No. 333-00703).*
                      (This plan has been terminated)
(10)(iii)(A)7         Lucent Technologies Inc. Stock Retainer Plan for
                      Non-Employee Directors (Exhibit (10)(iii)(A)5 to the Annual
                      Report on Form 10-K for the period ended September 30,
                      1998).*
(10)(iii)(A)8         Lucent Technologies Inc. Excess Benefit and Compensation
                      Plan (Exhibit (10)(iii)(A)5 to Annual Report on Form 10-K
                      for Transition Period ended September 30, 1996).*
(10)(iii)(A)9         Lucent Technologies Inc. Mid-Career Pension Plan (Exhibit
                      (10)(iii)(A)6 to Annual Report on Form 10-K for Transition
                      Period ended September 30, 1996).*
(10)(iii)(A)10        Lucent Technologies Inc. Non-Qualified Pension Plan (Exhibit
                      (10)(iii)(A)7 to Annual Report on Form 10-K for Transition
                      Period ended September 30, 1996).*
(10)(iii)(A)11        Lucent Technologies Inc. Officer Long-Term Disability and
                      Survivor Protection Plan (Exhibit (10)(iii)(A)8 to the
                      Annual Report on Form 10-K for Transition Period ended
                      September 30, 1996).*
(10)(iii)(A)12        Employment Agreement of Mr. Verwaayen dated June 12, 1997
                      (Exhibit (10)(iii)(A)(1)) to the Annual Report on Form 10-K
                      for the period ended September 30, 1997).*
(10)(iii)(A)13        Employment Agreement of Mr. Peterson dated August 8, 1995
                      (Exhibit (10)(iii)(A)(9) to the Annual Report on Form 10-K
                      for the period ended September 30, 1997).*
(10)(iii)(A)14        Consulting Agreement of Mr. Schacht, effective March 1, 1998
                      (Exhibit (10)(iii)(A)5 to the Quarterly Report on Form 10-Q
                      for the period ended March 31, 1998).*
(10)(iii)(A)15        Description of the Lucent Technologies Inc. Supplemental
                      Pension Plan. (Exhibit (10)(iii)(A)13 to the Annual Report
                      on Form 10-K for the period ended September 30, 1998).*

    EXHIBIT
    NUMBER
    -------
(10)(iii)(A)16        Lucent Technologies Inc. 1999 Stock Compensation Plan for
                      Non-Employee Directors (Exhibit 10(iii)(A)14 to the Annual
                      Report on Form 10-K for the period ended September 30,
                      1998).*
(10)(iii)(A)17        Lucent Technologies Inc. Voluntary Life Insurance Plan
                      (Exhibit 10(iii)(A)15 to the Annual Report on Form 10-K for
                      the period ended September 30, 1998).
(12)                  Computation of Ratio of Earnings to Fixed Charges.
(13)                  Specified portions (pages 29 through 64) of the Company's
                      Annual Report to security holders for the year ended
                      September 30, 1999.
(21)                  List of subsidiaries of Lucent Technologies Inc.
(23)                  Consent of PricewaterhouseCoopers LLP
(24)                  Powers of Attorney executed by officers and directors who
                      signed this report.
(27)                  Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement.

     The Company will furnish, without charge, to a security holder upon request a copy of the annual report to security holders and the proxy statement, portions of which are incorporated herein by reference thereto. The Company will furnish any other exhibit at cost.

     (b) Reports on Form 8-K during the last quarter of the fiscal year covered by this Report:

     On August 2, 1999 Lucent filed a report on Form 8-K which presented the:
(1) restated consolidated financial information, including restated consolidated financial statements, at September 30, 1998 and 1997 and for the years ended September 30, 1998 and 1997 and the nine months ended September 30, 1996; and
(2) restated financial information, including restated condensed consolidated financial statements, as of March 31, 1999 and for the six months ended March 31, 1999 and 1998, in each case giving retroactive effect to the merger between Lucent and Ascend for all periods presented..

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of Lucent Technologies Inc.:

     Our audits of the consolidated financial statements referred to in our report dated October 25, 1999 appearing in the 1999 Annual Report to the Shareowners of Lucent Technologies Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule listed in Item 14(5)(ii) of this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
October 25, 1999

                            LUCENT TECHNOLOGIES INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                              DOLLARS IN MILLIONS

               COLUMN A                   COLUMN B              COLUMN C              COLUMN D     COLUMN E
               --------                   --------              --------              --------     --------
                                                                ADDITIONS
                                                       ---------------------------
                                         BALANCE AT    CHARGED TO     CHARGED TO                    BALANCE
                                        BEGINNING OF    COSTS &     OTHER ACCOUNTS                 AT END OF
             DESCRIPTION                   PERIOD       EXPENSES        (NET)        DEDUCTIONS     PERIOD
             -----------                ------------   ----------   --------------   ----------    ---------
Year 1999
Allowance for doubtful accounts              416           68             37             159(a)       362
Reserves related to business
  restructuring and facility
  consolidation                              251           --             --             233(b)        18
Deferred tax asset valuation allowance       261           66             15             163          179
Inventory valuation (c)                      845          279            (68)            234          822
Year 1998
Allowance for doubtful accounts              363          132            (59)             20(a)       416
Reserves related to business
  restructuring and facility
  consolidation                              569           --             --             318(b)       251
Deferred tax asset valuation allowance       234           31             45              49          261
Inventory valuation (c)                      880          257             30             322          845
Year 1997
Allowance for doubtful accounts              276          120              5              38(a)       363
Reserves related to business
  restructuring and facility
  consolidation                            1,289           --             --             720(b)       569
Deferred tax asset valuation allowance       208           86              3              63          234
Inventory valuation (c)                      815          382             19             336          880

---------------
(a) Amounts written off as uncollectible, payments or recoveries.

(b) Included in these deductions were cash payments of $77, $176, and $483 for the years ended September 30, 1999, 1998 and 1997, respectively. In addition, Lucent reversed $141, $100, and $201 for the years ended September 30, 1999, 1998 and 1997, respectively.

(c) Certain prior year amounts have been reclassified to conform to the 1999 presentation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LUCENT TECHNOLOGIES INC.
                                          By:        /s/ JAMES S. LUSK
                                            ------------------------------------
                                            James S. Lusk
                                            Senior Vice President and Controller

December 21, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer
Richard A. McGinn
  Chief Executive Officer
Principal Financial Officer
    Donald K. Peterson
       Executive Vice President and
       Chief Financial Officer
Principal Accounting Officer                                              By: /s/ JAMES S. LUSK
    James S. Lusk                                  --------------------------------------------
       Senior Vice President and                                                  James S. Lusk
       Controller                                                            (attorney-in-fact)
                                                                              December 21, 1999

Directors
  Paul A. Allaire
  Carla A. Hills
  Richard A. McGinn
  Drew Lewis
  Donald S. Perkins
  Henry B. Schacht
  Franklin A. Thomas
  John A. Young

---------------

                                 EXHIBIT INDEX

     The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

    EXHIBIT
    NUMBER
    -------
(3)(i)                Articles of Incorporation of the registrant, as amended
                      February 17, 1999 (Exhibit 3(i) to Quarterly Report on Form
                      10-Q for the quarter ended March 31, 1999, File No.
                      001-11639).
(3)(ii)               By-Laws of the registrant, as amended, October 24, 1999
(4)(i)                Indenture dated as of April 1, 1996 between Lucent
                      Technologies Inc. and the Bank of New York, as Trustee
                      (Exhibit 4A to Registration Statement on Form S-3 No.
                      333-01223).
(4)(iii)              Other instruments in addition to Exhibit 4(i) which define the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, are not filed
                      herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).
                      Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon
                      request.
(10)(i)1              Separation and Distribution Agreement by and among Lucent
                      Technologies Inc., AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29,
                      1996 (Exhibit 10.1 to Registration Statement on Form S-1 No.
                      333-00703).
(10)(i)2              Tax Sharing Agreement by and among Lucent Technologies Inc.,
                      AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.6 to Registration Statement on Form S-1 No. 333-00703).
(10)(i)3              Employee Benefits Agreement by and between AT&T and Lucent
                      Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.2 to
                      Registration Statement on Form S-1 No. 333-00703).
(10)(i)4              Rights Agreement between Lucent Technologies Inc. and First
                      Chicago Trust Company of New York, as Rights Agent, dated as of April 4, 1996 (Exhibit 4.2 to Registration Statement on
                      Form S-1 No. 333-00703).
(10)(i)5              Amendment to Rights Agreement between Lucent Technologies
                      Inc. and First Chicago Trust Company of New York, dated as of February 18, 1998 (Exhibit (10)(i)5 to the Annual Report
                      on Form 10-K for the period ended September 30, 1998).
(10)(ii)(B)1          Brand License Agreement by and between Lucent Technologies
                      Inc. and AT&T, dated as of February 1, 1996 (Exhibit 10.5 to
                      Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)2          Patent License Agreement among AT&T, NCR and Lucent
                      Technologies Inc., effective as of March 29, 1996 (Exhibit
                      10.7 to Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)3          Amended and Restated Technology License Agreement among
                      AT&T, NCR and Lucent Technologies Inc., effective as of
                      March 29, 1996 (Exhibit 10.8 to Registration Statement on
                      Form S-1 No. 333-00703).
(10)(iii)(A)(1)       Lucent Technologies Inc. Short Term Incentive Program
                      (Exhibit (10)(iii)(A)(2) to the Quarterly Report on Form
                      10-Q for the quarter ended March 31, 1998).*
(10)(iii)(A)2         Lucent Technologies Inc. 1996 Long Term Incentive Program
                      (Exhibit(10)(iii)(A)1 to Quarterly Report on Form 10-Q for
                      the quarter ended March 31, 1998).*
(10)(iii)(A)3         Lucent Technologies Inc. 1996 Long Term Incentive Program
                      (Plan) Restricted Stock Unit Award Agreement.
(10)(iii)(A)4         Lucent Technologies Inc. 1996 Long Term Incentive Program
                      (Plan) Nonstatutory Stock Option Agreement.
(10)(iii)(A)5         Lucent Technologies Inc. Deferred Compensation Plan (Exhibit
                      (10)(iii)(A)3 to the Annual Report on Form 10-K for the
                      period ended September 30, 1998).*

    EXHIBIT
    NUMBER
    -------
(10)(iii)(A)6         Pension Plan for Lucent Non-Employee Directors (Exhibit
                      10.11 to Registration Statement on Form S-1 No. 333-00703).*
                      (This plan has been terminated)
(10)(iii)(A)7         Lucent Technologies Inc. Stock Retainer Plan for
                      Non-Employee Directors (Exhibit (10)(iii)(A)5 to the Annual
                      Report on Form 10-K for the period ended September 30,
                      1998).*
(10)(iii)(A)8         Lucent Technologies Inc. Excess Benefit and Compensation
                      Plan (Exhibit (10)(iii)(A)5 to Annual Report on Form 10-K
                      for Transition Period ended September 30, 1996).*
(10)(iii)(A)9         Lucent Technologies Inc. Mid-Career Pension Plan (Exhibit
                      (10)(iii)(A)6 to Annual Report on Form 10-K for Transition
                      Period ended September 30, 1996).*
(10)(iii)(A)10        Lucent Technologies Inc. Non-Qualified Pension Plan (Exhibit
                      (10)(iii)(A)7 to Annual Report on Form 10-K for Transition
                      Period ended September 30, 1996).*
(10)(iii)(A)11        Lucent Technologies Inc. Officer Long-Term Disability and
                      Survivor Protection Plan (Exhibit (10)(iii)(A)8 to the
                      Annual Report on Form 10-K for Transition Period ended
                      September 30, 1996).*
(10)(iii)(A)12        Employment Agreement of Mr. Verwaayen dated June 12, 1997
                      (Exhibit (10)(iii)(A)(1)) to the Annual Report on Form 10-K
                      for the period ended September 30, 1997).*
(10)(iii)(A)13        Employment Agreement of Mr. Peterson dated August 8, 1995
                      (Exhibit (10)(iii)(A)(9) to the Annual Report on Form 10-K
                      for the period ended September 30, 1997).*
(10)(iii)(A)14        Consulting Agreement of Mr. Schacht, effective March 1, 1998
                      (Exhibit (10)(iii)(A)5 to the Quarterly Report on Form 10-Q
                      for the period ended March 31, 1998).*
(10)(iii)(A)15        Description of the Lucent Technologies Inc. Supplemental
                      Pension Plan. (Exhibit (10)(iii)(A)13 to the Annual Report
                      on Form 10-K for the period ended September 30, 1998).*
(10)(iii)(A)16        Lucent Technologies Inc. 1999 Stock Compensation Plan for
                      Non-Employee Directors (Exhibit 10(iii)(A)14 to the Annual
                      Report on Form 10-K for the period ended September 30,
                      1998).*
(10)(iii)(A)17        Lucent Technologies Inc. Voluntary Life Insurance Plan
                      (Exhibit 10(iii)(A)15 to the Annual Report on Form 10-K for
                      the period ended September 30, 1998).
(12)                  Computation of Ratio of Earnings to Fixed Charges.
(13)                  Specified portions (pages 29 through 64) of the Company's
                      Annual Report to security holders for the year ended
                      September 30, 1999.
(21)                  List of subsidiaries of Lucent Technologies Inc.
(23)                  Consent of PricewaterhouseCoopers LLP
(24)                  Powers of Attorney executed by officers and directors who
                      signed this report.
(27)                  Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement.

     The Company will furnish, without charge, to a security holder upon request a copy of the annual report to security holders and the proxy statement, portions of which are incorporated herein by reference thereto. The Company will furnish any other exhibit at cost.