Form 10-Q
period 1999-12-31
LUCENT TECHNOLOGIES INC
filed 2000-02-11
CIK 1006240

1
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1999

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

At January 31, 2000, 3,187,478,055 common shares were outstanding.

 2                                                          Form 10-Q - Part I
                         PART 1 - Financial Information
Item 1. Financial Statements

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                           For the Three
                                            Months Ended
                                            December 31,
                                           1999     1998

Revenues.............................   $ 9,905  $ 9,842
Costs................................     5,259    4,630
Gross margin.........................     4,646    5,212

Operating Expenses:
Selling, general and
  administrative expenses ...........     1,969    1,937
Research and development expenses ...       978    1,013
In-process research
 and development expenses............         -      296
Total operating expenses.............     2,947    3,246

Operating income.....................     1,699    1,966
Other income - net ..................       255      116
Interest expense.....................        98       78
Income before income taxes...........     1,856    2,004
Provision for income taxes...........       606      768

Income before cumulative effect
 of accounting change................     1,250    1,236
Cumulative effect of accounting change
 (net of income taxes of $842).......         -    1,308

Net income ..........................  $  1,250  $ 2,544

Earnings per common share - basic:
Income before cumulative effect
  of accounting change...............  $   0.40  $  0.40
Cumulative effect of accounting
  change ............................         -     0.43
Net income ..........................  $   0.40  $  0.83

Earnings per common share - diluted:
Income before cumulative effect
  of accounting change...............  $   0.38  $  0.39
Cumulative effect of accounting
  change ............................         -     0.41
Net income...........................  $   0.38  $  0.80

Dividends declared
  per common share...................  $   0.04  $  0.04

See Notes to Consolidated Financial Statements.

 3                                                         Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                        December 31,    September 30,
                                            1999            1999
ASSETS

Cash and cash equivalents..............   $ 2,219        $ 1,880

Receivables less allowances
 of $381 at December 31, 1999
 and $376 at September 30, 1999 .......    10,143         10,563

Inventories............................     5,380          5,064

Contracts in process, net of contract
 billings of $5,584 at
 December 31, 1999 and $5,565 at
 September 30, 1999....................     1,164          1,103

Deferred income taxes - net............     1,504          1,609

Other current assets...................     1,168          2,065

Total current assets...................    21,578         22,284

Property, plant and equipment, net
  of accumulated depreciation of
  $7,693 at December 31, 1999 and
  $7,474 at September 30, 1999.........     6,986          6,895

Prepaid pension costs..................     6,078          6,175

Capitalized software development costs.       506            470

Other assets...........................     3,486          3,426

TOTAL ASSETS...........................   $38,634        $39,250


See Notes to Consolidated Financial Statements.



                                    (CONT'D)

 4                                                          Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                       December 31,    September 30,
                                           1999            1999
LIABILITIES

Accounts payable.......................   $ 2,162         $ 2,901
Payroll and benefit-related
  liabilities..........................     1,321           2,338
Postretirement and postemployment
  benefit liabilities..................       103             137
Debt maturing within one year..........     2,672           2,871
Other current liabilities..............     3,659           3,661

Total current liabilities..............     9,917          11,908

Postretirement and postemployment
  benefit liabilities..................     6,013           6,305
Long-term debt ........................     3,832           4,167
Other liabilities......................     2,793           2,934

Total liabilities .....................    22,555          25,314

Commitments and contingencies

SHAREOWNERS' EQUITY

Preferred stock-par value $1.00 per share
 Authorized shares: 250,000,000
 Issued and outstanding shares: none...         -               -
Common stock-par value $.01 per share
 Authorized shares: 6,000,000,000
 Issued and outstanding shares:
 3,178,657,861 at December 31, 1999
 3,142,537,636 at September 30, 1999...        32              31
Additional paid-in capital.............     9,032           7,994
Guaranteed ESOP obligation.............       (30)            (33)
Retained earnings......................     7,296           6,188
Accumulated other comprehensive
 income (loss).........................      (251)           (244)

Total shareowners' equity..............    16,079          13,936

TOTAL LIABILITIES AND
 SHAREOWNERS' EQUITY...................   $38,634         $39,250


See Notes to Consolidated Financial Statements.

 5                                                         Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                For the Three Months
                                                  Ended December 31,
                                                 1999           1998
Operating Activities
Net income...............................     $ 1,250        $ 2,544
Adjustments to reconcile net income
  to net cash provided by(used in)
  operating activities:
   Cumulative effect of accounting change           -         (1,308)
   Depreciation and amortization.........         505            347
   Provision for uncollectibles..........          38            (14)
   Tax benefit from stock options........         456             93
   Deferred income taxes.................         102            206
   Purchased in-process research and
     development.........................           -             21
   Adjustment to conform pooled
     companies' fiscal years.............          11            170
   Decrease(increase)in accounts
     receivable .........................          14         (2,269)
   Increase in inventories
     and contracts in process............        (309)          (425)
   (Decrease)increase in accounts
     payable.............................        (719)           356
   Changes in other operating assets
     and liabilities.....................        (654)          (473)
   Other adjustments for noncash
     items - net.........................        (570)          (249)
Net cash provided by(used in)
 operating activities....................         124         (1,001)

Investing Activities
Capital expenditures ....................        (587)          (347)
Proceeds from the sale or disposal of
  property, plant and equipment..........           2             28
Purchases of equity investments..........         (65)           (17)
Sales of equity investments..............         680              1
Purchase of investment securities........           -            (13)
Sales or maturity of
 investment securities...................          22             13
Acquisitions of businesses,
 net of cash acquired....................         (39)          (115)
Dispositions of businesses...............           9             57
Other investing activities - net.........           1             22
Net cash provided by(used in)
 investing activities....................          23           (371)


See Notes to Consolidated Financial Statements.
                                    (CONT'D)

 6                                                          Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                 For the Three Months
                                                  Ended December 31,
                                                  1999          1998
Financing Activities
Repayments of long-term debt ............        (375)            (8)
Issuance of long-term debt...............           -            496
Proceeds from issuance of common stock.....       557            147
Dividends paid...........................         (62)           (54)
Increase in short-term
  borrowings - net.......................          83          1,041
Net cash provided by
  financing activities...................         203          1,622

Effect of exchange rate
  changes on cash........................         (11)            10

Net increase in cash and
  cash equivalents.......................         339            260

Cash and cash equivalents
  at beginning of year...................       1,880          1,252

Cash and cash equivalents
  at end of period.......................     $ 2,219        $ 1,512

















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

On October 15, 1999, Lucent merged with International Network Services ("INS"). Each share of INS common stock was converted into the right to receive 0.8473 shares of Lucent common stock. Lucent issued approximately 49.3 million shares in exchange for all of the outstanding shares of INS. In addition, Lucent assumed outstanding employee stock options covering approximately 16 million shares. On November 3, 1999, the Company merged with Excel Switching Corporation. Each share of Excel common stock was converted into the right to receive 0.558 shares of Lucent common stock. Lucent issued approximately 22.3 million shares in exchange for all of the outstanding shares of Excel. These mergers have been accounted for as "pooling-of-interests" and the consolidated financial statements of Lucent were restated for all periods prior to the mergers to include the accounts and operations of INS and Excel.

Before merging with Lucent, INS had a June 30 fiscal year end and Excel had a December 31 fiscal year end. The unaudited consolidated statement of income for the quarter ended December 31, 1998 was derived by combining the historical results of Lucent for the quarter ended December 31, 1998, with the historical results of operations of INS for the quarter ended September 30, 1998 and with the historical results of operations of Excel for the quarter ended December 31, 1998. The unaudited consolidated balance sheet at September 30, 1999 was derived by combining the historical financial position of Lucent at September 30, 1999, with the historical financial position of INS at June 30, 1999, and with the historical financial position of Excel at September 30, 1999, respectively. The unaudited consolidated statement of cash flows for the quarter ended December 31, 1998 was derived by combining the historical cash flows of Lucent for the quarter ended December 31, 1998, with the historical cash flows of INS for the quarter ended September 30, 1998. Intercompany transactions for the periods presented were not material.

Excel's results of operations for the three months ended December 31, 1998, were included in Lucent's results of operations for the year ended September 30, 1998 and were also included in Lucent's consolidated results of operations for the year ended September 30, 1999. Excel's revenue and net loss for the three months ended December 31, 1998 were $37 and $1, respectively. As a result, the consolidated balance sheet of Lucent at September 30, 1999, includes an adjustment to retained earnings to eliminate the loss recognized by Excel for the three months ended December 31, 1998. In addition, information from the statement of cash flows for Excel for the three months ended December 31, 1998, has been excluded from the consolidated statements of cash flows for the quarter ended December 31, 1998, since Excel's activity for this period has been included in the consolidated statements of cash flows for the year ended September 30, 1998.

 8                                                          Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

In order to conform the fiscal year ends for INS and Lucent, INS's results of operations and cash flows for the three months ended September 30, 1999, will not be reflected in Lucent's financial statements for the quarter ended December 31, 1999. INS's revenue and net income for the three months ended September 30. 1999 were $100 and $11, respectively. The consolidated balance sheet of Lucent at December 31, 1999, includes an adjustment to retained earnings to reflect the income recognized by INS for the three months ended September 30, 1999.

On November 12, 1999, Lucent merged with Xedia Corporation, a developer of high-performance Internet access routers for wide area networks. Under the terms of the merger agreement, the outstanding Xedia capital stock and warrants were converted into the right to receive approximately 3.9 million shares of Lucent common stock. The transaction was accounted for as a pooling-of-interests. Lucent has not restated for this transaction in its financial statements due to immateriality.

The preparation of financial statements during interim periods requires management to make numerous estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are reviewed periodically and the effect of revisions is reflected in the results of operations of the interim periods in which changes are determined to be necessary. For the quarter ended December 31, 1998, improved performance on multi-year contracts and the resolution of certain contingencies had a positive impact on the reported results of operations.

The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lucent's Form 10-K for the year ended September 30, 1999, and the audited restated consolidated financial statements and notes thereto included in Exhibit 99.1 of the Company's Form 8-K (dated February 10, 2000) for the year ended September 30, 1999.

The financial statements presented have been restated to reflect the two-for-one split of Lucent's common stock which became effective on April 1, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The cumulative effect of this accounting change related to periods prior to fiscal year 1999 of $2,150 ($1,308 after-tax, or $0.43 and $0.41 for the quarter ended December 31, 1998 per basic and diluted share, respectively) is a one-time, non-cash credit to fiscal 1999 earnings.

3. COMPREHENSIVE INCOME

Comprehensive Income represents net income plus the results of non-shareowners' equity changes. However, it does not affect net income or total shareowners' equity. The components of comprehensive income, net of tax, are as follows:

                                        Three Months Ended
                                            December 31,
                                          1999       1998
                                       --------------------
Net income...........................  $ 1,250      $ 2,544

Other comprehensive income(loss):
 Foreign currency translation
    adjustments......................      (52)          51
 Unrealized holding gains
    arising during the period........       45           11
                                        -------      -------
Comprehensive income.................  $ 1,243      $ 2,606
                                        -------      -------

 10                                                          Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

The after-tax components of accumulated other comprehensive income(loss) are as follows:

                                                                        Total
                                                                     Accumulated
                                   Foreign                 Minimum      Other
                                   Currency   Unrealized   Pension   Comprehensive
                                 Translation    Holding   Liability     Income/
                                  Adjustment    Gains     Adjustment    (Loss)
                                 -----------   --------   ----------  ---------
Accumulated other comprehensive
 income(loss) at
 September 30, 1999............      $ (313)     $   79    $  (10)      $ (244)
Current period change..........         (52)        163         -          111
Reclassification adjustment
 (net of tax of $76)...........           -        (118)        -         (118)
Accumulated other comprehensive      -------     -------   -------      -------
 income(loss)at
 December 31, 1999............       $ (365)     $  124    $  (10)      $ (251)
                                     -------     -------   -------      -------

The foreign currency translation adjustments are not currently adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries.


4.   SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories at December 31, 1999 and September 30, 1999 were as follows:

                                      December 31,       September 30,
                                          1999              1999
                                     --------------    ---------------
     Completed goods ...............    $ 3,062           $ 2,951
     Work in process and
       raw materials................      2,318             2,113
                                        --------           --------
     Total inventories .............    $ 5,380           $ 5,064
                                        --------           --------

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

Earnings per share amounts for the periods presented have been restated to reflect the two-for-one split of Lucent's common stock, which became effective on April 1, 1999. The following table reconciles the number of shares utilized in the earnings per share calculations for the three month periods ended December 31, 1999 and 1998:

                                          Three Months Ended
                                             December 31,
                                           1999       1998
                                        ----------------------

Net income .......................        $1,250      $2,544

Earnings per common share - basic:
 Income before cumulative effect
  of accounting change............        $ 0.40      $ 0.40
 Cumulative effect of accounting
   change.........................             -        0.43
 Net income ......................        $ 0.40      $ 0.83
Earnings per common share - diluted:
 Income before cumulative effect
   of accounting change...........        $ 0.38      $ 0.39
 Cumulative effect of accounting
   change.........................             -        0.41
 Net income ......................        $ 0.38      $ 0.80

 12                                                          Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                         Three Months Ended
                                             December 31,
                                           1999       1998
                                        ----------------------
Number of Shares (in millions)
----------------------------------
Common shares - basic.............        3,154.5    3,077.5

Effect of dilutive securities:
 Stock options....................          108.1       87.9
 Other............................            5.4        6.9

Common shares - diluted...........        3,268.0    3,172.3

Options excluded from the
computation of earnings per
share - diluted since option
exercise price was greater than
the average market price of the
common shares for the period......            0.8       11.2


6.  OPERATING SEGMENTS

Lucent adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," beginning with the 1999 Annual Report. This standard requires disclosure of segment information on the same basis used internally for evaluating segment performance and for deciding how to allocate resources to segments.

Lucent operates in the global telecommunications networking industry and has three reportable operating segments: Service Provider Networks ("SPN"), Enterprise Networks ("Enterprise"), and Microelectronics and Communications Technologies ("MCT"). SPN provides public networking systems and software to telecommunications service providers and public network operators around the world. Enterprise develops, manufactures, markets and services advanced communications products and data networking systems for business customers. MCT designs and manufactures high-performance integrated circuits, power systems and optoelectronic components for applications in the communications and computing industries. MCT also includes network products, new ventures and intellectual property.

The three reportable operating segments are strategic market units that offer distinct products and services. These segments were determined based on the customers and the markets that Lucent serves. Each market unit is managed separately as each operation requires different technologies and marketing strategies. Intersegment transactions that occur are based on current market prices and all intersegment profit is eliminated in consolidation.

 13                                                         Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

Performance measurement and resource allocation for the reportable operating segments are based on many factors. The primary financial measure used is Operating income, exclusive of goodwill and existing technology amortization, and of purchased in-process R&D and other costs from business acquisitions (acquisition/integration-related costs).

Lucent employs shared-service concepts to realize economies of scale and efficient use of resources. The costs of shared services, and other corporate center operations managed on a common basis, are allocated to the segments based on usage, where possible, or other factors based on the nature of the activity.

The following tables present Lucent's revenues and operating income by reportable operating segment:

                                                      Three Months Ended
                                                         December 31,
                                                        1999       1998
   External Revenues                                  ------------------
Service Provider Networks                            $ 6,216    $ 6,369
Enterprise Networks                                    2,005      1,929
Microelectronics and Communications Technologies       1,509      1,286
  Total reportable segments                            9,730      9,584
Other and corporate                                      175        258
   Total External Revenues                           $ 9,905    $ 9,842

   Intersegment Revenues
Service Provider Networks                            $    55    $    42
Enterprise Networks                                       35         70
Microelectronics and Communications Technologies         283        302
  Total reportable segments                              373        414
Other and corporate                                     (373)      (414)
   Total Intersegment Revenues                       $     -    $     -

   Total Revenues
Service Provider Networks                            $ 6,271    $ 6,411
Enterprise Networks                                    2,040      1,999
Microelectronics and Communications Technologies       1,792      1,588
  Total reportable segments                           10,103      9,998
Other and corporate                                     (198)      (156)
   Total Revenues                                    $ 9,905    $ 9,842

 14                                                         Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

  Operating Income
Service Provider Networks                             $ 1,210   $ 1,948
Enterprise Networks                                       185        90
Microelectronics and Communications Technologies          358       269
  Total reportable segments (a)                         1,753     2,307
Acquisition/integration-related costs                     (61)     (296)
Goodwill and existing technology amortization             (64)      (59)
Other and corporate                                        71        14
Operating income                                        1,699     1,966
Other income--net                                         255       116
Interest expense                                          (98)      (78)
  Income before income taxes                         $  1,856   $ 2,004

(a) Segment operating income excludes goodwill and existing technology amortization, and acquisition/integration-related costs.

7.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 1999 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent in addition to that provided for at December 31, 1999 would not be material to the annual consolidated financial statements.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites which typically range from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at December 31, 1999 cannot be estimated.

 16                                                         Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)
8. SUBSEQUENT EVENTS

Agere, Inc.
-----------
On January 20, 2000, Lucent announced an agreement to acquire privately-held Agere, Inc., an Austin, Texas-based developer of programmable network processor technology, for about 8 million shares of Lucent's common stock. Based on Lucent's closing share price on January 19, 2000, the transaction would be worth approximately $415. Lucent expects to account for the acquisition under the purchase method of accounting. Lucent expects a significant portion of the purchase price to be allocated to goodwill, which will be amortized over 7 years. The purchase is expected to result in a one-time charge against earnings of an accounting write-off assigned to in-process research and development. The Company expects the acquisition to be completed in the quarter ending June 30, 2000.

SpecTran Corporation
--------------------
On February 1, 2000, Lucent acquired the remainder of SpecTran, resulting in a total purchase price of approximately $68.

VTC Inc.
-----------
On February 4, 2000, Lucent announced an agreement to acquire the products and technology, and the design, marketing and sales teams of privately-held VTC Inc., a Bloomington, Minnesota-based supplier of semiconductor components to computer hard disk drive manufacturers, for approximately $100 in cash. VTC also could receive up to an additional $50 over two years based on VTC meeting certain performance-based manufacturing goals. Lucent expects a significant portion of the purchase price to be allocated to goodwill and other intangible assets, which will be amortized over periods not to exceed 7 years. The purchase is expected to result in a one-time charge against earnings of an accounting write-off assigned to in-process research and development. The Company expects the acquisition to be completed in the quarter ending March 31, 2000.

Ortel Corporation
-----------------
On February 7, 2000, Lucent announced an agreement to acquire Ortel Corporation, an Alhambra, California-based developer of optoelectronic components for cable TV networks, for about 52 million shares of Lucent's common stock. Based on Lucent's closing share price on February 4, 2000, the transaction would be worth approximately $2,950. Lucent expects to account for the acquisition under the purchase method of accounting. Lucent expects a significant portion of the purchase price to be allocated to goodwill and other intangible assets. The purchase is also expected to result in a one-time charge against earnings of an accounting write-off assigned to in-process research and development. The Company expects the acquisition to be completed in the quarter ending June 30, 2000.

 17                                                         Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

HIGHLIGHTS

Lucent reported net income of $1,250 million, or $0.38 per share(diluted) for the quarter ended December 31, 1999, Lucent's first fiscal quarter of 2000. This compares with the year-ago quarterly net income of $2,544 million, or $0.80 per share(diluted). Included in the prior quarterly results is a $1,308 million (or $0.41 per share-diluted) cumulative effect of accounting change related to Lucent's pension and postretirement benefits (see Note 2). Lucent's income before the cumulative effect of the accounting change was $1,236 million (or $0.39 per share-diluted) for the quarter ended December 31, 1998.

Net income for the quarter ended December 31, 1999 includes a gain of $189 million, pre-tax ($115 million, after-tax) associated with the sale of an equity investment and a pre-tax charge of $61 million ($40 million, after-tax) to operating expenses primarily associated with the mergers of International Network Services ("INS"), Excel Switching Corp. and Xedia Corporation. Net income for the quarter ended December 31, 1998 includes $296 million ($287 million, after-tax) of purchased in-process research and development expenses primarily related to the acquisitions of Stratus and Quadritek.

On October 15, 1999, Lucent merged with INS, a global provider of network consulting and software solutions. Pursuant to the merger agreement, the outstanding INS stock was converted into the right to receive approximately 49.3 million shares of Lucent common stock. In addition, Lucent assumed outstanding employee stock options covering approximately 16 million shares of Lucent common stock. The transaction was accounted for as a pooling-of-interests.

On November 3, 1999, Lucent merged with Excel, a provider of open switching solutions for telecom carriers. Under the terms of the agreement, the outstanding Excel stock was converted into the right to receive approximately
22.3 million shares of Lucent common stock. The transaction was accounted for as a pooling-of-interests.

 18                                                         Form 10-Q - Part I

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

On November 12, 1999, Lucent merged with Xedia Corporation, a developer of high-performance Internet access routers for wide area networks. Under the terms of the agreement, the outstanding Xedia capital stock and warrants were converted into the right to receive approximately 3.9 million shares of Lucent common stock. The transaction was accounted for as a pooling-of-interests. Lucent has not restated for this transaction in its financial statements due to immateriality.

On January 19, 2000, Lucent announced an agreement to sell certain assets related to the manufacturing portion of its consumer products business, subject to customary conditions and regulatory approval. Lucent expects to complete the transaction in the quarter ending March 31, 2000. On January 20, 2000, Lucent closed the sale of the leased-based portion of its consumer products business, which was the remaining portion of that business. These assets were previously reacquired from the venture formed by Lucent and Philips Electronics N.V. (the "PCC venture"), which ended in the quarter ended December 31, 1998. The transactions are not expected to have a material impact on the results of operations.

On January 20, 2000, Lucent announced an agreement to acquire privately-held Agere, Inc., an Austin, Texas-based developer of programmable network processor technology, for about 8 million shares of Lucent's common stock. Based on Lucent's closing share price on January 19, 2000, the transaction would be worth approximately $415. Lucent expects to account for the acquisition under the purchase method of accounting. Lucent expects a significant portion of the purchase price to be allocated to goodwill, which will be amortized over 7 years. The purchase is expected to result in a one-time charge against earnings of an accounting write-off assigned to in-process research and development. The Company expects the acquisition to be completed in the quarter ending June 30, 2000.

On February 1, 2000, Lucent acquired the remainder of SpecTran Corporation, a designer and manufacturer of specialty optical fiber and fiber-optic products. On July 21, 1999, Lucent began its cash tender offer for the outstanding shares of SpecTran. The tender offer expired on August 31, 1999, and Lucent thereafter accepted and paid for shares giving it a 61% interest in SpecTran. The acquisition was accounted for under the purchase method of accounting and resulted in a total purchase price of approximately $68 million.

On February 4, 2000, Lucent announced an agreement to acquire the products and technology, and the design, marketing and sales teams of privately-held VTC Inc., a Bloomington, Minnesota-based supplier of semiconductor components to computer hard disk drive manufacturers, for approximately $100 in cash. VTC also could receive up to an additional $50 over two years based on VTC meeting certain performance-based manufacturing goals. Lucent expects a significant portion of the purchase price to be allocated to goodwill and other intangible assets, which will be amortized over periods not to exceed 7 years. The purchase is expected to result in a one-time charge against earnings of an accounting write-off assigned to in-process research and development. The Company expects the acquisition to be completed in the quarter ending March 31, 2000.

 19                                                        Form 10-Q - Part I

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


On February 7, 2000, Lucent announced an agreement to acquire Ortel Corporation, an Alhambra, California-based developer of optoelectronic components for cable TV networks, for about 52 million shares of Lucent's common stock. Based on Lucent's closing share price on February 4, 2000, the transaction would be worth approximately $2,950. Lucent expects to account for the acquisition under the purchase method of accounting. Lucent expects a significant portion of the purchase price to be allocated to goodwill and other intangible assets. The purchase is also expected to result in a one-time charge against earnings of an accounting write-off assigned to in-process research and development. The Company expects the acquisition to be completed in the quarter ending June 30, 2000.

KEY BUSINESS CHALLENGES

Lucent continues to face significant competition and expects that the level of competition on pricing and product offerings will intensify. Lucent expects that new competitors will enter its markets as a result of the trend toward global expansion by U.S. and non-U.S. competitors as well as continued changes in technology and public policy. These competitors may include entrants from the telecommunications, software, data networking, cable television and semiconductor industries. Existing competitors have, and new competitors may have, strong financial capabilities, technological expertise, well-recognized brand names and a global presence. Such competitors may include Alcatel, Cisco Systems, Inc., Ericsson, Nortel Networks, and Siemens AG. Lucent's management periodically assesses market conditions and redirects the Company's resources to meet new challenges. Steps Lucent may take include acquiring or investing in new businesses and ventures, partnering with other companies, delivering new technologies, closing and consolidating facilities, disposing of assets, reducing work force levels and withdrawing from markets.

 20                                                         Form 10-Q - Part I

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


Historically, revenues and earnings have been higher in the first fiscal quarter primarily because many of Lucent's large customers delay a disproportionate percentage of their capital expenditures until the fourth quarter of the calendar year (Lucent's first fiscal quarter). Lucent has taken measures to manage the seasonality of its business by changing the date on which its fiscal year ends to September 30 and its compensation programs for employees, resulting in a more uniform distribution of revenues and earnings among the four fiscal quarters. Lower software revenues in the first fiscal quarter of 2000 compared with the prior year quarter reflects an acceleration in the continuing trend by service providers to acquire software more evenly thoughout the year. In the past, these purchases occurred primarily in the quarter ending December 31.

The purchasing behavior of Lucent's largest customers has increasingly been characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede the recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent acceptance criteria, which can also cause revenue recognition delays. Lucent has increasingly provided or arranged long-term financing for customers as a condition to obtain or bid on infrastructure projects. Certain multiyear contracts involve new technologies that may not have been previously deployed on a large-scale commercial basis. On its multiyear contracts, Lucent may incur significant initial cost overruns and losses that are recognized in the quarter in which they become ascertainable. Further, profit estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one quarter.

Historically, a limited number of customers have provided a substantial portion of Lucent's total revenues. These customers include AT&T, which continues to be a significant customer, and the Regional Bell Operating Companies ("RBOCs"). The communications industry is experiencing a consolidation of both U.S. and non-U.S. companies. The loss of any of these customers, or any substantial reduction in orders by any of these customers, could materially adversely affect the Company's operating results. Changes in implementation plans by a number of customers inside and outside the United States led to delays in network deployments by enterprises and service providers in the first fiscal quarter of 2000.

Lucent is diversifying its customer base and seeking out new types of customers globally. These new types of customers include competitive access providers and local exchange carriers, wireless service providers, cable television network operators and computer manufacturers.

 21                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION



REVENUES - THREE MONTHS ENDED DECEMBER 31, 1999 VERSUS THREE MONTHS ENDED DECEMBER 31, 1998

Total revenues increased 0.6% to $9,905 million in the quarter compared with the same quarter of 1998, due to increases in sales from Enterprise Networks and Microelectronics and Communications Technologies partially offset by decreases in sales from Service Provider Networks. For the quarter, sales within the United States increased by 5.4% compared with the same quarter in 1998 and sales outside the United States decreased 7.8% compared with the same quarter last year. Sales outside of the United States represented 32.8% of revenues for the current quarter as compared to 35.8% of revenues for the year-ago quarter.

The following table presents Lucent's revenues by segment and the approximate percentage of total revenues for the three months ended December 31, 1999 and 1998:

                                                          Three Months
                                                              Ended
                                                           December 31,
  Dollars in Millions                           --------------------------------
                                                     1999          1998
                                                   -------        -------
Service Provider Networks                            $6,216  63%  $6,369   65%
Enterprise Networks                                   2,005  20    1,929   20
Microelectronics and Communications
Technologies                                          1,509  15    1,286   13
Other and Corporate                                     175   2      258    2
Total Lucent                                         $9,905 100%  $9,842  100%

Revenues from SERVICE PROVIDER NETWORKS decreased $153 million, or 2.4% in the quarter compared with the same quarter in 1998. Factors contributing to the lower than expected revenues included faster than anticipated shifts in customers' purchases of new optical systems, resulting in manufacturing capacity and deployment constraints; delays in network deployment plans by customers, particularly outside the United States, which led to lower switching and wireless revenues; and lower than expected software revenues, reflecting an acceleration in the continuing trend by service providers to acquire software more evenly throughout the year. The decrease was partially offset by increased sales of data networking systems for service providers, optical networking systems, and NetCare(R) Professional Services.

 22                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Revenues generated from service providers in the United States increased 6.5% for the quarter in comparison to the same quarter in 1998, and included revenue gains from sales to RBOCs and competitive local exchange carriers. Sales generated outside the United States decreased 15.7% over the year-ago quarter. The decline in revenues outside the United States primarily reflects lower revenues from the Europe/Middle East/Africa region. Revenues generated outside the United States represented 34.7% of revenues for the quarter compared with 40.2% for the same quarter of 1998.

Revenues from ENTERPRISE NETWORKS increased $76 million, or 3.9% compared with the year-ago quarter. Increased sales of Definity(R) Enterprise Communication Servers, including those with Call Center applications, and NetCare(R) Professional Services contributed to the increased revenue for the quarter. The revenue gains were partially offset by decreased sales of Systimax(R) structured cabling systems. Revenues within the United States increased 2.5% for the quarter compared with the same quarter of 1998. Revenues generated outside the United States increased by 10.0%, with revenue growth in the Asia/Pacific and Europe/Middle East/Africa regions, as well as Canada. Revenues generated outside the United States represented 20.7% of revenues for the quarter compared with 19.6% in the same quarter in 1998.






--------------------------------------
(R)  Registered trademark of Lucent

 23                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Revenues from MICROELECTRONICS AND COMMUNICATIONS TECHNOLOGIES increased $223 million, or 17.3% compared with the year-ago quarter driven by sales of optoelectronic components, power systems, and fiber optic cable, as well as customized chips for high speed communications and data networking systems. Revenues within the United States increased 19.4% compared to the same quarter in 1998. Revenues generated outside the United States increased 15.0%. The growth in revenues outside the United States was driven by sales in the Caribbean/Latin America and the Europe/Middle-East/Africa regions. Revenues generated outside the United States represented 44.8% of sales for the quarter compared with 45.8% for the same quarter of 1998.

Revenues from OTHER AND CORPORATE decreased $83 million compared with the year-ago quarter primarily due to lower revenues from the Company's consumer products business.

COSTS AND GROSS MARGIN - THREE MONTHS ENDED DECEMBER 31, 1999 VERSUS THREE MONTHS ENDED DECEMBER 31, 1998

Total costs increased by $629 million, or 13.6% compared with the year-ago quarter in 1998 primarily due to a ramp-up of costs associated with the introduction and implementation of new products. As a percentage of revenue, gross margin decreased to 46.9% from 53.0% in the year-ago quarter. The decrease reflects the ramp-up of costs and a change in product mix, including lower software revenues.

OPERATING EXPENSES - THREE MONTHS ENDED DECEMBER 31, 1999 VERSUS THREE MONTHS ENDED DECEMBER 31, 1998

Selling, general and administrative expenses as a percentage of revenues were 19.9% for the quarter, an increase of 0.2 percentage points compared with 19.7% for the same quarter in 1998. Selling, general and administrative expenses increased $32 million, or 1.7% compared with the same year-ago quarter. Included in the current quarter expense is $61 million ($40 million, after-tax) primarily associated with the mergers of INS, Excel and Xedia.

Amortization expense associated with goodwill and existing technology was $64 million for the quarter compared with $59 million for the year-ago quarter. Excluding the amortization of goodwill and existing technology, selling, general and administrative expenses as a percentage of revenues were 19.2% for the quarter, an increase of 0.1 percentage points compared with 19.1% for the same quarter in 1998.

 24                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Research and development expenses represented 9.9% of revenues for the quarter compared with 10.3% of revenues for the same quarter of 1998.

Research and development expenses decreased $35 million during the quarter compared with the same quarter of 1998. This decrease was attributable to efficiencies in Lucent's research and development processes as well as increases in the capitalization of software expenses.

There were no purchased in-process research and development expenses for the 1999 quarter compared with $296 million related primarily to the acquisitions of Stratus and Quadritek for the same quarter of 1998.

OTHER INCOME - NET, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES - THREE MONTHS ENDED DECEMBER 31, 1999 VERSUS THREE MONTHS ENDED DECEMBER 31, 1998

Other income - net increased $139 million to $255 million from $116 million from the year-ago quarter. The increase consists primarily of gains from the sale of various equity securities, including a $189 million gain from the sale of an equity investment, partially offset by fees associated with certain customer financing transactions in the current quarter.

Interest expense for the quarter increased $20 million to $98 million compared with the same quarter in 1998. The increase in interest expense is due to higher debt levels for the current quarter compared with the same quarter in 1998.

The effective income tax rate of 32.7% for the quarter decreased from the 38.3% for the prior year quarter. Excluding the gain related to the sale of an equity investment of $189 million ($115 million, after-tax) and one-time merger-related costs in 1999 of $61 million ($40 million, after-tax) and the purchased in-process research and development expenses associated with the Stratus and XNT acquisitions in 1998, the effective income tax rate was 32.0% for the quarter compared with 33.8% in the prior year quarter. This decrease was primarily due to increased research and development tax credits.

CASH FLOWS - THREE MONTHS ENDED DECEMBER 31, 1999 VERSUS THREE MONTHS ENDED DECEMBER 31, 1998

Cash provided by operating activities for the three months ended December 31, 1999 was $124 million compared with cash used in operating activities of $1,001 million in the same year-ago period. This increase in cash was primarily due to higher collections of receivables offset by liquidations of accounts payable.

Cash provided by investing activities for the three months ended December 31, 1999 was $23 million compared with cash used in investing activities of $371 million in the same year-ago period. This increase in cash was primarily due to increased proceeds from the sales of equity investments as well as the cash settlement from the sale of an equity investment in the prior year.

 25                                                         Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Capital expenditures were $587 million and $347 million for the three-month periods ended December 31, 1999 and 1998, respectively. Capital expenditures relate to expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity, and expenditures for efficiency efforts and non-U.S. growth.

Cash provided by financing activities for the three months ended December 31, 1999 was $203 million compared with $1,622 million in the same year-ago period. This decrease in cash provided by financing activities was primarily due to decreased issuances of both short- and long-term debt partially offset by the increase in proceeds from the issuance of common stock.

FINANCIAL CONDITION

Total assets decreased $616 million, or 1.6%, from fiscal year-end 1999. This decrease was largely due to decreases in other current assets and receivables of $897 million and $420 million, respectively partially offset by increases in cash and inventories of $339 million and $316 million, respectively. Other current assets decreased due to lower notes receivable and the cash settlement from the sale of an equity investment. Receivables decreased due to lower sales volume and the impact of certain customer financing transactions.

Total liabilities decreased $2,759 million, or 10.9% from fiscal year-end 1999. This decrease was due primarily to decreases in accounts payable and lower payroll and benefit liabilities due to the pay-out of year-end bonus.

Working capital, defined as current assets less current liabilities, increased $1,285 million from September 30, 1999, primarily resulting from the decrease in accounts payable and payroll and benefit liabilities partially offset by a decrease in other current assets.

The ratio of total debt to total capital (debt plus equity) was 28.8% at December 31, 1999 compared to 33.6% at September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, Lucent maintained approximately $5.0 billion in credit facilities of which a significant portion is available to support Lucent's commercial paper program. At December 31, 1999, approximately $4.6 billion was unused.

Future financings will be arranged to meet Lucent's requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions. Lucent anticipates that borrowings under its bank credit facilities, the issuance of additional commercial paper, cash generated from operations, short- and long-term debt financings and receivable securitizations will be adequate to satisfy its future cash requirements, although there can be no assurance that this will be the case.

 26                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Network operators worldwide are requiring their suppliers to arrange or provide long-term financing for them as a condition of obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to more than a billion dollars. Lucent has increasingly provided or arranged long-term financing for customers. As market conditions permit, Lucent's intention is to lay off these long-term financing arrangements, which may include both commitments and drawn-down borrowings, to financial institutions and other investors. This enables Lucent to reduce the amount of its commitments and free up additional financing capacity.

As of December 31, 1999, Lucent had made commitments or entered into agreements to extend credit to certain customers, including PCS and wireless operators, for an aggregate of approximately $8.4 billion. Excluding amounts that are not available because the customer has not yet satisfied the conditions precedent for borrowing, at December 31, 1999, approximately $2.4 billion in loan commitments was available for borrowing and undrawn and approximately $1.1 billion had been advanced and was outstanding. In addition, Lucent had made commitments to guarantee customer debt of about $1.4 billion at December 31, 1999. Excluding amounts not available for guarantee because conditions precedent have not been satisfied, approximately $500 million of guarantees was available and undrawn and about $650 million was outstanding on December 31, 1999. Lucent has determined that the receivables under these contracts are reasonably assured of collection based on various factors among which is the ability of Lucent to sell these loans and commitments. Lucent intends to continue pursuing opportunities for the sale of future loans and commitments.

In connection with Lucent's commitment to provide financing for a customer, Lucent sold approximately $625 million of accounts receivable during September 1999. Lucent repurchased $408 million of these receivables and the previously reported arrangement was terminated during December 1999. In addition, Lucent established a new arrangement whereby its subsidiary sold $750 million of accounts receivable (including the repurchased receivables described above) to a consortium of banks with limited recourse. As a result of these transactions, receivables were reduced by $342 million and cash flows from operating activities were increased by $312 million.

 27                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

In addition to the above arrangements, Lucent will continue to provide or commit to financing where appropriate for its business. The ability of Lucent to arrange or provide financing for its customers will depend on a number of factors, including Lucent's capital structure and level of available credit, and its continued ability to lay off commitments and drawn-down borrowings on acceptable terms. Lucent believes that it will be able to access the capital markets on terms and in amounts that will be satisfactory to Lucent and that it will be able to obtain bid and performance bonds, to arrange or provide customer financing as necessary, and to engage in hedging transactions on commercially acceptable terms, although there can be no assurance that this will be the case.

RISK MANAGEMENT

Lucent is exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact its results of operations, financial condition and cash flows. Lucent manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Derivative financial instruments that are used to hedge foreign currency and interest rate exposure are viewed as risk management tools and are not used for speculative or trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage Lucent's exposure to nonperformance on such instruments.

Certain securities held in Lucent's equity and investment portfolio are subject to equity price risk. Lucent generally does not hedge its equity price risk, however on occasion, may use equity derivative financial instruments which are subject to equity price risks to complement its investment strategies. Lucent has entered into an equity swap agreement, which among the terms included in the agreement, Lucent is obligated to pay to a third party in July 2000 and September 2000 any depreciation in the market value of certain equity securities sold during the three months ended December 31, 1999 or receive any appreciation in such market value. Any changes in the market value of this equity swap will be reflected in net income in subsequent quarters.

Lucent uses foreign currency exchange contracts, and to a lesser extent foreign currency options, to reduce significant exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to non-U.S. customers and purchases from non-U.S. suppliers will be adversely affected by changes in exchange rates. Foreign currency exchange contracts are designated for recorded, firmly committed or anticipated purchases and sales. The use of these derivative financial instruments allows Lucent to reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged.

 28                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Lucent manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost effective manner, Lucent, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. Lucent had no interest rate swap agreements in effect as of December 31, 1999 and September 30, 1999. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future.

IN-PROCESS RESEARCH AND DEVELOPMENT

In connection with the purchase of Stratus, Lucent allocated $267 million to purchased in-process research and development. As part of the process of analyzing this acquisition, Lucent made a decision to buy technology that had not yet been commercialized rather than develop the technology internally. Lucent based this decision on factors such as the amount of time it would take to bring the technology to market. Lucent also considered Bell Labs' resource allocation and its progress on comparable technology, if any. Lucent management expects to use the same decision process in the future.

Lucent estimated the fair value of in-process research and development using an income approach. This involved estimating the fair value of the in-process research and development using the present value of the estimated after-tax cash flows expected to be generated by the purchased in-process research and development, using risk-adjusted discount rates and revenue forecasts as appropriate. The selection of the discount rate was based on consideration of Lucent's weighted average cost of capital, as well as other factors, including the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances that were known at the time, and the stage of completion of each technology. Lucent believes that the estimated in-process research and development amounts so determined represent fair value and do not exceed the amount a third party would pay for the projects.

Where appropriate, Lucent deducted an amount reflecting the contribution of the core technology from the anticipated cash flows from an in-process research and development project. At the date of acquisition, the in-process research and development projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was capitalized and immediately expensed at acquisition. If the projects are not successful or completed in a timely manner, management's product pricing and growth rates may not be achieved and Lucent may not realize the financial benefits expected from the projects.

Set forth below is a description of the acquired in-process research and development projects of Stratus, including their status at the end of the quarter ended December 31, 1999.

 29                                                       Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Stratus
-------
On October 20, 1998, Ascend completed the purchase of Stratus for $917 million. Stratus was a manufacturer of fault-tolerant computer systems. The allocation to in-process research and development of $267 million represented its estimated fair value using the methodology described above. The primary projects that made up the in-process research and development were as follows: HP-UX, Continuum 1248, Continuum 448, M708, SPHINX, HARMONY, LNP, CORE IN, Personal Number Portability (PN), Signaling System 7 (SS7) Gateway and Internet Gateway.

Revenues attributable to the projects were estimated to be $84 million in 1999 and $345 million in 2000. Revenue was expected to peak in 2002 and decline thereafter through the end of the product's life (2009) as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 310% in 2000 to 6% in 2002, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the projects were expected to be $48 million.

A risk-adjusted discount rate of 35% was utilized to discount projected cash flows.

The actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisition, except as noted below. During fiscal 1999, the product development relating to the HARMONY, SPHINX, and Continuum 448 projects were discontinued due to management's reprioritization of product direction. In addition, it was decided that the development relating to the Continuum 1248 would cease by the quarter ending December 31, 1999. Consequently, Lucent did not realize the forecasted revenues from these projects.

OTHER - Environmental Matters

See discussion above in Note 7 to the Consolidated Financial Statements.

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

 30                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Future Factors include increasing price and products and services competition by non-U.S. and U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce, manufacture and deploy competitive new products and services on a timely, cost-effective basis; the mix of products and services; the achievement of lower costs and expenses; customer demand for the Company's products and services; the ability to successfully integrate the operations and business of acquired companies; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in the increasing use of large, multiyear contracts; the cyclical nature of the Company's business; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including interest rate and currency exchange rate fluctuations and other Future Factors.

For a further description of Future Factors that could cause actual results to differ materially from such forward-looking statements, see below in this report including the other sections referred to and also see the discussion in Lucent's Form 10-K for the year ended September 30, 1999 in Item 1 in the section entitled "X. OUTLOOK- A. Forward Looking Statements" and the remainder of the OUTLOOK section.

Competition:

See discussion above under KEY BUSINESS CHALLENGES.

 31                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Dependence on New Product Development

The markets for the Company's principal products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating communications systems for network operators and business customers. The Company's operating results will depend to a significant extent on its ability to continue to introduce, manufacture and deploy new systems, products, software and services successfully on a timely basis and to reduce costs of existing systems, products, software and services. The success of these and other new offerings is dependent on several factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability, including, in some cases, certification by non-U.S. and U.S. standard-setting bodies.

Reliance on Major Customers:
See discussion above under KEY BUSINESS CHALLENGES.

Readiness for Year 2000

Lucent's information technology systems, facilities and production infrastructure have not experienced any material adverse impacts as a result of the Year 2000 date transition. Similarly, there have been no material Year 2000 impacts reported with respect to the Company's products that were classified as Year 2000 ready. In addition, the Company experienced no material supply chain problems related to the date transition.

 32                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

European Monetary Union - Euro:
On January 1, 1999, eleven member countries of the European Union established fixed conversion rates between their existing sovereign currencies, and adopted the Euro as their new common legal currency. The legacy currencies will remain legal tender in the participating countries for a transition period between January 1, 1999 and January 1, 2002. During the transition period, cash-less payments can be made in the Euro. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

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

Employee Relations:
On December 31, 1999, Lucent employed approximately 153,000 persons, including 77.2% located in the United States. Of these domestic employees, approximately 38% are represented by unions, primarily the Communications Workers of America ("CWA")and the International Brotherhood of Electrical Workers ("IBEW"). Lucent has agreements with the CWA and IBEW expiring May 31, 2003.

Multi-Year Contracts:
Lucent has significant contracts for the sale of infrastructure systems to network operators which extend over a multi-year period, and expects to enter into similar contracts in the future, with uncertainties affecting recognition of revenues, stringent acceptance criteria, implementation of new technologies and possible significant initial cost overruns and losses. See also discussion above under LIQUIDITY AND CAPITAL RESOURCES and KEY BUSINESS CHALLENGES.

Seasonality:
See discussion above under KEY BUSINESS CHALLENGES.

Future Capital Requirements:
See discussion above under FINANCIAL CONDITION and LIQUIDITY AND CAPITAL RESOURCES.

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

Legal Proceedings and Environmental:
See discussion above in Note 7 to the Consolidated Financial Statements.

RECENT PRONOUNCEMENTS

Effective October 1, 1999, Lucent adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). As a result, certain costs of computer software developed or obtained for internal use have been capitalized and will be amortized over a three year period. The impact of adopting SOP 98-1 was a reduction of costs and operating expenses of $80 million during the three months ended December 31, 1999.

 34                                                          Form 10-Q - Part II
                      Part II - Other Information

Item 1. Legal Proceedings
As of February 10, 2000, Lucent is aware of 12 purported class action lawsuits that have been filed against Lucent and certain of its officers, alleging violations of federal securities laws. All of the actions were filed in the United States District Court for the District of New Jersey on behalf of persons who allegedly purchased Lucent's common stock between late October 1999 and January 6, 2000. The actions essentially duplicate one another and plead substantially the same allegations, claiming violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and specifically alleging, among other things, that beginning in late October 1999 Lucent and certain of its officers misrepresented Lucent's financial condition and failed to disclose material facts that would have an adverse effect on Lucent's future earnings and prospects for growth. The actions seek compensatory and other damages, and costs and expenses associated with the litigation. Lucent believes these complaints are without merit and intends to defend the actions vigorously.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit Number


     (12)              Computation of Ratio of Earnings to Fixed Charges

     (27)              Financial Data Schedule

(b)  Reports on Form 8-K:

     Current Report on Form 8-K dated October 15, 1999 was filed on October 29, 1999 pursuant to Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

     Current Report on Form 8-K dated and filed on November 19, 1999 pursuant to
     Item 5 (Other Events).

 35                                                         Form 10-Q




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            Lucent Technologies Inc.









Date February 11, 2000
                                       /s/ James S. Lusk
                                    ------------------------------
                                           James S. Lusk
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer)

 36                                                          Form 10-Q


                                Exhibit Index

Exhibit
Number


(12)              Computation of Ratio of Earnings to Fixed Charges

(27)              Financial Data Schedule