Form 10-Q
period 2000-03-31
LUCENT TECHNOLOGIES INC
filed 2000-05-10
CIK 1006240

                     AS FILED WITH THE SEC ON MAY 10, 2000



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000

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


              600 Mountain Avenue, Murray Hill, New Jersey 07974

                     Telephone - Area Code 908-582-8500




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        -     -

At April 28, 2000, 3,256,392,823 common shares were outstanding.

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

                                           For the Three          For the Six
                                            Months Ended          Months Ended
                                             March 31,             March 31,
                                           2000     1999         2000      1999
Revenues.............................   $10,256  $ 8,783     $ 20,161   $ 18,625
Costs................................     5,939    4,546       11,198      9,176
Gross margin.........................     4,317    4,237        8,963      9,449

Operating Expenses:
Selling, general and
  administrative expenses ...........     2,030    2,058        3,999      3,995
Research and development expenses ...     1,099    1,231        2,077      2,244
In-process research
 and development expenses............        11       (6)          11        290
Total operating expenses.............     3,140    3,283        6,087      6,529

Operating income.....................     1,177      954        2,876      2,920
Other income (expense)- net .........        31      (52)         286         64
Interest expense.....................        99       95          197        173
Income before income taxes...........     1,109      807        2,965      2,811
Provision for income taxes...........       355      272          961      1,040

Income before cumulative effect
 of accounting change................       754      535        2,004      1,771
Cumulative effect of accounting change
 (net of income taxes of $842).......         -        -            -      1,308

Net income ..........................   $   754  $   535      $ 2,004    $ 3,079

Earnings per common share - basic:
Income before cumulative effect
  of accounting change...............   $  0.24  $  0.17      $  0.63    $  0.57
Cumulative effect of accounting
  change ............................         -        -            -       0.43
Net income ..........................   $  0.24  $  0.17      $  0.63    $  1.00

Earnings per common share - diluted:
Income before cumulative effect
  of accounting change...............   $  0.23  $  0.17      $  0.61    $  0.55
Cumulative effect of accounting
  change ............................         -        -            -       0.41
Net income...........................   $  0.23  $  0.17      $  0.61    $  0.96

Dividends declared
  per common share...................   $  0.00  $  0.00      $  0.04    $  0.04

See Notes to Consolidated Financial Statements.

 3                                                         Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                          March 31,     September 30,
                                            2000            1999
ASSETS

Cash and cash equivalents..............   $ 1,709        $ 1,880

Receivables less allowances
 of $345 at March 31, 2000
 and $376 at September 30, 1999 .......    10,573         10,563

Inventories............................     5,321          5,064

Contracts in process, net of contract
 billings of $5,778 at
 March 31, 2000 and $5,565 at
 September 30, 1999....................     1,416          1,103

Deferred income taxes - net............     1,579          1,609

Other current assets...................     1,816          2,065

Total current assets...................    22,414         22,284

Property, plant and equipment, net
  of accumulated depreciation of
  $7,671 at March 31, 2000 and
  $7,474 at September 30, 1999.........     7,051          6,895

Prepaid pension costs..................     6,336          6,175

Capitalized software development costs.       555            470

Other assets...........................     3,641          3,426

TOTAL ASSETS...........................   $39,997        $39,250


See Notes to Consolidated Financial Statements.



                                    (CONT'D)

 4                                                          Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                         March 31,     September 30,
                                           2000            1999
LIABILITIES

Accounts payable.......................   $ 2,518        $ 2,901
Payroll and benefit-related
  liabilities..........................     1,392          2,338
Postretirement and postemployment
  benefit liabilities..................        87            137
Debt maturing within one year..........     1,890          2,871
Other current liabilities..............     3,405          3,661

Total current liabilities..............     9,292         11,908

Postretirement and postemployment
  benefit liabilities..................     5,954          6,305
Long-term debt ........................     3,833          4,167
Other liabilities......................     3,336          2,934

Total liabilities .....................    22,415         25,314

Commitments and contingencies

SHAREOWNERS' EQUITY

Preferred stock-par value $1.00 per share
 Authorized shares: 250,000,000
 Issued and outstanding shares: none...         -               -
Common stock-par value $.01 per share
 Authorized shares: 10,000,000,000
 Issued and outstanding shares:
 3,203,813,453 at March 31, 2000
 3,142,537,636 at September 30, 1999...        32              31
Additional paid-in capital.............     9,830           7,994
Guaranteed ESOP obligation.............       (26)            (33)
Retained earnings......................     8,050           6,188
Accumulated other comprehensive
 income (loss).........................      (304)           (244)

Total shareowners' equity..............    17,582          13,936

TOTAL LIABILITIES AND
 SHAREOWNERS' EQUITY...................   $39,997         $39,250

See Notes to Consolidated Financial Statements.

 5                                                         Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                 For the Six Months
                                                   Ended March 31,
                                                 2000           1999
Operating Activities
Net income...............................     $ 2,004        $ 3,079
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
   Cumulative effect of accounting change           -         (1,308)
   Depreciation and amortization.........       1,046            865
   Provision for uncollectibles..........          83             20
   Tax benefit from stock options........         909            223
   Deferred income taxes                           30            243
   Purchased in-process research and
     development.........................          11             15
   Adjustment to conform pooled
     companies' fiscal years.............          11            170
   Increase in accounts receivable ......        (784)        (1,960)
   Increase in inventories
     and contracts in process............        (614)        (1,073)
   (Decrease) increase in accounts
     payable.............................        (386)           334
   Changes in other operating assets
     and liabilities.....................        (882)        (1,387)
   Other adjustments for noncash
     items - net.........................        (960)          (429)
Net cash provided by (used in)
 operating activities....................         468         (1,208)

Investing Activities
Capital expenditures ....................      (1,240)          (844)
Proceeds from the sale or disposal of
  property, plant and equipment..........          21             58
Purchases of equity investments..........        (116)          (116)
Sales of equity investments..............         789              1
Purchase of investment securities........           -           (375)
Sales or maturity of
 investment securities...................          42            320
Acquisitions of businesses,
 net of cash acquired....................        (164)          (212)
Dispositions of businesses...............         274             57
Other investing activities - net.........          41            (12)
Net cash used in investing activities....        (353)        (1,123)

See Notes to Consolidated Financial Statements.
                                    (CONT'D)

 6                                                          Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                  For the Six Months
                                                    Ended March 31,
                                                  2000          1999
Financing Activities
Repayments of long-term debt ............        (387)            (8)
Issuance of long-term debt...............          16          1,840
Proceeds from issuance of common stock...         902            315
Dividends paid...........................        (126)          (106)
S-Corp distribution to stockholder                  -            (40)
(Decrease) increase in short-term
  borrowings - net.......................        (687)           455
Net cash (used in) provided by
  financing activities...................        (282)         2,456

Effect of exchange rate
  changes on cash........................          (4)           (21)

Net (decrease) increase in cash and
  cash equivalents.......................        (171)           104

Cash and cash equivalents
  at beginning of year...................       1,880          1,252

Cash and cash equivalents
  at end of period.......................    $  1,709        $ 1,356


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

On October 15, 1999, Lucent merged with International Network Services ("INS"). On November 3, 1999, Lucent merged with Excel Switching Corporation. These mergers have been accounted for as "pooling-of-interests" and the consolidated financial statements of Lucent were restated for all periods prior to the mergers to include the accounts and operations of INS and Excel.

Before merging with Lucent, INS had a June 30 fiscal year end and Excel had a December 31 fiscal year end. The unaudited consolidated statement of income for the quarter ended March 31, 1999 was derived by combining the historical results of operations of Lucent for the quarter ended March 31, 1999, with the historical results of operations of INS for the quarter ended December 31, 1998 and with the historical results of operations of Excel for the quarter ended March 31, 1999. The unaudited consolidated balance sheet at September 30, 1999 was derived by combining the historical financial position of Lucent at September 30, 1999, with the historical financial position of INS at June 30, 1999, and with the historical financial position of Excel at September 30, 1999, respectively. The unaudited consolidated statement of cash flows for the six months ended March 31, 1999 was derived by combining the historical cash flows of Lucent for the six months ended March 31, 1999, with the historical cash flows of INS for the six months ended December 31, 1998, and with the historical cash flows of Excel for the three months ended March 31, 1999. Intercompany transactions for the periods presented were not material.

Excel's results of operations for the three months ended December 31, 1998, were included in Lucent's results of operations for the year ended September 30, 1998 and were also included in Lucent's consolidated results of operations for the year ended September 30, 1999. Excel's revenue and net loss for the three months ended December 31, 1998 were $37 and $1, respectively. As a result, the consolidated balance sheet of Lucent at September 30, 1999, includes an adjustment to retained earnings to eliminate the loss recognized by Excel for the three months ended December 31, 1998. In addition, information from the statement of cash flows for Excel for the three months ended December 31, 1998, has been excluded from the consolidated statements of cash flows for the six months ended March 31, 1999, since Excel's activity for this period has been included in the consolidated statements of cash flows for the year ended September 30, 1998.

 8                                                          Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

In order to conform the fiscal year ends for INS and Lucent, INS's results of operations and cash flows for the three months ended September 30, 1999, will not be reflected in Lucent's financial statements for the six months ended March 31, 2000. INS's revenue and net income for the three months ended September 30, 1999 were $100 and $11, respectively. The consolidated balance sheet of Lucent at March 31, 2000, includes an adjustment to retained earnings to reflect the income recognized by INS for the three months ended September 30, 1999.

On March 17, 2000, Lucent acquired, for approximately $100 in cash, the products and the design, marketing and sales teams of VTC Inc., a Bloomington, Minnesota-based privately held supplier of semiconductor components to computer hard disk drive manufacturers. Included in the purchase price was approximately $11 ($7 after-tax) of purchased in-process research and development, which resulted in a one-time, non-cash charge to earnings in the current quarter, and $84 allocated to goodwill, acquired technology and other intangible assets, to be amortized over periods not exceeding 7 years. The transaction was accounted for as a purchase. VTC will also be able to receive an additional $50 over two years based on it meeting certain performance-based manufacturing goals, which would be recorded as additional goodwill.

The preparation of financial statements during interim periods requires management to make numerous estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses. Estimates and assumptions are reviewed periodically and the effect of revisions is reflected in the results of operations of the interim periods in which changes are determined to be necessary. During the six months ended March 31, 1999, improved performance on multi-year contracts and the resolution of certain contingencies had a positive impact on the reported results of operations.

The reported results of operations and cash flows for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Lucent's Form 10-K for the year ended September 30, 1999, and the audited restated consolidated financial statements and notes thereto included in Exhibit 99.1 of the Company's Form 8-K (filed February 11, 2000) for the year ended September 30, 1999.

The financial statements presented have been restated to reflect the two-for-one split of Lucent's common stock which became effective on April 1, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. ANNOUNCED SPIN-OFF

On March 1, 2000, Lucent announced plans to spin off its PBX, SYSTIMAX(R) structured cabling and LAN-based data businesses to shareowners, forming a separate company that will focus directly and independently on the enterprise networking market. The new company will start out as an $8 billion business with approximately 34,000 employees.

--------------------------------------
(R) Registered trademark of Lucent

 9                                                          Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

The spin-off is expected to be accomplished through a tax-free distribution of shares to Lucent's shareowners. Lucent anticipates the spin-off should be completed by the close of the quarter ending September 30, 2000. It is anticipated that the new enterprise company will take a one-time charge for restructuring expenses. The spin-off is subject to several conditions, including receipt of a favorable tax ruling.

3. PHILIPS CONSUMER COMMUNICATIONS ("PCC")

On October 1, 1997, Lucent contributed its Consumer Products business to a new venture formed by Lucent and Philips Electronics N.V. ("Philips") in exchange for 40% ownership of PCC. In December 1998, Lucent and Philips ended the PCC venture and regained control of their original businesses. The results of operations and net assets of the remaining businesses Lucent previously contributed to PCC have been consolidated as of October 1, 1998. The revenues are included in Other and Corporate. In December 1998, Lucent sold certain assets of the wireless handset portion of the remaining businesses to Motorola, Inc. During the quarter ended March 31, 2000, Lucent completed the sale of the remaining Consumer Products business.

4. ACCOUNTING CHANGE - EMPLOYEE BENEFIT PLANS

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

The cumulative effect of this accounting change related to periods prior to fiscal year 1999 of $2,150 ($1,308 after-tax, or $0.43 and $0.41 per basic and diluted share, respectively) is a one-time, non-cash credit to fiscal 1999 earnings.

 10                                                          Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


5. COMPREHENSIVE INCOME

Comprehensive Income represents net income plus the results of certain shareowners' equity changes not reflected in the statements of income. The components of comprehensive income, net of tax, are as follows:

                              Three Months Ended       Six Months Ended
                                   March 31,               March 31,
                                2000       1999         2000       1999
                              --------------------   -------------------
Net income................... $   754      $   535     $ 2,004   $ 3,079

Other comprehensive
 income(loss):
 Foreign currency translation
    adjustments..............      (7)         (96)       (59)      (45)
 Unrealized holding gains
    (losses) arising during
    the period...............     (46)         (13)        (1)       (2)
  Minimum pension liability
    adjustment...............       -            7          -         7
                              -------      -------     -------   -------
Comprehensive income......... $   701      $   433     $ 1,944   $ 3,039
                              -------      -------     -------   -------


The after-tax components of accumulated other comprehensive income (loss) are as follows:

                                                                          Total
                                                                       Accumulated
                                  Foreign     Unrealized    Minimum       Other
                                  Currency      Holding     Pension    Comprehensive
                                 Translation     Gains     Liability      Income/
                                 Adjustment                Adjustment     (Loss)
                                 -----------  ----------   ----------  -------------
Accumulated other comprehensive
 income(loss) at
 September 30, 1999............    $ (313)     $   79       $  (10)      $ (244)
Current period change..........       (59)        170            -          111
Reclassification adjustment
 (net of tax of $110)..........         -        (171)           -         (171)
Accumulated other comprehensive   -------     -------       -------      -------
 income(loss)at
 March 31, 2000...............     $ (372)     $   78        $ (10)      $ (304)
                                  -------     -------       -------      -------

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

 11                                                          Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)



6.   SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories at March 31, 2000 and September 30, 1999 were as follows:

                                        March 31,       September 30,
                                          2000              1999
                                     --------------    ---------------
     Completed goods ...............    $ 3,024           $ 2,951
     Work in process and
       raw materials................      2,297             2,113
                                        --------           --------
     Total inventories .............    $ 5,321           $ 5,064
                                        --------           --------


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

The following table reconciles the number of shares utilized in the earnings per share calculations for the three and six-month periods ended March 31, 2000 and 1999:

                                         Three Months Ended        Six Months Ended
                                              March 31,                 March 31,
                                           2000       1999          2000       1999
                                        ----------------------  ---------------------
Number of Shares (in millions)
----------------------------------
Common shares - basic.............        3,183.4    3,097.7      3,168.8    3,093.8

Effect of dilutive securities:
 Stock options....................           85.0      108.7         97.1      105.7
 Other............................            5.3        7.1          5.4        7.3

Common shares - diluted...........        3,273.7    3,213.5      3,271.3    3,206.8

Options excluded from the
computation of earnings per
share - diluted since option
exercise price was greater than
the average market price of the
common shares for the period......           39.6        2.1         11.3        4.2

 12                                                          Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                 (Unaudited)


8.  OPERATING SEGMENTS

Lucent adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," beginning with its financial statements for the fiscal year ended September 30, 1999. This standard requires disclosure of segment information on the same basis used internally for evaluating segment performance and for deciding how to allocate resources to segments.

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

 13                                                         Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

The following tables present Lucent's revenues and operating income by reportable operating segment:

                                                   Three Months          Six Months
                                                      Ended                Ended
                                                     March 31,           March 31,
                                                  2000       1999     2000       1999
  External Revenues                             ------------------   ----------------
Service Provider Networks                       $ 6,470   $ 5,251    $12,686  $11,620
Enterprise Networks                               1,950     2,113      3,955    4,042
Microelectronics and Communications Technologies  1,741     1,264      3,250    2,550
  Total reportable segments                      10,161     8,628     19,891   18,212
Other and corporate                                  95       155        270      413
   Total External Revenues                      $10,256   $ 8,783    $20,161  $18,625

   Intersegment Revenues
Service Provider Networks                       $     5   $    21    $    60  $    63
Enterprise Networks                                  22        60         57      130
Microelectronics and Communications Technologies    320       334        603      636
  Total reportable segments                         347       415        720      829
Other and corporate                                (347)     (415)      (720)   (829)
   Total Intersegment Revenues                  $     -   $     -    $     -  $     -

   Total Revenues
Service Provider Networks                       $ 6,475   $ 5,272    $12,746  $11,683
Enterprise Networks                               1,972     2,173      4,012    4,172
Microelectronics and Communications Technologies  2,061     1,598      3,853    3,186
  Total reportable segments                      10,508     9,043     20,611   19,041
Other and corporate                                (252)     (260)      (450)   (416)
   Total Revenues                               $10,256   $ 8,783    $20,161  $18,625


  Operating Income
Service Provider Networks                       $   874   $   760   $ 2,084   $ 2,708
Enterprise Networks                                 114        33       299       123
Microelectronics and Communications Technologies    316       241       674       510
  Total reportable segments (a)                   1,304     1,034     3,057     3,341
Acquisition/integration-related costs               (11)       (1)      (72)     (297)
Goodwill and existing technology amortization       (63)      (91)     (127)     (150)
Other and corporate                                 (53)       12        18        26
Operating income                                  1,177       954     2,876     2,920
Other income(expense)-net                            31       (52)      286        64
Interest expense                                    (99)      (95)     (197)     (173)
  Income before income taxes                   $  1,109   $   807   $ 2,965   $ 2,811

(a) Segment operating income excludes goodwill and existing technology amortization, and acquisition/integration-related costs.

 14                                                         Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)



9.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental, litigation under federal securities laws and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2000 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent in addition to that provided for at March 31, 2000 would not be material to the annual consolidated financial statements.

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

 15                                                         Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites which typically range from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at March 31, 2000 cannot be estimated.


10. SUBSEQUENT EVENTS

Ignitus Communications LLC.

On April 4, 2000, Lucent acquired the remaining 44 percent of Ignitus Communications LLC, a start-up company that focuses on high-speed optical communications at the network edge. Lucent previously owned 56 percent of the company.

DeltaKabel Telecom cv

On April 5, 2000, Lucent acquired DeltaKabel TeleCom cv, of Gouda, the Netherlands, a privately-held developer of cable modem and Internet protocol
(IP) telephony solutions for the European market. The transaction will be accounted for as a purchase.

 16                                                         Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)
TeraBeam Corporation

On April 9, 2000, Lucent and TeraBeam Corporation entered into an agreement to develop TeraBeam's fiberless optical networking system that provides high-speed data networking between local and wide area networks. Under the agreement, Lucent paid cash and contributed research and development assets, intellectual property, and free-space optical products, valued in the aggregate at $450. Lucent owns 30 percent of the venture that will develop the fiberless optical networking system, and which will be accounted for under the equity method of accounting. Lucent will also be a preferred supplier of optical components, networking equipment and professional services to TeraBeam. In addition, under certain conditions, Lucent will have the right to purchase TeraBeam's equity interest in the venture.

Global Manufacturing Strategy

On April 19, 2000, Lucent announced that it will be changing its global manufacturing strategy by expanding its relationships with contract manufacturing partners and focusing its internal manufacturing operations on high-end process manufacturing and systems integration, including new product introductions, supply chain management, and system testing. The Company estimates that most of the transition will be completed in the 18 to 24 months following the announcement.

Agere, Inc.

On April 20, 2000, Lucent acquired privately-held Agere, Inc., an Austin, Texas-based developer of programmable network processor technology, for $377 of Lucent common stock and options. The transaction will be accounted for as a purchase. Included in the purchase price was approximately $94 of in-process research and development, which will result in a one-time, non-tax deductible, non-cash charge to earnings in the quarter ending June 30, 2000, and $298 allocated to goodwill and other intangible assets, to be amortized over 7 years.

Ortel Corporation

On April 27, 2000, Lucent acquired Ortel Corporation, an Alhambra, California-based developer of optoelectronic components for cable TV networks, for approximately $2,998 of Lucent common stock and options. The transaction will be accounted for as a purchase. Included in the purchase price was $307 of in-process research and development, which will result in a one-time, non-tax deductible, non-cash charge to earnings in the quarter ending June 30, 2000, and $2,749 allocated to goodwill, acquired technology and other intangible assets, to be amortized over periods not exceeding 9 years.

Announcement To Sell Power Systems Business

On May 3, 2000, Lucent announced that it is seeking a buyer for its Power Systems business, a leading supplier of power products for the telecommunications and computer industries. Lucent's Power Systems, which is headquartered in Mesquite, Texas, has 4,700 employees working in 30 locations around the world. Lucent expects to begin discussions with potential buyers shortly and expects to identify a buyer within six months.

 17                                                         Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

HIGHLIGHTS

Lucent reported net income of $754 million, or $0.23 per share (diluted) for the quarter ended March 31, 2000, Lucent's second fiscal quarter of 2000. This compares with year-ago quarterly net income of $535 million, or $0.17 per share (diluted). For the six months ended March 31, 2000, Lucent reported net income of $2,004 million, or $0.61 per share (diluted) compared with net income of $3,079 million, or $0.96 per share (diluted) in the same period last year. Included in last year's results is a $1,308 million (or $0.41 per share-diluted) cumulative effect of accounting change related to Lucent's pension and postretirement benefits (see Note 4). Lucent's income before the cumulative effect of the accounting change was $1,771 million (or $0.55 per share-diluted) for the six months ended March 31, 1999.

Net income for the current quarter includes $11 million ($7 million, after-tax) of purchased in-process research and development ("IPRD") expenses related to the acquisition of VTC Inc. Net income for the year-ago quarter includes $18 million ($15 million, after-tax) of purchased IPRD expenses related to the acquisitions of WaveAccess, Sybarus, and Enable Semiconductor's Ethernet LAN business; a $24 million reversal of purchased IPRD related to Stratus (non-tax impacting); and $7 million of merger-related costs associated with the acquisition of VitalSigns (non-tax impacting). In addition, net income for the six-month period ended March 31, 2000 includes a gain of $189 million, pre-tax ($115 million, after-tax) associated with the sale of an equity investment and a pre-tax charge of $61 million ($40 million, after-tax) to operating expenses primarily associated with the mergers with International Network Services ("INS"), Excel Switching Corp. and Xedia Corporation. Net income for the prior-year six-month period also includes $296 million ($287 million, after-tax) of purchased IPRD expenses primarily related to the acquisitions of Stratus and Quadritek.

On March 1, 2000, Lucent announced plans to spin-off to shareowners its PBX, SYSTIMAX(R) structured cabling and LAN-based data businesses, forming a separate company that will focus directly and independently on the enterprise networking market. The spin-off is expected to be accomplished through a tax-free distribution of shares to Lucent's shareowners. Lucent anticipates the spin-off should be completed by the close of its fourth fiscal quarter, which ends September 30, 2000. It is anticipated that the new enterprise company will take a one-time charge for restructuring expenses. The spin-off is subject to several conditions, including receipt of a favorable tax ruling (see Note 2). In addition, during the quarter, Lucent completed the sale of its remaining consumer products business (see Note 3).

On May 3, 2000, Lucent announced that it is seeking a buyer for its Power Systems business, a leading supplier of power products for the telecommunications and computer industries. Lucent's Power Systems, which is headquartered in Mesquite, Texas, has 4,700 employees working in 30 locations around the world. Lucent expects to begin discussions with potential buyers shortly and expects to identify a buyer within six months.

--------------------------------------
(R) Registered trademark of Lucent

 18                                                         Form 10-Q - Part I

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


On April 19, 2000, Lucent announced that it will be changing its global manufacturing strategy by expanding its relationships with contract manufacturing partners and focusing its internal manufacturing operations on high-end process manufacturing and systems integration, including new product introductions, supply chain management, and system testing. Lucent estimates that most of the transition will be completed in the 18 to 24 months following the announcement.

Reference is made to Notes 1 and 10 of Notes to Consolidated Financial Statements for information regarding certain acquisitions and subsequent events.


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

Historically, revenues and earnings had been higher in the first fiscal quarter primarily because many of Lucent's large customers delayed a disproportionate percentage of their capital expenditures until the fourth quarter of the calendar year (Lucent's first fiscal quarter). Lucent took measures to manage the seasonality of its business by changing the date on which its fiscal year ends to September 30 beginning September 30, 1996, and its compensation programs for employees, which resulted in a somewhat more uniform distribution of revenues and earnings throughout the year. The Company expects to see further shifts in seasonality as market conditions, industry-buying patterns and the composition of its customer base continue to change.

Historically, the purchasing behavior of Lucent's largest customers has been characterized by the use of fewer, larger contracts. These contracts typically involve longer negotiating cycles, require the dedication of substantial amounts of working capital and other resources, and in general require costs that may substantially precede the recognition of associated revenues. Moreover, in return for larger, longer-term purchase commitments, customers often demand more stringent acceptance criteria, which can also cause revenue recognition delays. Lucent has increasingly provided or arranged long-term financing for customers as a condition to obtain or bid on infrastructure projects. Certain multiyear contracts involve new

 19                                                         Form 10-Q - Part I

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

technologies that may not have been previously deployed on a large-scale commercial basis. On its multiyear contracts, Lucent may incur significant initial cost overruns and losses that are recognized in the quarter in which they become ascertainable. Further, profit estimates on such contracts are revised periodically over the lives of the contracts, and such revisions can have a significant impact on reported earnings in any one quarter.

Historically, a limited number of customers have provided a substantial portion of Lucent's total revenues. These customers include AT&T, which continues to be a significant customer, and the Regional Bell Operating Companies ("RBOCs"). The communications industry is experiencing a consolidation of both U.S. and non-U.S. companies. The loss of any of these customers, or any substantial reduction in orders by any of these customers, could materially adversely affect the Company's operating results. Changes in implementation plans by customers inside and outside the United States could lead to delays in network deployments by enterprises and service providers which could impact future results.

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

 20                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


RESULTS OF OPERATIONS

REVENUES

Total revenues increased 16.8% to $10,256 million in the quarter compared with the same quarter of 1999, and 8.2% to $20,161 million for the six months compared to the same period in 1999, respectively, due to increases in sales from Service Provider Networks and Microelectronics and Communications Technologies partially offset by decreases in sales from Enterprise Networks. For the quarter, sales within the United States increased 10.8% compared with the same quarter last year. Sales outside the United States increased 31.8% compared with the same quarter last year, with revenue growth in all major regions. Sales outside of the United States represented 31.9% of revenues for the current quarter as compared to 28.3% of revenues for the same quarter last year. For the six months, sales within the United States increased 8.1% and sales outside the United States increased 8.6% compared with the same period in 1999. Sales outside of the United States represented 32.4% of revenues for the six months ended March 31, 2000 as compared to 32.3% of revenues for the same period in 1999.

The following table presents Lucent's revenues by segment and the approximate percentage of total revenues for the three and six months ended March 31, 2000 and 1999:

                                        Three Months                 Six Months
                                            Ended                      Ended
                                           March 31,                  March 31,
  Dollars in Millions               ----------------------     ----------------------
                                      2000          1999          2000         1999
                                     -------       -------       -------      -------
Service Provider Networks            $ 6,470  63%  $5,251  60%  $12,686  63%  $11,620  62%
Enterprise Networks                    1,950  19    2,113  24     3,955  20     4,042  22
Microelectronics and Communications
  Technologies                         1,741  17    1,264  14     3,250  16     2,550  14
Other and Corporate                       95   1      155   2       270   1       413   2
Total Lucent                         $10,256 100%  $8,783 100%  $20,161 100%  $18,625 100%

Revenues from SERVICE PROVIDER NETWORKS increased $1,219 million, or 23.2% in the quarter compared with the same quarter in 1999 and $1,066 million, or 9.2% in the six months compared with the same period in 1999. These increases were driven by sales of wireless systems, service provider Internet infrastructure, optical networking equipment and NetworkCare(R) Professional Services. The increase for the six-month period was partially offset by faster than anticipated shifts in customers' purchases of new optical systems, resulting in manufacturing capacity and deployment constraints in the three months ended December 31, 1999 and lower than expected software revenues.

 21                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


Revenues generated from service providers in the United States increased 13.7% for the quarter and 10.1% for the six months compared to the same periods in 1999, and included revenue gains from sales to RBOCs and competitive local exchange carriers. Sales generated outside the United States increased 47.8% over the year-ago quarter, reflecting increases in all regions. For the six months, sales generated outside the United States increased 7.4% over the same prior-year period, reflecting gains in all regions, except Europe/Middle East/Africa. Revenues generated outside the United States represented 33.4% of revenues for the quarter compared with 27.9% for the same quarter of 1999 and 34.1% of revenues for the six months compared with 34.6% for the same period in 1999.

Revenues from ENTERPRISE NETWORKS decreased $163 million, or 7.7% in the quarter compared with the same quarter in 1999 and $87 million, or 2.2% in the six months compared with the same period in 1999. Decreased sales of messaging systems and Systimax(R) structured cabling solutions were partially offset by increased sales of Definity(R) Enterprise Communication Servers, including those with Call Center applications, contributed to the decreased revenue for both the quarter and six-month period. Revenues within the United States decreased 10.4% for the quarter compared with the same quarter of 1999 and 4.2% for the six months compared with the same period in 1999. Revenues generated outside the United States increased by 2.0% for the quarter and 5.5% for the six months, with revenue growth in the Asia/Pacific and Europe/Middle East/Africa regions, as well as Canada for the six-month period. Revenues generated outside the United States represented 24.3% of revenues for the quarter compared with 22.0% in the same quarter in 1999 and 22.5% for the six months compared with 20.9% for the same period in 1999.

Revenues from MICROELECTRONICS AND COMMUNICATIONS TECHNOLOGIES increased $477 million, or 37.7% in the quarter compared with the same quarter in 1999, and $700 million, or 27.5% in the six months compared with the same period in 1999. These increases were driven by sales of optoelectronic components and optical fiber, power systems, and customized chips for high-speed communications and data networking systems. Revenues within the United States increased 55.8% for the quarter compared with the same quarter of 1999 and 37.8% for the six months compared with the same period in 1999. Revenues generated outside the United States increased by 14.7% for the quarter and 14.8% for the six months, with revenue growth in all major regions, except the Europe/Middle East/Africa region for the quarter. Revenues generated outside the United States represented 36.6% of revenues for the quarter compared with 43.9% in the same quarter in 1999 and 40.4% for the six months compared with 44.9% for the same period in 1999.

Revenues from OTHER AND CORPORATE decreased $60 million compared with the year-ago quarter and $143 million compared with the year-ago six month period. These decreases were primarily due to lower revenues from the Company's consumer products business (see Note 3).

 22                                                        Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


COSTS AND GROSS MARGIN

Total costs increased by $1,393 million, or 30.6% compared with the year-ago quarter and $2,022 million, or 22.0% compared with year-ago six-month period. As a percentage of revenue, gross margin decreased to 42.1% from 48.2% in the year-ago quarter and to 44.5% from 50.7% in the year-ago six-month period, respectively. These decreases are primarily due to a ramp-up of costs associated with the introduction and implementation of new products and a change in product mix, including lower software revenues.

OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses as a percentage of revenues were 19.8% for the quarter and the six-month period, a decrease of 3.6 percentage points compared with 23.4% for the same quarter in 1999, and a decrease of 1.7 percentage points for the six-month period compared with 21.5% for the same period in 1999. SG&A expenses decreased $28 million, or 1.4% compared with the same year-ago quarter and were essentially flat comparing the six-month periods. Included in the current six-month period expense is $61 million ($40 million, after-tax) primarily associated with the mergers of INS, Excel and Xedia.

Amortization expense associated with goodwill and existing technology was $63 million for the quarter compared with $91 million for the same quarter in 1999 and $127 million for the six-month period compared with $150 million for the same period in 1999. Excluding the amortization of goodwill and existing technology, SG&A expenses as a percentage of revenues were 19.2% for the quarter and the six month period, a decrease of 3.2 percentage points and 1.4 percentage points, respectively, compared with 22.4% and 20.6% for the corresponding periods in 1999.

Research and development ("R&D") expenses represented 10.7% of revenues for the quarter compared with 14.0% of revenues for the same quarter of 1999. For the six months, R&D expenses represented 10.3% of revenues compared with 12.0% for the same period of 1999.

R&D expenses decreased $132 million, or 10.7%, during the quarter compared with the same quarter of 1999 and $167 million, or 7.4%, during the six-month period compared with the same period of 1999. This decrease was attributable to efficiencies in Lucent's research and development processes as well as increases in the capitalization of software expenses.

Purchased IPRD expenses for the quarter were $11 million, reflecting the charges associated with the acquisition of VTC, compared with income of $6 million, reflecting an $18 million charge related to the acquisitions of WaveAccess, Sybarus, and Enable Semiconductor's Ethernet LAN business offset by a $24 million reversal of purchased IPRD related to Stratus. Purchased IPRD expenses for the six months were $11 million, related to the VTC acquisition as compared to $290 million related primarily to the acquisitions of WaveAccess, Sybarus, Enable Semiconductor's Ethernet LAN business, Stratus and Quadritek for the same period of 1999. The 1999 period also included the $24 million reversal related to Stratus.

 23                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


OTHER

Other income(expense)- net for the quarter increased $83 million to $31 million from an expense of $52 million in the year-ago quarter. For the six months other income (expense)- net increased $222 million to $286 million from $64 million in the year-ago period, resulting primarily from gains from the sale of various equity securities, including a $189 million gain from the sale of an equity investment, partially offset by fees associated with certain customer financing transactions.

Interest expense for the quarter increased $4 million to $99 million compared with the same quarter in 1999 and for the six months increased $24 million to $197 million compared with the same period of 1999. The increases in interest expense are due to higher debt levels associated with long-term notes for the current periods compared with the same periods in 1999.

The effective income tax rate of 32.0% for the quarter decreased from 33.7% for the prior year quarter. Excluding one-time costs associated with the VTC acquisition in 2000 and the Stratus, Enable, Sybarus, WaveAccess, and VitalSigns acquisitions in 1999, the effective income tax rate is 32.1% for the quarter compared with 34.0% in the prior year quarter. This decrease was primarily due to the tax impact of foreign activity.

The effective income tax rate of 32.4% for the six months decreased from 37.0% for the year ago period. Excluding one-time merger related costs in 1999 and 2000 and the gain related to the sale of an equity investment in 2000, the effective income tax rate is 32.0% for the six months compared with 33.8% in the same year ago period. This decrease was primarily due to increased research tax credits.

CASH FLOWS

Cash provided by operating activities for the six months ended March 31, 2000 was $468 million compared with cash used in operating activities of $1,208 million in the same year-ago period. This increase in cash flows from operating activities was primarily due to higher collections of receivables.

Cash used in investing activities for the six months ended March 31, 2000 was $353 million compared with $1,123 million in the same year-ago period. The reduction in cash used in investing activities was primarily due to increased proceeds from the sales of equity investments as well as the dispositions of businesses, partially offset by increased capital expenditures.

Capital expenditures were $1,240 million and $844 million for the six-month periods ended March 31, 2000 and 1999, respectively. Capital expenditures relate to expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity, and expenditures for efficiency efforts and non-U.S. growth.

 24                                                         Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


Cash used in financing activities for the six months ended March 31, 2000 was $282 million compared with cash provided by financing activities of $2,456 million in the same year-ago period. This decrease in cash provided by financing activities was primarily due to decreased issuances of both short- and long-term debt, partially offset by the increase in proceeds from the issuance of common stock.

FINANCIAL CONDITION

Total assets increased $747 million, or 1.9%, from fiscal year-end 1999. This increase was due to increases in contracts in process, inventories, other assets, prepaid pension costs and property, plant and equipment of $313 million, $257 million, $215 million, $161 million and $156 million, respectively. These increases were partially offset by decreases in other current assets and cash of $249 million and $171 million, respectively. The increase in inventories resulted from the need to meet current and anticipated sales commitments to customers. Other assets increased due largely to the capitalization of internal use software. Other current assets decreased due to the cash settlement from the sale of an equity investment.

Total liabilities decreased $2,899 million, or 11.5% from fiscal year-end 1999. This decrease was due primarily to lower payroll and benefit liabilities due to the pay-out of year-end bonuses and lower debt balances resulting from the payment of debt recorded in connection with the sale of certain customer receivables with recourse.

Working capital, defined as current assets less current liabilities, increased $2,746 million from September 30, 1999, primarily resulting from the decrease in payroll and benefit liabilities and short-term debt and the increase in contracts in process and inventories, partially offset by the decrease in other current assets.

The ratio of total debt to total capital (debt plus equity) was 24.6% at March 31, 2000 compared to 33.6% at September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, Lucent maintained approximately $5.0 billion in credit facilities of which a significant portion is used to support Lucent's commercial paper program. At March 31, 2000, approximately $4.7 billion was unused.

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

As of March 31, 2000, Lucent had made commitments or entered into agreements to extend credit to certain customers, including PCS and wireless operators, for an aggregate of approximately $7.2 billion. Excluding amounts that are not available because the customer has not yet satisfied the conditions precedent for borrowing, at March 31, 2000, approximately $2.6 billion in loan commitments was undrawn and available for borrowing and approximately $1.1 billion had been advanced and was outstanding. In addition, Lucent had made commitments to guarantee customer debt of about $1.5 billion at March 31, 2000. Excluding amounts not available for guarantee because conditions precedent have not been satisfied, approximately $600 million of guarantees was undrawn and available and about $800 million was outstanding on March 31, 2000. As part of the revenue recognition process, Lucent determines whether the receivables under these contracts are reasonably assured of collection based on various factors among which is the ability of Lucent to sell these loans and commitments. Lucent intends to continue pursuing opportunities for the sale of future loans and commitments.

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

 26                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


Certain securities held in Lucent's equity and investment portfolio are subject to equity price risk. Lucent generally does not hedge its equity price risk, however on occasion, may use equity derivative financial instruments which are subject to equity price risks to complement its investment strategies. Lucent has entered into an equity swap agreement, which among the terms included in the agreement, Lucent is obligated to pay to a third party in July 2000 and September 2000 any depreciation in the market value of certain equity securities sold during the three months ended December 31, 1999 or receive any appreciation in such market value. Changes in the market value of this equity swap are reflected in net income.

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

Lucent manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, Lucent, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. Lucent had no interest rate swap agreements in effect as of March 31, 2000 and September 30, 1999. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future.


OTHER - Environmental Matters

See discussion in Note 9 to the Consolidated Financial Statements.

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

 27                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


Future Factors include increasing price and products and services competition by non-U.S. and U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; the achievement of lower costs and expenses; customer demand for the Company's products and services; the ability to successfully integrate the operations and business of acquired companies; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in the use of large, multiyear contracts; the cyclical nature of the Company's business; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including interest rate and currency exchange rate fluctuations and other Future Factors.

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

Lucent has in place a joint European-United States team representing affected functions within the Company. This team is evaluating Euro-related issues affecting the Company that include its pricing/marketing strategy, conversion of information technology systems, existing contracts and currency risk and risk management in the participating countries. The Euro conversion may affect cross-border competition by creating cross-border price transparency.

Lucent will continue to evaluate issues involving introduction of the Euro as further accounting, tax and governmental legal and regulatory guidance is available. Based on current information and Lucent's current assessment, Lucent does not expect that the Euro conversion will have a material adverse effect on its business or financial condition.

Employee Relations:
On March 31, 2000, Lucent employed approximately 151,000 persons, including 77.2% located in the United States. Of these domestic employees, approximately 38% are represented by unions, primarily the Communications Workers of America ("CWA")and the International Brotherhood of Electrical Workers ("IBEW"). Lucent has agreements with the CWA and IBEW expiring May 31, 2003.

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

Legal Proceedings and Environmental:
See discussion above in Note 9 - COMMITMENTS AND CONTINGENCIES.

RECENT PRONOUNCEMENTS

Effective October 1, 1999, Lucent adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). As a result, certain costs of computer software developed or obtained for internal use have been capitalized and will be amortized over a three-year period. The impact of adopting SOP 98-1 was a reduction of costs and operating expenses of $68 million and $148 million during the three and six months ended March 31, 2000, respectively.

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company is currently evaluating the impact of SAB No. 101 to determine what effect, if any, it could have on our financial position and results of operations.

 30                                                         Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

SUPPLEMENTAL PRO FORMA ONGOING LUCENT FINANCIAL INFORMATION
(Supplemental Pro Forma net income excludes one-time acquisition and merger-related costs and amortization of goodwill and acquired technology)

The following table presents supplemental pro forma financial information for Ongoing Lucent operations, which excludes the parts of the enterprise networks business that are expected to be spun off by September 30, 2000, and the consumer products business, which was sold during the current quarter. In addition, this supplemental pro forma information excludes purchased IPRD of $11 million ($7 million, after-tax) related to the acquisition of VTC in the current quarter and $18 million ($15 million, after-tax) of purchased IPRD expenses related to the acquisitions of WaveAccess, Sybarus, and Enable Semiconductor's Ethernet LAN business, a $24 million reversal of purchased IPRD related to Stratus (non-tax impacting), and $7 million of merger-related costs associated with the acquisition of VitalSigns (non-tax impacting) in the prior-year quarter.

The financial information for Ongoing Lucent operations has been derived from the historical results of operations of total Lucent by excluding the results of operations of the parts of the enterprise networks business(including certain corporate income and expenses) expected to be spun and the consumer products business. The assumptions underlying the financial information may not necessarily reflect the results of operations of the ongoing businesses in the future, or what the results of operations would have been had the ongoing businesses been a separate, stand-alone entity during the periods presented. Lucent is providing the supplemental pro forma financial information presented below because the Company believes it will be meaningful to investors in evaluating Lucent's financial results. This information supplements, but should not be viewed as an alternative to, net income determined in accordance with Generally Accepted Accounting Principles or certain pro forma presentations under Securities and Exchange Commission regulations. This information is based upon the Company's current estimates and understanding of the assets that are expected to be spun and to the extent that the final structure differs, results may change.

                                          * Three Months Ended
  Ongoing Lucent                               March 31,
  Dollars in Millions                    ----------------------
                                          2000            1999
                                         -------        ------
Revenues                                $ 8,325         $6,604
Gross margin                              3,459          3,209
Total operating expenses                  2,386          2,318
Operating income                          1,073            891
Income before income taxes                  945            745
Income tax expenses                         303            253
Net income                                  642            492
Net income per share-diluted               0.20           0.15
Goodwill & acquired technology
  amortization, net                          34             60
Supplemental Pro forma net income           676            552
Supplemental Pro forma net income
  per share-diluted                        0.21           0.17


* Preliminary estimates that are subject to change.

 31                                                          Form 10-Q - Part II
                      Part II - Other Information



Item 4. Submission of Matters to a Vote of Security Holders.

Lucent held its 2000 Annual Meeting of Shareowners on February 16, 2000. At that meeting, shareowners elected Carla Hills as a Director of the Company for a term to expire at the Annual Meeting to be held in the year 2003. In addition, shareowners approved one Company proposal and rejected three shareowner proposals. The director elected and the results of the voting are as follows:

                               Votes                      Votes
                                For                      Withheld
Carla A. Hills             2,576,821,162                46,189,860

                               Votes          Votes                       Broker
                                For          Against       Abstain       Non-votes
Company proposal:
Approve an Amendment
to the Certificate of
Incorporation to
Increase Authorized
Common Stock . . . . . .   2,395,113,456    209,154,979    18,742,587             0

Shareowner proposals:
Eliminate classified
board  . . . . . . . . .     840,639,048  1,072,492,531    50,745,379   659,134,064

Adopt Different
Confidential
Voting Policy  . . . . .     871,480,211  1,040,243,145    52,153,602   659,134,064

Adopt Different
Anti-Slave
Labor Policy . . . . . .     149,449,597  1,621,812,392   192,614,969   659,134,064


Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit Number

      (3)              Certificate of Incorporation

     (12)              Computation of Ratio of Earnings to Fixed Charges

     (27)              Financial Data Schedule

 32                                                          Form 10-Q - Part II
                      Part II - Other Information



(b) Reports on Form 8-K:

     Current Report on Form 8-K dated January 6, 2000 was filed on January 7, 2000 pursuant to Item 5 (Other Events).

     Current Report on Form 8-K dated February 10, 2000 was filed on
     February 11, 2000 pursuant to Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) containing restated financial statements to reflect certain mergers accounted for as pooling of interests.

     Current Report on Form 8-K dated and filed March 1, 2000 pursuant to Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

     Current Report on Form 8-K dated March 9, 2000 was filed on March 10, 2000 pursuant to Item 5 (Other Events) and Item 7 (Financial Statements,
     Pro Forma Financial Information and Exhibits).

 33
                                                         Form 10-Q




                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            Lucent Technologies Inc.




Date May 10, 2000
                                        /s/ James S. Lusk
                                      ------------------------------
                                            James S. Lusk
                                            Senior Vice President and Controller
                                           (Principal Accounting Officer)

 34                                                          Form 10-Q


                                Exhibit Index

Exhibit
Number


 (3) Certificate of Incorporation, as amended effective February 16, 2000 (incorporated by reference to
                  Exhibit 3.1 to Registration Statement on Form S-4, File No. 333-31400)

(12)              Computation of Ratio of Earnings to Fixed Charges

(27)              Financial Data Schedule