Form 10-Q
period 2000-06-30
LUCENT TECHNOLOGIES INC
filed 2000-08-04
CIK 1006240

                     AS FILED WITH THE SEC ON AUGUST 4, 2000



                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q



            X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

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

At June 30, 2000, 3,339,511,932 common shares were outstanding.

2                                                             Form 10-Q - Part I
                         PART 1 - Financial Information
Item 1. Financial Statements

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                  For the Three         For the Nine
                                                  Months Ended          Months Ended
                                                    June 30,              June 30,
                                                 2000        1999         2000      1999
Revenues..................................    $ 8,713     $ 7,403     $ 25,133   $ 22,270
Costs.....................................      4,923       3,830       14,103     10,972
Gross margin..............................      3,790       3,573       11,030     11,298

Operating Expenses:
Selling, general and
  administrative expenses ................      1,494       1,460        4,257      4,061
Research and development expenses ........      1,015       1,062        2,979      3,134
In-process research
 and development expenses.................        863          -           874        289
Total operating expenses..................      3,372       2,522        8,110      7,484

Operating income..........................        418       1,051        2,920      3,814
Other income - net .......................        119          12          351         52
Interest expense..........................         79          97          242        226
Income from continuing operations
 before income taxes......................        458         966        3,029      3,640
Provision for income taxes................        472         344        1,297      1,313

Income(loss)from continuing operations        $   (14)    $   622      $ 1,732    $ 2,327

Income(loss)from discontinued operations
 (net of tax of $(4) and $132 in 2000
  and $92 and $161 in 1999)...............       (287)        141          (29)       207

Income(loss) before cumulative effect
 of accounting change.....................       (301)        763        1,703      2,534

Cumulative effect of accounting change
 (net of income taxes of $842)............          -           -            -      1,308

Net income(loss)..........................    $  (301)    $   763      $ 1,703    $ 3,842

Earnings(loss) per common share - basic:
Income(loss)from continuing operations        $ (0.00)    $  0.20      $  0.54    $  0.75
Income(loss) from discontinued
  operations..............................      (0.09)       0.05        (0.01)      0.07
Cumulative effect of accounting
  change .................................          -           -            -       0.42
Net income(loss)..........................    $ (0.09)    $  0.25      $  0.53    $  1.24

Earnings(loss) per common share - diluted:
Income(loss)from continuing operations        $ (0.00)    $  0.19      $  0.53    $  0.73
Income(loss) from discontinued
  operations .............................      (0.09)       0.05        (0.01)      0.06
Cumulative effect of accounting
  change .................................          -           -            -       0.41
Net income(loss)..........................    $ (0.09)    $  0.24      $  0.52    $  1.20

Dividends declared
  per common share........................    $  0.02     $  0.02      $  0.06    $  0.06



See Notes to Consolidated Financial Statements.

 3                                                            Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


                                          June 30,     September 30,
                                            2000            1999
ASSETS

Cash and cash equivalents..............   $   710        $ 1,686

Receivables less allowances
 of $330 at June 30, 2000
 and $318 at September 30, 1999 .......    10,101          8,799

Inventories............................     4,936          4,240

Contracts in process, net of contract
 billings of $6,138 at
 June 30, 2000 and $5,565 at
 September 30, 1999....................     1,758          1,102

Deferred income taxes - net............     1,511          1,472

Other current assets...................     1,565          1,941

Total current assets...................    20,581         19,240

Property, plant and equipment, net
  of accumulated depreciation of
  $6,983 at June 30, 2000 and
  $6,770 at September 30, 1999.........     6,621          6,219

Prepaid pension costs..................     5,923          5,459

Capitalized software development costs.       576            436

Goodwill and acquired technology, net of
  accumulated amortization of $719 at
  June 30, 2000 and $502 at
  September 30, 1999..................      8,736            960

Other assets...........................     3,308          2,151

Net assets of discontinued operations..       595            907

TOTAL ASSETS...........................   $46,340        $35,372


See Notes to Consolidated Financial Statements.



                                    (CONT'D)

 4                                                            Form 10-Q - Part I

                  LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                         June 30,     September 30,
                                           2000            1999

LIABILITIES

Accounts payable.......................   $ 2,196        $ 2,537
Payroll and benefit-related
  liabilities..........................       995          1,675
Postretirement and postemployment
  benefit liabilities..................        84            113
Debt maturing within one year..........     1,321          1,705
Other current liabilities..............     3,591          3,120

Total current liabilities..............     8,187          9,150

Postretirement and postemployment
  benefit liabilities..................     5,346          5,651
Long-term debt ........................     3,842          4,162
Other liabilities......................     2,835          2,473

Total liabilities .....................    20,210         21,436

Commitments and contingencies

SHAREOWNERS' EQUITY

Preferred stock-par value $1.00 per share
 Authorized shares: 250,000,000
 Issued and outstanding shares: none...         -              -
Common stock-par value $.01 per share
 Authorized shares: 10,000,000,000
 Issued and outstanding shares:
 3,339,511,932 at June 30, 2000
 3,142,537,636 at September 30, 1999...        33             31
Additional paid-in capital.............    18,801          7,994
Guaranteed ESOP obligation.............       (23)           (33)
Retained earnings......................     7,685          6,188
Accumulated other comprehensive
 income (loss).........................      (366)          (244)

Total shareowners' equity..............    26,130         13,936

TOTAL LIABILITIES AND
 SHAREOWNERS' EQUITY...................   $46,340        $35,372


See Notes to Consolidated Financial Statements.

 5                                                            Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                 For the Nine Months
                                                   Ended June 30,
                                                 2000           1999
Operating Activities
Net income...............................     $ 1,703        $ 3,842
Less: income(loss)from discontinued
  operations, net........................         (29)           207
Less: Cumulative effect of accounting
  change.................................           -          1,308
Income from continuing operations........       1,732          2,327
Adjustments to reconcile income from
  continuing operations to net cash used in
  operating activities:
   Business restructuring reversal.......           -            (77)
   Depreciation and amortization.........       1,483          1,172
   Provision for uncollectibles..........         132             40
   Tax benefit from stock options........       1,026            291
   Deferred income taxes                           54            783
   Purchased in-process research and
     development.........................         874             15
   Adjustment to conform pooled
     companies' fiscal years.............          11            170
   Increase in receivables...............      (2,106)        (2,108)
   Increase in inventories
     and contracts in process............      (1,371)        (1,921)
   (Decrease)increase in accounts
     payable.............................        (368)           570
   Changes in other operating assets
     and liabilities.....................        (546)        (1,727)
   Other adjustments for noncash
     items - net.........................      (1,299)          (460)
Net cash used in operating activities
 of continuing operations................        (378)          (925)

Investing Activities
Capital expenditures ....................      (1,760)        (1,312)
Proceeds from the sale or disposal of
  property, plant and equipment..........          23             73
Purchases of investments........... .....        (567)          (756)
Sales or maturity of investments.........         853          1,197
Acquisitions of businesses,
 net of cash acquired....................        (197)          (244)
Dispositions of businesses...............         250             28
Other investing activities - net.........          32            (76)
Net cash used in investing activities
  of continuing operations...............      (1,366)        (1,090)



See Notes to Consolidated Financial Statements.
                                    (CONT'D)

 6                                                          Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (CONT'D)
                              (Dollars in Millions)
                                   (Unaudited)

                                                 For the Nine Months
                                                    Ended June 30,
                                                  2000          1999
Financing Activities
Repayments of long-term debt ............        (404)            (8)
Issuance of long-term debt...............          61          1,842
Proceeds from issuance of common stock...       1,165            484
Dividends paid...........................        (190)          (160)
S-Corp distribution to stockholder                  -            (40)
(Decrease)increase in short-term
  borrowings - net.......................        (110)           806
Net cash provided by financing
 activities of continuing operations.....         522          2,924

Effect of exchange rate
  changes on cash........................         (38)            (5)

Net cash provided by (used in)
 discontinued operations.................         284           (628)

Net (decrease) increase in cash and
  cash equivalents of continuing operations      (976)           276

Cash and cash equivalents
  at beginning of year...................       1,686          1,144

Cash and cash equivalents
  at end of period.......................     $   710        $ 1,420


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

On October 15, 1999, Lucent merged with International Network Services ("INS"). On November 3, 1999, Lucent merged with Excel Switching Corporation. These mergers have been accounted for under the "pooling-of-interests" method of accounting and the consolidated financial statements of Lucent were restated for all periods prior to the mergers to include the accounts and operations of INS and Excel.

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

The reported results of operations and cash flows for interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited restated consolidated financial statements and notes thereto for the year ended September 30, 1999 included in Exhibit 99.1 to the Company's Form 8-K (filed February 11, 2000).

The consolidated financial statements presented have been restated to reflect the two-for-one split of Lucent's common stock which became effective on April 1, 1999. Certain prior period amounts have been reclassified to conform to the current period presentation.

2. DISCONTINUED OPERATIONS

Pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"("APB 30"), the consolidated financial statements of Lucent have been reclassified to reflect the expected spin-off of the enterprise networks business. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of the enterprise networks business to be spun off have been segregated in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results, net assets and net cash flows of this business have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

 8                                                            Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

Summarized financial information for the discontinued operations is as follows:


                                           For the Three          For the Nine
                                            Months Ended          Months Ended
                                             June 30,                June 30,
                                           2000     1999         2000      1999
Revenues.............................   $ 1,869  $ 2,038      $ 5,610   $ 5,796
Income from Discontinued Operations*
 (after applicable income taxes of
  $24 and $160 in 2000 and $92 and
  $161 in 1999)......................        45      141          303       207
Loss on Disposal of Business** (after
  applicable income tax benefit of
  $28 for the three and nine
  months of 2000)....................      (332)       -         (332)        -
Income(loss)from discontinued
  operations.........................      (287)     141          (29)      207



                                             At June 30, 2000   At September 30, 1999
Current Assets.......................            $ 2,679                $ 3,043
Total Assets.........................              4,655                  4,955
Current Liabilities..................              2,750                  2,758
Total Liabilities....................              4,060                  4,048
Net assets of discontinued
   operations........................                595                    907


*Income from discontinued operations includes an allocation of Lucent's interest expense totaling $14 and $23 for the three months ended June 30, 2000 and 1999, respectively, and $48 and $68 for the nine months ended June 30, 2000 and 1999, respectively. Approximately $800 and $1,161 of commercial paper has been allocated to discontinued operations, based on the amount of debt expected to be assumed by the enterprise networks business upon spin-off adjusted for cash flow activity, and is reflected in the net assets of discontinued operations at June 30, 2000 and September 30, 1999, respectively.

**The loss on disposal of the enterprise networks business recorded in the Company's results for the quarter and nine months ended June 30, 2000 reflects the estimated costs directly associated with the disposition, partially offset by the estimated net earnings of the enterprise networks business through the planned spin date of September 30, 2000. The costs reflect those components of the enterprise networks business reorganization plan, including an estimated business restructuring charge expected to be recorded by September 30, 2000 along with estimated transaction costs for the spin-off. Major components of the reorganization plan are expected to include employee separation, real estate consolidation and computer information costs. This charge does not include additional restructuring projects and other contractual obligations which are still being developed or assessed.

 9                                                            Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

3. ACQUISITIONS

The following table presents information about certain acquisitions by Lucent in the nine months ended June 30, 2000. All the acquisitions were accounted for under the purchase method of accounting, and the acquired technology valuation included existing technology, purchased in-process research and development and other intangibles. All charges were recorded in the quarter in which the transaction was completed. On a proforma basis, if the following acquisitions had occurred on October 1, 1999, the amortization of goodwill and acquired technology would have increased by approximately $755 for the nine months ended June 30, 2000.

                                                                                             Amortization Period (in years)
                                                                               Purchased    ---------------------------------
             Acquisition     Purchase                Existing     Other         IPRD                  Existing       Other
                 Date         Price       Goodwill  Technology  Intangibles  (after-tax)   Goodwill  Technololgy   Intangibles

Chromatis(1)   6/28/00       $4,756        $4,218      n/a         $186         $428         7         n/a           2-7
                         Stock & options
Herrmann(2)    6/16/00          432           384       52           16           34         8           7             7
                         Stock & options
Ortel(3)       4/27/00        2,998         2,554      171           24          307         9         7.5           4-9
                         Stock & options
Agere(4)       4/20/00          377           303      n/a          n/a           94         7         n/a           n/a
                         Stock & options
DeltaKabel(5)   4/5/00           52            56      n/a          n/a          n/a         6         n/a           n/a
                               Cash
VTC Inc.(6)    3/17/00          104            46       31            7            7         7           5             7
                               Cash


(1) Chromatis Networks Inc. was a supplier of in metro optical networking systems.
(2) Herrmann Technology, Inc. was a supplier of devices for next-generation dense wavelength division multiplexing (DWDM) optical networks.
(3) Ortel Corporation was a developer of optoelectronic components for cable TV networks.
(4) Agere, Inc. was a developer of programmable network processor technology.
(5) DeltaKabel Telecom cv was a developer of cable modem and Internet protocol
    (IP) telephony solutions for the European market.
(6) VTC Inc. was a supplier of semiconductor components to computer hard disk drive manufacturers.
n/a Not applicable.

In connection with the acquisition of Chromatis, certain key employees are entitled to receive additional Lucent common shares based on the achievement of specified milestones. Such shares, if distributed, will be recorded as compensation expense.

In connection with the acquisition of Herrmann, certain stockholders are entitled to receive additional Lucent common shares based on the achievement of specified milestones. If distributed, a portion will be recorded as compensation expense and a portion will be recorded as additional goodwill.

Included in the purchase price for the above acquisitions was purchased in-process research and development, which was a non-cash charge to earnings as this technology had not reached technological feasibility and had no future alternative use. The remaining purchase price was allocated to tangible assets and intangible assets, including goodwill and existing technology, less liabilities assumed.

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

Revenues were estimated based on relevant market size and growth factors, expected industry trends, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses, income taxes, and charges for the use of contributory assets were deducted from estimated revenues to determine estimated after-tax cash flows for each project. Estimated operating expenses include cost of goods sold; selling, general and administrative expenses; and research and development expenses. The research and development expenses include estimated costs to maintain the products once they have been introduced into the market and generate revenues and costs to complete the in-process research and development.

The discount rates utilized to discount the projected cash flows were based on consideration of Lucent's weighted average cost of capital, as well as other factors including the useful life of each project, the anticipated profitability of each project, the uncertainty of technology advances that were known at the time and the stage of completion of each project.

Management is primarily responsible for estimating the fair value of the assets and liabilities acquired, and has conducted due diligence in determining the fair value. Management has made estimates and assumptions that affect the reported amounts of assets, liabilities and expenses resulting from such acquisitions. Actual results could differ from those amounts.

TeraBeam Corporation
--------------------
On April 9, 2000, Lucent and TeraBeam Corporation entered into an agreement to develop TeraBeam's fiberless optical networking system that provides high-speed data networking between local and wide area networks. Under the agreement, Lucent paid cash and contributed research and development assets, intellectual property, and free-space optical products, valued in the aggregate at $450. Lucent owns 30 percent of the venture that will develop the fiberless optical networking system, which is accounted for under the equity method of accounting. Lucent will also be a preferred supplier of optical components, networking equipment and professional services to TeraBeam. In addition, under certain conditions, Lucent will have the right to purchase TeraBeam's equity interest in the venture. A total of $189 was allocated to goodwill and other identified intangible assets to be amortized over 5 years.

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

The cumulative effect of this accounting change related to periods prior to fiscal year 1999 of $2,150 ($1,308 after-tax, or $0.42 and $0.41 per basic and diluted share, respectively) is a one-time, non-cash credit to fiscal 1999 earnings.

5. COMPREHENSIVE INCOME

Comprehensive income represents net income plus the results of certain shareowners' equity changes not reflected in the Statements of Income. The components of comprehensive income, net of tax, are as follows:

                               Three Months Ended       Nine Months Ended
                                    June 30,                June 30,
                                 2000       1999         2000       1999
                              --------------------   -------------------
Net income(loss)............. $  (301)     $   763     $ 1,703   $ 3,842

Other comprehensive
 income(loss):
 Foreign currency translation
    adjustments..............     (37)         (38)        (96)      (83)
 Unrealized holding gains
    (losses) arising during
    the period...............     (25)         189         (26)      187
  Minimum pension liability
    adjustment...............       -            -           -         7
                              -------      -------     -------   -------
Comprehensive income(loss).. $   (363)     $   914     $ 1,581   $ 3,953
                              -------      -------     -------   -------


 12                                                           Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

The after-tax components of accumulated other comprehensive income (loss) are as follows:

                                                                              Total
                                                                            Accumulated
                                    Foreign                   Minimum         Other
                                   Currency     Unrealized    Pension      Comprehensive
                                  Translation    Holding     Liability        Income/
                                   Adjustment     Gains      Adjustment       (Loss)
                                   ----------    --------    ----------     ---------
Accumulated other comprehensive
 income(loss) at
 September 30, 1999............    $ (313)       $   79       $  (10)        $ (244)
Current period change..........       (96)          156            -             60
Reclassification adjustments
 (net of tax of $118)..........         -          (182)           -           (182)
Accumulated other comprehensive    -------      -------      -------        -------
 income(loss) at June 30, 2000.    $ (409)       $   53       $  (10)        $ (366)
                                   -------      -------      -------        -------


The foreign currency translation adjustments are not currently adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries.

6. SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories at June 30, 2000 and September 30, 1999 were as follows:


                                         June 30,       September 30,
                                          2000              1999
                                     --------------    ---------------
     Completed goods ...............    $ 2,568           $ 2,374
     Work in process and
       raw materials................      2,368             1,866
                                        --------           --------
     Total inventories .............    $ 4,936           $ 4,240
                                        --------           --------


7. EARNINGS PER COMMON SHARE

Basic earnings(loss) per common share was calculated by dividing net income(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings(loss) per share was calculated by dividing net income(loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares had been issued. As a result of the net loss reported for the three month period ended June 30, 2000, potentially dilutive securities have been excluded from the calculation of diluted earnings(loss) per share for that period because their effect would be anti-dilutive.

 13                                                           Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

The following table reconciles the number of shares utilized in the earnings per share calculations for the three and nine-month periods ended June 30, 2000 and 1999:


                                          Three Months Ended        Nine Months Ended
                                               June 30,                  June 30,
                                           2000       1999          2000       1999
                                        ----------------------  ---------------------
Number of Shares (in millions)
----------------------------------
Common shares - basic.............        3,242.3    3,108.1      3,193.3    3,093.1

Effect of dilutive securities:
 Stock options....................              0      115.5         99.1      107.5
 Other............................              0        6.8          5.2        7.8

Common shares - diluted...........        3,242.3    3,230.4      3,297.6    3,208.4

Potentially dilutive securities
excluded from computation of earnings
(loss) per share - diluted

 Stock options....................           83.7          -            -          -
 Other............................            5.2          -            -          -


Options excluded from the
computation of earnings per
share - diluted since option
exercise price was greater than
the average market price of the
common shares for the period......           58.1        1.7         22.7        3.9



8.  OPERATING SEGMENTS

Lucent adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," beginning with its financial statements for the fiscal year ended September 30, 1999. This standard requires disclosure of segment information on the same basis used internally for evaluating segment performance and for deciding how to allocate resources to segments.

As described in Note 2, Lucent has reclassified the results of operations of its enterprise networks business as discontinued operations. The enterprise networks business was previously disclosed as a separate operating segment. The segment data included below has been restated to exclude amounts related to the enterprise networks business.

Lucent operates in the global telecommunications networking industry and has two reportable operating segments: Service Provider Networks ("SPN") and Microelectronics and Communications Technologies ("MCT"). SPN provides public networking systems and software to telecommunications service providers and public network operators around

 14                                                           Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

the world. MCT designs and manufactures high-performance integrated circuits, power systems and optoelectronic components for applications in the communications and computing industries. MCT also includes network products, new ventures and intellectual property.

The two reportable operating segments are strategic market units that offer distinct products and services. These segments were determined based on the customers and the markets that Lucent serves. Each market unit is managed separately as each operation requires different technologies and marketing strategies. Intersegment transactions that occur are based on current market prices and all intersegment profit is eliminated in consolidation.

Performance measurement and resource allocation for the reportable operating segments are based on many factors. The primary financial measure used is Operating income, exclusive of goodwill and existing technology amortization, and of purchased in-process research and development and other costs from business acquisitions (acquisition/integration-related costs).

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


                                                        Three Months          Nine Months
                                                           Ended                Ended
                                                          June 30,             June 30,
                                                        2000     1999       2000    1999
   EXTERNAL REVENUES                                 ------------------   ----------------
Service Provider Networks                            $ 6,885   $ 5,923    $20,030  $18,002
Microelectronics and Communications Technologies       1,809     1,306      4,814    3,680
  Total reportable segments                            8,694     7,229     24,844   21,682
Other and corporate                                       19       174        289      588
   Total External Revenues                           $ 8,713   $ 7,403    $25,133  $22,270

   INTERSEGMENT REVENUES
Service Provider Networks                            $    83   $    52    $   184  $   141
Microelectronics and Communications Technologies         347       331        943      955
  Total reportable segments                              430       383      1,127    1,096
Other and corporate                                     (430)     (383)    (1,127)  (1,096)
   Total Intersegment Revenues                       $     -   $     -    $     -  $     -

   TOTAL REVENUES
Service Provider Networks                            $ 6,968   $ 5,975    $20,214  $18,143
Microelectronics and Communications Technologies       2,156     1,637      5,757    4,635
  Total reportable segments                            9,124     7,612     25,971   22,778
Other and corporate                                     (411)     (209)      (838)    (508)
   Total Revenues                                    $ 8,713   $ 7,403    $25,133  $22,270


 15                                                           Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

   OPERATING INCOME
Service Provider Networks                          $ 1,024   $   949    $ 3,139  $ 3,710
Microelectronics and Communications Technologies       339       169        930      622
  Total reportable segments (a)                      1,363     1,118      4,069    4,332
Acquisition/integration-related costs                 (863)      (81)      (935)    (378)
Goodwill and existing technology amortization         (118)      (46)      (216)    (137)
Other and corporate                                     36        60          2       (3)
Operating income                                       418     1,051      2,920    3,814
Other income--net                                      119        12        351       52
Interest expense                                       (79)      (97)      (242)    (226)
  Income before income taxes                      $    458   $   966    $ 3,029  $ 3,640



(a) Segment operating income excludes goodwill and existing technology amortization, and acquisition/integration-related costs.

9. COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under government laws and regulations related to environmental, litigation under federal securities laws and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2000 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent in addition to that provided for at June 30, 2000 would not be material to the annual consolidated financial statements.

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

 16                                                           Form 10-Q - Part I

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites which typically range from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third party environmental studies, estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third party indemnity claims. In those cases where insurance carriers or third party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at June 30, 2000 cannot be estimated.


10. SUBSEQUENT EVENTS

Spin-Off of Microelectronics Business
-------------------------------------
On July 20, 2000, Lucent announced plans to spin off its microelectronics business, which includes the optoelectronics components and integrated circuits
(IC) divisions, into a separate, new company to be named later. Lucent is planning an initial public offering (IPO) for up to 20 percent of the new company in the quarter ended March 31, 2001 and intends to spin off the remaining shares in a tax-free distribution by the summer of 2001. Lucent intends to seek a ruling from the Internal Revenue Service with respect to the tax-free treatment of the spin-off. The spin-off is subject to certain conditions, including a favorable tax ruling. Lucent expects to take a business restructuring charge associated with the redesign of its business.

Spring Tide Networks
--------------------
On July 25, 2000, Lucent announced an agreement to acquire Spring Tide Networks, a privately-held Maynard, Massachusetts-based leader in network switching equipment, for approximately 26.8 million shares and options. Based on Lucent's closing share price on July 24, 2000, the transaction would be worth approximately $1,300. Lucent expects to account for the acquisition under the purchase method of accounting. The purchase is expected to result in a one-time charge against earnings of an accounting write-off assigned to in-process research and development. The Company expects the acquisition to be completed in the quarter ending September 30, 2000.

 17                                                           Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On a total basis, Lucent reported a net loss of $301 million, or $0.09 loss per share (diluted) for the quarter ended June 30, 2000. This compares with year-ago quarterly net income of $763 million, or $0.24 per share (diluted). The net loss of $301 million includes a $287 million net loss ($0.09 per share) from discontinued operations. The $287 million net loss is comprised of $45 million of net income from discontinued operations for the quarter and a $332 million net loss on disposal of the enterprise networks business. This loss reflects the estimated costs directly associated with the disposition, partially offset by the estimated net earnings of the enterprise networks business through the planned spin date of September 30, 2000. The costs reflect those components of the enterprise networks business reorganization plan, including an estimated business restructuring charge, expected to be recorded by September 30, 2000 along with estimated transaction costs for the spin-off. Major components of the reorganization plan are expected to include employee separation, real estate consolidation and computer information costs. This charge does not include additional restructuring projects and other contractual obligations which are still being developed or assessed.

DISCONTINUED OPERATIONS

On March 1, 2000, Lucent announced plans to spin off its enterprise networks business to shareowners, forming a separate company that will focus directly and independently on the enterprise networking market. The new company will be called Avaya Inc.

The spin-off is expected to be accomplished through a tax-free distribution of shares to Lucent's shareowners. Lucent anticipates the spin-off should be completed on September 30, 2000.

Lucent has reclassified its Consolidated Financial Statements pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"),to reflect the expected spin-off of the enterprise networks business. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of the enterprise networks business to be spun off have been segregated in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results, net assets and net cash flows of this business have been reported as "Discontinued Operations"in the accompanying consolidated financial statements. In addition, income(loss) from discontinued operations includes an allocation of Lucent's interest expense. Approximately $800 million and $1,161 million of commercial paper has been allocated to discontinued operations, based on the amount of debt expected to be assumed by the enterprise networks business upon spin-off adjusted for cash flow activity, and is reflected in the net assets of discontinued operations at June 30, 2000 and September 30, 1999, respectively.

 18                                                           Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues from the enterprise networks business decreased $169 million, or 8.3% in the quarter compared with the same quarter in 1999 and $186 million, or 3.2% in the nine months compared with the same period in 1999. Decreased sales of communications solutions, including Definity (R) Enterprise Communication Servers, messaging systems, express solutions and installation services contributed to the decreased revenue for the quarter. Decreased sales of communications solutions, including messaging systems, express solutions and installation services, as well as decreased sales in Systimax(R)structured cabling systems contributed to the decrease for the nine month period. Revenues within the United States decreased 12.3% for the quarter compared with the same quarter of 1999 and 6.0% for the nine months compared with the same period in 1999. Revenues generated outside the United States increased by 10.0% for the quarter and 8.7% for the nine months, with revenue growth led by the Asia/Pacific region for both periods. Revenues generated outside the United States represented 21.4% of revenues for the quarter compared with 17.8% in the same quarter in 1999 and 21.2% for the nine months compared with 18.9% for the same period in 1999.

The loss on disposal of the enterprise networks business recorded in the Company's results for the quarter and nine months ended June 30, 2000 reflects the estimated costs directly associated with the disposition, partially offset by the estimated net earnings of the enterprise networks business through the planned spin date of September 30, 2000. The costs reflect those components of the enterprise networks business reorganization plan, including an estimated business restructuring charge expected to be recorded by September 30, 2000 along with estimated transaction costs for the spin-off. Major components of the reorganization plan are expected to include employee separation, real estate consolidation and computer information costs. This charge does not include additional restructuring projects and other contractual obligations which are still being developed or assessed.

The discontinued operations financial information presented by Lucent will differ from the information reported by Avaya because of different assumptions and allocations required to be made by the two companies.

The following discussion will focus on Lucent's results from continuing operations.

HIGHLIGHTS

Lucent reported a loss from continuing operations of $14 million, or $0.00 per share (diluted) for the quarter ended June 30, 2000, Lucent's third quarter of fiscal 2000. This compares with year-ago quarterly income from continuing operations of $622 million, or $0.19 per share (diluted). For the nine months ended June 30, 2000, Lucent reported income from continuing operations of $1,732 million, or $0.53 per share (diluted) compared with income from continuing operations of $2,327 million, or $0.73 per share (diluted) in the same period last year.

The loss from continuing operations for the current quarter includes $863 million (non-tax impacting) of purchased in-process research and development ("IPRD") expenses related to the acquisitions of Chromatis Networks, Herrmann Technology, Ortel Corporation and Agere, Inc. Income from continuing operations for the year-ago quarter includes a charge of $81 million (non-tax impacting) to operating expenses associated with the mergers with Ascend and RAScom, Inc. In addition, income from

 19                                                           Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

continuing operations for the nine-month period ended June 30, 2000 includes $11 million ($7 million, after-tax) of IPRD expenses related to the acquisition of VTC Inc., a gain of $189 million, pre-tax ($115 million, after-tax) associated with the sale of an equity investment and a pre-tax charge of $61 million ($40 million, after-tax) to operating expenses primarily associated with the mergers with International Network Services ("INS"), Excel Switching Corporation and Xedia Corporation. Income from continuing operations for the prior-year nine-month period also includes $313 million ($302 million, after-tax) of purchased IPRD expenses primarily related to the acquisitions of WaveAccess, Sybarus, Enable Semiconductor's Ethernet LAN business, Stratus and Quadritek, a $24 million reversal of purchased IPRD related to Stratus (non-tax impacting); and $7 million of merger-related costs associated with the merger of VitalSigns (non-tax impacting).

On July 25, 2000, Lucent announced an agreement to acquire Spring Tide Networks, a developer of network switching equipment, for approximately 26.8 million shares and options. Based on Lucent's closing share price on July 24, 2000, the transaction would be worth approximately $1,300 million. Lucent expects to account for the acquisition under the purchase method of accounting. The purchase is expected to result in a one-time charge against earnings of an accounting write-off assigned to IPRD. The Company expects the acquisition to be completed in the quarter ending September 30, 2000.

On July 20, 2000, Lucent announced that it would spin off its microelectronics business, which includes the optoelectronics components and integrated circuits divisions, into a separate company. Lucent anticipates an initial public offering (IPO) for up to 20 percent of the new company and intends to spin-off the remaining shares in a tax-free distribution. The IPO is expected to be completed in the quarter ended March 31 2001, and the spin-off should be completed by the summer of 2001. The spin-off is subject to certain conditions, including a favorable tax ruling. Lucent expects to take a business restructuring charge associated with the redesign of its business.

On June 28, 2000, Lucent acquired Chromatis, a developer of metro optical networking products. As part of the transaction, Lucent issued approximately
69.5 million common shares and assumed employee stock options covering an additional 10 million common shares. In addition, certain key employees of Chromatis could receive up to an additional 2.5 million common shares if Chromatis meets certain performance-based goals. The acquisition was accounted for as a purchase and resulted in a $428 million, one-time charge against earnings for IPRD during the third fiscal quarter.

 20                                                           Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On June 16, 2000, Lucent acquired Herrmann, a supplier of optical devices for next generation dense wave division multiplexing ("DWDM") networks. As part of the transaction, Lucent issued approximately 6.8 million common shares and assumed employee stock options covering an additional 1.2 million common shares. In addition, the Herrmann stockholders could receive up to an additional 675,000 common shares if Herrmann meets certain performance-based goals. The acquisition was accounted for as a purchase and resulted in a $34 million, one-time charge against earnings for IPRD during the third fiscal quarter.

On May 3, 2000 Lucent announced it is seeking a buyer for its Power Systems business, a leading supplier of power products for the telecommunications and computer industries. Lucent expects the business to be sold by the end of the calendar year.

On April 27, 2000, Lucent acquired Ortel, a developer of optoelectronic components for cable TV networks. As part of the transaction, Lucent issued approximately 41.4 million common shares and assumed employee stock options covering an additional 11.8 million common shares. The acquisition was accounted for as a purchase and resulted in a $307 million, one-time charge against earnings for IPRD during the third fiscal quarter.

On April 24, 2000, Lucent acquired Agere, a developer of programmable network processor technology. As part of the transaction, Lucent issued approximately
7.8 million common shares and assumed employee stock options covering an additional 291,000 common shares. The acquisition was accounted for as a purchase and resulted in a $94 million, one-time charge against earnings for IPRD during the third fiscal quarter.

KEY BUSINESS CHALLENGES

Lucent continues to face significant competition and expects that the level of competition on pricing and product offerings will intensify. Lucent expects that new competitors will enter its markets as a result of the trend toward global expansion by U.S. and non-U.S. competitors as well as continued changes in technology and public policy. These competitors may include entrants from the telecommunications, software, data networking, cable television and semiconductor industries. Existing competitors have, and new competitors may have, strong financial capabilities, technological expertise, well-recognized brand names and a global presence. Such competitors may include Alcatel, Cisco Systems, Ericsson, Nortel Networks, and Siemens. Lucent's management periodically assesses market conditions and redirects the Company's resources to meet new challenges. Steps Lucent may take include acquiring or investing in

 21                                                           Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

 22                                                           Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


RESULTS OF OPERATIONS

REVENUES

Total revenues increased 17.7% to $8,713 million in the quarter compared with the same quarter of 1999, and 12.9% to $25,133 million for the nine months compared to the same period in 1999, respectively. For the quarter, sales within the United States increased 21.6% compared with the same quarter last year. Sales outside the United States increased 9.4% compared with the same quarter last year, with revenue growth in the Asia/Pacific region, Caribbean/Latin American region and Canada. Sales outside of the United States represented 29.5% of revenues for the current quarter as compared to 31.8% of revenues for the same quarter last year. For the nine months, sales within the United States increased 14.3% and sales outside the United States increased 10.0% compared with the same period in 1999. Sales outside of the United States represented 32.7% of revenues for the nine months ended June 30, 2000 as compared to 33.6% of revenues for the same period in 1999.

The following table presents Lucent's revenues by segment and the approximate percentage of total revenues for the three and nine months ended June 30, 2000 and 1999:

                                                Three Months                        Nine Months
                                                    Ended                               Ended
                                                   June 30,                            June 30,
  Dollars in Millions                 -------------------------------         -------------------------------
                                           2000             1999                   2000              1999
                                          -------          -------                -------           -------
Service Provider Networks             $ 6,885    79%     $5,923    80%        $20,030    80%    $18,002    81%
Microelectronics and Communications
  Technologies                          1,809    21       1,306    18           4,814    19       3,680    16
Other and corporate                        19     -         174     2             289     1         588     3
Total Lucent                          $ 8,713   100%     $7,403   100%        $25,133   100%    $22,270   100%



Revenues from SERVICE PROVIDER NETWORKS increased $962 million, or 16.2% in the quarter compared with the same quarter in 1999 and $2,028 million, or 11.3% in the nine months compared with the same period in 1999. These increases were driven by sales of wireless systems, service provider Internet infrastructure and Professional Services and, for the nine-month period, optical networking equipment. The increase for the nine-month period was partially offset by shifts in customers' purchases of new optical systems, resulting in manufacturing capacity and deployment constraints, and lower than expected software revenues.

Revenues generated from service providers in the United States increased 21.4% for the quarter and 13.0% for the nine months compared to the same periods in 1999, and included revenue gains from sales to wireless service providers, incumbent local exchange carriers and competitive local exchange carriers. Sales generated outside the United States increased 4.2% over the year-ago quarter. For the nine months,

 23                                                           Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

sales generated outside the United States increased 7.7% over the same prior-year period, reflecting gains in all regions, except Europe/Middle East/Africa. International sales growth for the quarter and year-to-date periods was negatively impacted by the substantial reduction of revenues from a major long-term foreign project. Revenues generated outside the United States represented 27.0% of revenues for the quarter compared with 30.1% for the same quarter of 1999 and 31.2% of revenues for the nine months compared with 32.3% for the same period in 1999.

Lucent expects that product transition issues associated with a decline in circuit switching sales and the substantial reduction of revenues from a major long-term foreign project will not be offset as quickly by the ramp-up of newer products. In addition, lengthy customer certification processes and component shortages have led to a longer than expected full-volume ramp-up in optical networking.

Revenues from MICROELECTRONICS AND COMMUNICATIONS TECHNOLOGIES increased $503 million, or 38.5% in the quarter compared with the same quarter in 1999, and $1,134 million, or 30.8% in the nine months compared with the same period in 1999. These increases were driven by sales of optoelectronic components and optical fiber, power systems, and customized chips for high-speed communications and wired and wireless LAN systems. Revenues within the United States increased 48.6% for the quarter compared with the same quarter of 1999 and 41.6% for the nine months compared with the same period in 1999. Revenues generated outside the United States increased by 25.5% for the quarter and 17.9% for the nine months, with revenue growth in all major regions. Revenues generated outside the United States represented 39.5% of revenues for the quarter compared with 43.6% in the same quarter in 1999 and 40.9% for the nine months compared with 45.4% for the same period in 1999.

Revenues from OTHER AND CORPORATE decreased $155 million compared with the year-ago quarter and $299 million compared with the year-ago nine month period. These decreases were due to lower revenues from the Company's consumer products business which was sold in the second fiscal quarter of 2000.

COSTS AND GROSS MARGIN

Total costs increased by $1,093 million, or 28.5% compared with the year-ago quarter and $3,131 million, or 28.5% compared with year-ago nine-month period. As a percentage of revenue, gross margin decreased to 43.5% from 48.3% in the year-ago quarter and to 43.9% from 50.7% in the year-ago nine-month period, respectively. These decreases are primarily due to a ramp-up of costs associated with the introduction and implementation of new products and a change in product mix, including lower software revenues. In addition, Lucent anticipates a major shift from higher margin switching products to newer products with initially lower margins.

 24                                                           Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


OPERATING EXPENSES

Selling, general and administrative ("SG&A") expenses as a percentage of revenues were 17.1% for the quarter and 16.9% for the nine-month period, a decrease of 2.6 percentage points compared with 19.7% for the same quarter in 1999, and a decrease of 1.3 percentage points for the nine-month period compared with 18.2% for the same period in 1999. SG&A expenses increased $34 million, or 2.3% compared with the same year-ago quarter and increased $196 million, or 4.8% compared with the prior nine-month period. Included in the current nine-month period expense is $61 million primarily associated with the mergers with INS, Excel and Xedia. Included in the prior nine-month period expense is $88 million primarily associated with the mergers with Ascend, RAScom and VitalSigns.

Amortization expense associated with goodwill and existing technology was $118 million for the quarter compared with $46 million for the same quarter in 1999 and $216 million for the nine-month period compared with $137 million for the same period in 1999. Excluding the amortization of goodwill and existing technology, SG&A expenses as a percentage of revenues were 15.8% for the quarter and 16.1% for the nine month period, a decrease of 3.3 percentage points and 1.5 percentage points, respectively, compared with 19.1% and 17.6% for the corresponding periods in 1999. As a result of the acquisition activity this quarter, Lucent expects the amortization of goodwill and existing technology to significantly increase in future quarters. On a proforma basis, if the following acquisitions had occurred on October 1, 1999, the amortization of goodwill and acquired technology would have increased by approximately $755 for the nine months ended June 30, 2000.

Research and development ("R&D") expenses represented 11.6% of revenues for the quarter compared with 14.3% of revenues for the same quarter of 1999. For the nine months, R&D expenses represented 11.9% of revenues compared with 14.1% for the same period of 1999. R&D expenses decreased $47 million, or 4.4%, during the quarter compared with the same quarter of 1999 and $155 million, or 4.9%, during the nine-month period compared with the same period of 1999. This decrease was attributable to efficiencies in Lucent's research and development processes as well as increases in the capitalization of software expenses.

Purchased IPRD expenses for the quarter were $863 million, reflecting the charges associated with the acquisitions of Chromatis, Herrmann, Ortel and Agere. Purchased IPRD expenses for the nine months were $874 million, related to the Chromatis, Herrmann, Ortel, Agere and VTC acquisitions, as compared to $289 million related primarily to the acquisitions of WaveAccess, Sybarus, Enable Semiconductor's Ethernet LAN business, Stratus and Quadritek for the same period of 1999. The 1999 period also included the $24 million reversal related to Stratus.

 25                                                           Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

OTHER

Other income - net for the quarter increased $107 million to $119 million from $12 million in the year-ago quarter due to net gains from the sale of various equity securities. For the nine months other income - net increased $299 million to $351 million from $52 million in the year-ago period, resulting primarily from net gains from the sale of various equity securities, including a $189 million gain from the sale of an equity investment, partially offset by fees associated with certain customer financing transactions.

Interest expense for the quarter decreased $18 million to $79 million compared with the same quarter in 1999 and for the nine months increased $16 million to $242 million compared with the same period of 1999. The decrease in the quarter is largely due to lower commercial paper balances.

Because of one-time non-tax impacting charges, taxable income exceeded reported income resulting in an effective income tax rate of 103.1% for the quarter compared to 35.6% for the prior year quarter. Excluding one-time costs associated with the Chromatis, Hermann, Ortel and Agere acquisitions in 2000 and Ascend and RAScom merger costs in 1999 and the amortization of goodwill and acquired technology in both periods, the effective income tax rate is 30.0% for the quarter compared with 31.9% in the prior year quarter. This decrease was primarily due to increased research tax credits and the tax impact of non-U.S activity.

The effective income tax rate of 42.8% for the nine months increased from 36.1% for the year ago period. Excluding one-time purchased IPRD charges and merger related costs in 1999 and 2000 and the gain related to the sale of an equity investment in 2000 and the amortization of goodwill and acquired technology in both periods, the effective income tax rate is 30.5% for the nine months compared with 32.2% in the same year ago period. This decrease was primarily due to increased research tax credits and the tax impact of non-U.S. activity.

CASH FLOWS

Cash used in operating activities for the nine months ended June 30, 2000 was $378 million compared with $925 million in the same year-ago period. This decrease in cash flows used in operating activities was primarily due to a smaller increase in inventory levels, collection of other receivables and the tax benefit from stock options exercised, partially offset by liquidations of accounts payable and lower net income.

Cash used in investing activities for the nine months ended June 30, 2000 was $1,366 million compared with $1,090 million in the same year-ago period. The increase in cash used in investing activities was primarily due to increased capital expenditures and decreased proceeds from the sales of investments, partially offset by decreased purchases of investments as well as the dispositions of businesses.

 26                                                           Form 10-Q - Part I


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Capital expenditures were $1,760 million and $1,312 million for the nine-month periods ended June 30, 2000 and 1999, respectively. Capital expenditures relate to expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity, and expenditures for efficiency efforts and growth outside of the U.S.

Cash provided by financing activities for the nine months ended June 30, 2000 was $522 million compared with $2,924 million in the same year-ago period. This decrease in cash provided by financing activities was primarily due to decreased issuances of both short-and long-term debt, partially offset by the increase in proceeds from the issuance of common stock upon exercise of stock options.

FINANCIAL CONDITION

Assets from continuing operations increased $11,280 million, or 32.7%, from fiscal year-end 1999. This increase was largely due to an increase in goodwill and acquired technology, as well as increases in receivables, other assets, inventories and contracts in progress of $7,776 million, $1,302 million, $1,157 million, $696 million and $656 million respectively. These increases were partially offset by decreases in cash and other current assets of $976 million and $376 million, respectively. The increase in goodwill and acquired technology is due to the acquisitions this quarter (see Note 3). Receivables increased primarily due to higher sales volume coupled with slower collections. Other assets increased due largely to the capitalization of internal use software, customer financing activity and an increase in other intangible assets associated with acquisitions this quarter. The increase in inventories resulted from the need to meet current and anticipated sales commitments to customers. Other current assets decreased largely due to the cash settlement from the sale of an equity investment.

Total liabilities decreased $1,226 million, or 5.7% from fiscal year-end 1999. This decrease was due primarily to lower payroll and benefit liabilities due to the pay-out of year-end bonuses and lower debt balances resulting from the payment of debt recorded in connection with the sale of certain customer receivables with recourse. In addition, approximately $800 million and $1,161 million of commercial paper has been allocated to discontinued operations, based on the amount of debt expected to be assumed by the enterprise networks business upon spin-off adjusted for cash flow activity, and is reflected in the net assets of discontinued operations at June 30, 2000 and September 30, 1999, respectively.

Working capital, defined as current assets less current liabilities, increased $2,304 million from September 30, 1999, primarily resulting from the decrease in payroll and benefit liabilities and short-term debt and the increase in receivables, contracts in process and inventories, partially offset by the decrease in cash and cash equivalents.

The ratio of total debt to total capital (debt plus equity) was 16.5% at June 30, 2000 compared to 29.6% at September 30, 1999. The decrease was related to the increase in additional paid in capital associated with the issuance of stock for business acquisitions this quarter and the exercise of stock options, net income for the nine months and the decrease in total debt.

 27                                                           Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES - CONTINUING OPERATIONS

At June 30, 2000, Lucent maintained approximately $4.9 billion in credit facilities of which a significant portion is used to support Lucent's commercial paper program. At June 30, 2000, approximately $4.5 billion was unused.

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

As of June 30, 2000, Lucent had made commitments or entered into agreements to extend credit to certain customers for an aggregate of approximately $7.7 billion. Excluding amounts that are not available because the customer has not yet satisfied the conditions precedent for borrowing, at June 30, 2000, approximately $3.7 billion in loan commitments was undrawn and available for borrowing and approximately $1.5 billion had been advanced and was outstanding. In addition, Lucent had made commitments to guarantee customer debt of about $1.0 billion at June 30, 2000. Excluding amounts not available for guarantee because conditions precedent have not been satisfied, approximately $550 million of guarantees was undrawn and available and about $350 million was outstanding on June 30, 2000. As part of the revenue recognition process, Lucent determines whether the receivables under these contracts are reasonably assured of collection based on various factors among which is the ability of Lucent to sell these loans and commitments. Lucent intends to continue pursuing opportunities for the sale of future loans and commitments.

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

Certain securities held in Lucent's equity and investment portfolio are subject to equity price risk. Lucent generally does not hedge its equity price risk, however on occasion, may use equity derivative financial instruments which are subject to equity price risks to complement its investment strategies. Lucent has entered into an equity swap agreement under which Lucent is obligated to pay to a third party in July 2000 and September 2000 any depreciation in the market value of certain equity securities sold during the three months ended December 31, 1999 or receive any appreciation in such market value. The July 2000 settlement has been made. Changes in the market value of this equity swap are reflected in net income.

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

Lucent manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, Lucent, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. Lucent had no material interest rate swap agreements in effect at June 30, 2000 or September 30, 1999. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future.

 29                                                           Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

IN-PROCESS RESEARCH AND DEVELOPMENT ("IPRD")

In connection with the acquisitions of Agere, Ortel, Herrmann, and Chromatis in the quarter ended June 30, 2000, Lucent allocated $94 million (non-tax impacting), $307 million (non-tax impacting), $34 million (non-tax impacting), and $428 million (non-tax impacting), respectively, of the total purchase price to purchased IPRD. As part of the process of analyzing each of these acquisitions, Lucent made a decision to buy technology that had not yet been commercialized rather than develop the technology internally. Lucent based this decision on factors such as the amount of time it would take to bring the technology to market. Lucent also considered Bell Labs' resource allocation and its progress on comparable technology. Lucent expects to use the same decision process in the future.

Lucent estimated the fair value of IPRD for each of the above acquisitions using an income approach. This involved estimating the fair value of the IPRD using the present value of the estimated after-tax cash flows expected to be generated by the purchased IPRD, using risk adjusted discount rates and revenue forecasts as appropriate. The selection of the discount rate was based on consideration of Lucent's weighted average cost of capital, as well as other factors including the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances that were known at the time, and the stage of completion of each technology. Lucent believes that the estimated IPRD amounts so determined represent fair value and do not exceed the amount a third party would pay for the projects.

Where appropriate, Lucent deducted an amount reflecting the contribution of core technology from the anticipated cash flows from an IPRD project. At the date of each acquisition, the IPRD projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was capitalized and immediately expensed at acquisition. If the projects are not successful or completed on time, management's product pricing and growth rate estimates may not be achieved and Lucent may not realize the financial benefits expected from the projects.

Agere, Inc.
On April 20, 2000, Lucent completed the acquisition of Agere. Agere was involved in the development of programmable network processors for use in managing traffic on high-speed voice and data networks. At the acquisition date, Agere was conducting development and qualification activities related to the development of a fully programmable, multi-protocol network processor for OC-48 (2.5 gigabits per second) wire speeds.

 30                                                           Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Overall, substantial progress had been made on the IPRD projects at the valuation date, with completion estimated at approximately 65%. Agere estimated that the projects would be completed in the first quarter of fiscal 2001, after which time it expected to begin generating economic benefits from the completed projects. In total, costs to complete Agere's IPRD are expected to total approximately $3.4 million. Projected future net cash flows attributable to Agere's IPRD, assuming successful development, were discounted to net present value using a discount rate of 30%.

Ortel,Inc.
On April 27, 2000, Lucent completed the acquisition of Ortel. Ortel was involved in the development of semiconductor-based optoelectronic components used in fiber optic systems for telecommunications and cable television networks. At the acquisition date, Ortel was conducting development, engineering, and testing activities associated with new, high-speed optical transmission and receiver systems.

Overall, Ortel's IPRD projects were at completion stages ranging from 50% to 75%. Ortel anticipated that the projects would be completed in phases beginning in June 2000, after which point economic benefits would begin to be generated. In total, costs to complete Ortel's IPRD projects are expected to total approximately $7.8 million. Projected net cash flows attributable to Ortel's IPRD, assuming successful development, were discounted to net present value using a discount rate of 25%.

Herrmann Technology
On June 16, 2000, Lucent completed the acquisition of Herrmann. Herrmann was involved in the development and manufacturing of devices for next-generation DWDM optical networks. At the acquisition date, Herrmann was conducting development, engineering, and testing activities associated with the development of next generation passive optical filters, which are critical building blocks in designing optoelectronic components for DWDM networks.

Overall, Herrmann's IPRD projects were at completion stages ranging from 20% to 60%. Herrmann estimated that the projects would be completed in phases beginning in the fourth quarter of fiscal 2000, after which time it expected to begin generating economic benefits from the completed projects. In total, costs to complete Herrmann's IPRD are expected to total approximately $1.2 million. Projected future net cash flows attributable to Herrmann's IPRD, assuming successful development, were discounted to net present value using discount rates ranging from 25% to 30%.

 31                                                           Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION

Chromatis Networks
On June 28, 2000, Lucent completed the acquisition of Chromatis. Chromatis was involved in the development of next-generation optical transport solutions that provide telecommunications carriers with improvements in the cost, efficiency, scale, and management of multi-service metropolitan networks. At the acquisition date, Chromatis was conducting development and testing activities associated with the first generation of its Metropolis product, which will integrate data, voice, and video services together on metropolitan networks and combine this traffic onto a wave division multiplexing ("WDM") system.

Overall, substantial progress had been made on the IPRD projects at the valuation date, with completion estimated at approximately 85%. Chromatis estimated that the projects would be completed in the fourth quarter of fiscal 2000, after which time it expected to begin generating economic benefits from the completed projects. In total, costs to complete Chromatis' IPRD are expected to total approximately $7.8 million. Projected future net cash flows attributable to Chromatis' IPRD, assuming successful development, were discounted to net present value using a discount rate of 25%.

Given the uncertainties of the development process, the aforementioned estimates are subject to change, and no assurance can be given that deviations from these estimates will not occur. Management expects to continue development of these efforts and believes there is a reasonable chance of successfully completing the development efforts. However, there is risk associated with the completion of the projects and there can be no assurance that the projects will realize either technological or commercial success. Failure to successfully develop and commercialize the IPRD would result in the loss of the expected economic return inherent in the fair value allocation.

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

 32                                                           Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


Future Factors include increasing price and products and services competition by non-U.S. and U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; the achievement of lower costs and expenses; customer demand for the Company's products and services; the ability to successfully integrate the operations and business of acquired companies; timely completion of the spin off of the enterprise networks business and the proposed IPO and spin off of the microelectronics business; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in the use of large, multiyear contracts; the cyclical nature of the Company's business; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including interest rate and currency exchange rate fluctuations and other Future Factors.

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

Employee Relations:
On June 30, 2000, Lucent employed approximately 155,000 persons, including 76.3% located in the United States. Of these domestic employees, approximately 39% are represented by unions, primarily the Communications Workers of America ("CWA")and the International Brotherhood of Electrical Workers ("IBEW"). Lucent has agreements with the CWA and IBEW expiring May 31, 2003.

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

 34                                                           Form 10-Q - Part I

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

Legal Proceedings and Environmental:
See discussion above in Note 9 - COMMITMENTS AND CONTINGENCIES.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective October 1, 1999, Lucent adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). As a result, certain costs of computer software developed or obtained for internal use have been capitalized and will be amortized over a three-year period. The impact of adopting SOP 98-1 was a reduction of costs and operating expenses of $73 million and $191 million during the three and nine months ended June 30, 2000, respectively.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company is currently evaluating the impact of SAB 101 to determine what effect, if any, it may have on the Company's consolidated financial position and results of operations.

 35                                                           Form 10-Q - Part I

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                           FINANCIAL CONDITION


In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). Subsequent to the issuance of SFAS 133, the FASB has received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS No. 138 which responds to those requests by amending certain provisions of SFAS 133. These amendments include allowing foreign-currency denominated assets and liabilities to qualify for hedge accounting, permit the offsetting of certain inter-entity foreign currency exposures that reduce the need for third party derivatives and redefines the nature of interest rate risk to avoid sources of ineffectiveness. Lucent has in place a team to address SFAS 133 related issues. This team has been implementing an SFAS 133 compliant risk management information system, globally educating both financial and non-financial personnel, inventorying embedded derivatives and addressing various other SFAS 133 related issues. Lucent will adopt SFAS 133 and the corresponding amendments under SFAS 138 no later than the first quarter of fiscal year 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on Lucent's consolidated results of operations, financial position or cash flows.

 36                                                          Form 10-Q - Part II
                           Part II - Other Information


Item 2. Changes in Securities and Use of Proceeds.

(c) On June 16, 2000, Lucent issued 6,770,198 shares of its common stock to the shareowners of Herrmann Technology, Inc. in exchange for Herrmann's outstanding capital stock, in a merger transaction. The issuance of the common stock was exempt from registration under Section 4(2) of the Securities Act of 1933 because the transaction did not involve a public offering of securities by Lucent.

    On June 28, 2000, Lucent issued 72,043,313 shares of its common stock to the shareowners of Chromatis Networks Inc. in exchange for Chromatis' outstanding capital stock, in a merger transaction. The issuance of the common stock was exempt from registration under Section 4(2) of the Securities Act of 1933 because the transaction did not involve a public offering of securities by Lucent.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit Number


         (4)      First Supplemental Indenture dated as of April 17, 2000 to
                  Indenture dated as of April 1, 1996 (incorporated by reference to Exhibit 4 of Report on 8-K filed May 5, 2000).

        (10)      Employment Agreement of Ms. Hopkins dated April 21, 2000.

        (12)      Computation of Ratio of Earnings to Fixed Charges.

        (27)      Financial Data Schedule.


 37                                                          Form 10-Q - Part II
                           Part II - Other Information


(b) Reports on Form 8-K:


        Current Report on Form 8-K dated and filed May 5, 2000 was filed pursuant to Item 5 (Other Events).

 38
                                                         Form 10-Q



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Lucent Technologies Inc.



Date August 4, 2000
                                        /s/ James S. Lusk
                                     ------------------------------
                                            James S. Lusk
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)

 39                                                          Form 10-Q


                                  Exhibit Index

Exhibit
Number

(4)      First Supplemental Indenture dated as of April 17, 2000 to
         Indenture dated as of April 1, 1996 (incorporated by reference to Exhibit 4 of Report on 8-K filed May 5, 2000).

(10)     Employment Agreement of Ms. Hopkins dated April 21, 2000.

(12)     Computation of Ratio of Earnings to Fixed Charges.

(27)     Financial Data Schedule.
