Form 10-K405
period 2000-09-30
LUCENT TECHNOLOGIES INC
filed 2000-12-27
CIK 1006240

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                   FORM 10-K

      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000
                                     OR
      [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

     At November 30, 2000, the aggregate market value of the voting stock held by non-affiliates was approximately $52,500,000,000.

     At November 30, 2000, 3,388,942,883 common shares were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive proxy statement to be filed pursuant to Regulation 14A on or before January 28, 2001, issued in connection with the annual meeting of shareholders (Part III)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SCHEDULE A

     Securities registered pursuant to Section 12(b) of the Act:

                    TITLE OF EACH CLASS                       EXCHANGE ON WHICH REGISTERED
                    -------------------                       ----------------------------
Common Stock (Par Value $.01 Per Share).....................  New York Stock Exchange
6.90% Notes due July 15, 2001...............................  New York Stock Exchange
7.25% Notes due July 15, 2006...............................  New York Stock Exchange
6.50% Debentures due January 15, 2028.......................  New York Stock Exchange
5.50% Notes due November 15, 2008...........................  New York Stock Exchange
6.45% Debentures due March 15, 2029.........................  New York Stock Exchange

                               TABLE OF CONTENTS

ITEM                           DESCRIPTION                           PAGE
----                           -----------                           ----
                                 PART I
 1.    Business....................................................    4
 2.    Properties..................................................   20
 3.    Legal Proceedings...........................................   21
 4.    Submission of Matters to a Vote of Security-Holders.........   22

                                 PART II
 5.    Market for Registrant's Common Equity and Related              22
       Stockholder Matters.........................................
 6.    Selected Financial Data.....................................   23
 7.    Management's Discussion and Analysis of Financial Condition    24
       and Results of Operations...................................
 8.    Financial Statements and Supplementary Data.................   41
 9.    Changes in and Disagreements with Accountants on Accounting    41
       and Financial Disclosure....................................

                                PART III
10.    Directors and Executive Officers of the Registrant..........   41
11.    Executive Compensation......................................   42
12.    Security Ownership of Certain Beneficial Owners and            42
       Management..................................................
13.    Certain Relationships and Related Transactions..............   42

                                 PART IV
14.    Exhibits, Financial Statement Schedules, and Reports on Form   42
       8-K.........................................................

     This Report contains trademarks, service marks and registered marks of Lucent and its subsidiaries, and other companies, as indicated.

                                     PART I

ITEM 1. BUSINESS.

I. GENERAL

     Lucent Technologies Inc. ("Lucent") was incorporated in Delaware in November 1995. Lucent has its principal executive offices at 600 Mountain Avenue, Murray Hill, New Jersey 07974 (telephone number 908-582-8500). Lucent was formed from the systems and technology units that were formerly a part of AT&T Corp. ("AT&T"), including the research and development capabilities of Bell Laboratories. Prior to February 1, 1996, AT&T conducted Lucent's original business through various divisions and subsidiaries. On February 1, 1996, AT&T began executing its decision to separate Lucent into a stand-alone company (the "Separation") by transferring to Lucent the assets and liabilities related to its business. In April 1996, Lucent completed the initial public offering ("IPO") of its common stock and on September 30, 1996, became independent of AT&T when AT&T distributed to its shareowners all of its Lucent shares. Lucent's fiscal year begins October 1 and ends September 30.

     On September 30, 2000 Lucent completed its plan to spin off its enterprise networks business, forming a separate and independent company. The spin off of the new company, Avaya Inc., was accomplished through a tax-free distribution of shares to Lucent shareholders. On July 20, 2000, Lucent announced its intention to spin off its microelectronics business, which includes the optoelectronics components and integrated circuits divisions, into a separate, independent company called Agere Systems Inc. ("Agere Systems"). On December 11, 2000 Agere Systems filed a Form S-1 registration statement with the Securities and Exchange Commission (the "SEC") in anticipation of an IPO of Agere Systems and intends to distribute the remaining shares in a tax-free distribution. This report does not constitute an offering of any securities, which will be made only by a prospectus filed with the SEC. The IPO is expected to be completed in the quarter ending March 31, 2001, and the completion of the spin-off is expected by the end of the 2001 fiscal year. The IPO and spin-off are subject to certain conditions, including a favorable tax ruling by the IRS. On November 13, 2000 Lucent entered into an agreement to sell its power systems business to Tyco International Ltd., a diversified manufacturing and service company, for $2.5 billion in cash. The sale, which is subject to regulatory approval and other customary closing conditions, is expected to close by December 31, 2000.

     Lucent is one of the world's leading designers, developers and manufacturers of communications systems, software and products. Lucent is a global leader in the sale of public and private communications systems, supplying systems and software to most of the world's largest communications network operators and service providers (together referred to as "service providers"). Lucent is also a global leader in the sale of microelectronic components for communications applications to manufacturers of communications systems and computers. Lucent's research and development activities are conducted through Bell Laboratories ("Bell Labs"), one of the world's foremost industrial research and development organizations.

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

     Lucent has two reportable segments: Service Provider Networks ("SPN") and Microelectronics and Communications Technologies ("MCT"). SPN provides public networking systems and software to telecommunications service providers and public network operators around the world. MCT designs and manufactures high-performance integrated circuits, power systems, optical fiber and fiber cables, and optoelectronic components for applications in the communications and computing industries. These two reportable operating segments are strategic market units based on the customers and the markets served. For further information about Lucent's segments and products, see Note 14 to the accompanying consolidated financial statements.

II. SERVICE PROVIDER NETWORKS

  A.  General

     Lucent designs, develops, manufactures and services systems, including software, which enable service providers to provide wireline and wireless access, local, long distance and international voice, data and video and cable services. The SPN segment includes the product groups responsible for Lucent's optical networking, switching solutions, access, wireless networks and software products businesses. It also includes the businesses which are focused on the needs of cable television operators and data networking systems for service providers as well as the sales and support organizations responsible for offers, sales, distribution, installation and maintenance for service provider customers worldwide.

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

     In fiscal year 2000, Lucent acquired several companies related to the SPN segment's business, including Chromatis Networks and Spring Tide Networks.

  B.  Switching Solutions

     Lucent manufactures, develops, markets and manages switching products and software for the service provider market. Lucent's primary switching solutions products include:

     - 7R/E(TM) Packet Solutions -- An entire portfolio of packet data networking products that deliver traditional telephony as well as data features and services within a packet environment. Applications cover the entire range of service providers and network operators regardless of network size or scope.

     - 5ESS(R) Switch -- The most highly-deployed circuit switching solution in today's global network. Its evolution capabilities allow for complete migration to packet; scaleable for both incumbent and emerging network operators and service providers from 3,000 subscribers and higher.

     - Lucent SoftSwitch (and Full Circle(SM) Program) -- Robust, programmable call control and signable platform; targeted at entire range of service providers and network operators regardless of network size or scope; also targeted at a large audience of 3rd party application and service developers.

     - ExchangePlus EXS(R) and VSE(TM) Switches -- A scaleable, converged solution providing tandem, international gateway and/or IP application servers, targeted at networks of up to 30,000 ports.

     - Packet Intelligent Networks -- Carrier grade solutions for wireline and mobile internet applications.

     - Messaging Solutions -- Voice mail, unified messaging, agent and portal solutions for service providers.

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

     - Systems that automatically route large amounts of information from fiber to fiber, such as the WaveStar(TM) Bandwidth Manager and WaveStar(TM) Lambda Router(TM) Switches.

     - Systems that combine many low-speed electronic signals into a single high-speed signal, and then convert that signal to an optical signal for transmission over fiber-optic cable. Examples include the current SONET and SDH product lines (FT 2000, DDM 2000, ISM 2000, SLM 2000) as well as the new global product line (WaveStar(TM) 2.5G, WaveStar(TM) 10G, WaveStar(TM) 40G Express).

  D.  Wireless Products

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

     Lucent's solutions for wireless network operators encompass all of the major wireless mobile network standards, including AMPS, TDMA, CDMA and GSM, spreading over a broad frequency spectrum including: 800 MHz, 900 MHz, 1800 MHz or 1900 MHz. Lucent's solutions offer scaleable platforms for wireless services that are fully compatible with the larger telecommunications environment of today, yet are able to evolve to next-generation networks including those that will make use of new varying technologies collectively referred to as Third Generation or 3G, including UMTS (Universal Mobile Telecommunications Service), that will provide enhanced capacity and improved internet access and facilitate the provision of sophisticated, high speed data applications.

     Lucent's primary wireless product families include:

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

  E.  Software Products

     Lucent develops open, standards-based, multi-vendor software products and services to help service providers manage their complex, converging voice and data networks. Lucent's portfolio of software solutions includes software for network and service management, billing and customer care.

     Lucent's primary software products represent Operations Support Software which provides established and growing service providers with service ready solution sets that include: convergent customer care and billing management; multiple switching software platforms; network performance and assurance; number portability; service activation, provisioning, and management; transport provisioning; and wireless/mobile network management. Some of our modular, scalable, leading-edge software products include: Arbor(R) Product Suite, Actiview(R) Service Management, ConnectVu(TM) Configuration Management, Integrated Transport Management, Mechanized Loop Testing, NetMinder(TM) System Network Performance, Network Fault Management, and OneVision(R) Network Management Solution.

  F.  Data Networking -- Service Providers and Access

     Lucent develops, markets, sells and services data networking solutions for service provider customers worldwide. For the service provider market, Lucent's product and services portfolio includes WAN Access, Multiservice Core Switching, Voice-over-Packet/Cell, Secure VPN, Digital Subscriber Line (xDSL), Metropolitan Optical Network, and Network Management.

     Lucent's primary data networking and access solutions for service providers include:

     - GRF multigigabit routers which deliver high performance in dynamic heavy-traffic IP networking environments. Routers are network controllers that determine the best routing for data transmission between end stations. They perform their operations by looking at network layer information found in data packets and either forwarding the packets directly to a destination or sending them through a series of intermediate devices.

     - The MAX TNT(R) multiprotocol WAN access switch enables carriers, ISPs, corporations, and major network providers to offer a variety of access services such as analog, ISDN, leased T1/E1, and frame relay. Because the MAX TNT is the highest-density product in its class, it dramatically reduces rack space requirements while driving down the price per port.

     - The GX Smart Core ATM product family which includes the GX 550 Smart Core ATM Switch, a scalable, high-capacity switching system that provides the necessary capacity, performance, and port fanout capabilities for carrier services. ATM switches incorporate a cell-based switching and multiplexing communications technology which permits transportation of substantially all traffic types (e.g., video, voice, data, interactive video, etc.). ATM is a connection-oriented technology, i.e., before data can be transferred, a connection between the sending and receiving nodes must be established.

     - The NX64000 multi-terabit switch/router, is an architectural innovation that provides high-speed optical interfaces and integrates substantially all of the key core requirements onto a single, carrier-class multi-service device. It provides features of ATM switches and high-capacity routers.

     - B-STDX Multiservice wide area network ("WAN") switches (deployed to build core frame relay networks), carrier-class switches which are evolving as an access point to the next-generation WAN with the addition of internetworking modules for IP and ATM services for high-speed trunking and low-speed converged access. Frame relay technology allows bits to be packaged and sent out into the network with source and destination addresses. Products include the B-STDX 8000, B-STDX 9000 and B-STDX 8200. Another Lucent multi-service WAN switch is the CBXTM 500 which is of greater bandwidth than the B-STDX family of products. In addition, Lucent has its MAX family of WAN access switches.

     - The Stinger(TM) DSL Access Concentrator, is a new carrier class DSL access concentrator. Access concentrators are call aggregation devices designed for large dial-in applications such as Internet service providers. They aggregate analog and digital calls over channelized lines such as T1/E1 and

       T3/E3. The Stinger offers features that ATM brings to multi-service networks, including effective bandwidth management and high availability. Addressing the needs of carriers implementing cell-based backbone networks, it features high-capacity traffic aggregation capabilities and performance. Other DSL access concentrators include the DSLTNT, DSL MAX 20 and the DSL Terminator 100 Access Concentrators.

  G. NetworkCare(R) Professional Services -- Service Providers and Engineering Services

     Lucent's NetworkCare(SM) Professional Services provides a comprehensive suite of value added services in the communications industry. These services includes the full lifecycle of planning, design, implementation and operations support services that allow customers to manage their networks.

     The NetworkCare Professional Services provides network planning and design, consulting, integration and support services, including remote diagnostics and around-the-clock network monitoring services. In addition, NetworkCare Professional Services offers specialized solutions focused on clients' network security, performance and service level management, Microsoft Windows 2000, and voice/data convergence requirements.

     The NetworkCare Network Services unit is focused on network engineering, provisioning, installation, and warranty and post-warranty support. In addition, NetworkCare Network Services offers specialized solutions for system upgrades and conversions, system health assessments, capacity planning, network optimization, and program/project management services of complex network implementations.

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

     As a result of structural, public policy and technological changes since the mid-1980's, the telecommunications industry has undergone a period of significant growth in the number of lines in service and applications offered. In developed markets, deregulation has permitted new market entrants to construct networks. In response, existing service providers have expanded beyond traditional offerings and are offering new services. In emerging markets, privatization, competition and economic expansion have increased demand for the systems marketed by the SPN business and its competitors. At the same time, technological advances also have increased demand by reducing operating costs and facilitating new applications, including multi-functional services.

     Lucent markets and sells its SPN systems worldwide, primarily through a direct sales force. Many of SPNs sales are made pursuant to general purchase agreements, which establish the terms and conditions and provide for price determination to be made on a contract bid basis. In addition, certain of the large infrastructure projects are conducted under long-term, fixed-price contracts. See "Outlook -- Reliance on Major Customers/Multi-Year Contracts."

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

     Increasingly, as a result of the financial demands of major network deployments, service providers are looking to their suppliers to arrange for financing. The ability to provide financing is a requirement to conduct business in certain emerging U.S. and non-U.S. markets and in some cases Lucent furnishes or guarantees financing for customers. As a result, Lucent works with its customers to structure and lay off financing packages. See also, "Outlook -- Future Capital Requirements."

     In order to market its product line for service products worldwide, Lucent has established wholly-owned subsidiaries and joint ventures with local companies in many countries.

  I.  Competition

     Lucent believes that its key competitive assets in the SPN segment are its broad product line, large installed base, relationship with key customers, technological expertise and new product and software development capabilities. Lucent's primary competitors in the service provider market are four very large European and North American companies which have substantial technological and financial resources and which offer similar broad product catalogs. These competitors are Alcatel Alsthom, Nortel Networks Corporation, Siemens AG and Telefonaktiebolaget LM Ericsson.

     In addition, in each of Lucent's product areas covered in the SPN segment, Lucent faces significant competition from other companies which do business in one or a number of such product areas. For example, in wireless systems, Motorola, Inc. and Nokia Corporation, which are very large companies with substantial technological and financial resources, are two additional significant competitors. In optical networking and software products, competition in the markets includes Nortel Networks Corporation and hundreds of smaller competitors. Lucent is also encountering competition from companies that design and manufacture data networking equipment such as Cisco Systems Inc. As Lucent continues to expand its SPN business, it is likely that other competitors will arise in each new technology or market area.

  J.  Customer Dependency

     A limited number of customers have provided a substantial portion of SPN's revenues. These customers include Verizon, AT&T and certain incumbent and competitive local exchange carriers. The spending patterns of these customers can vary significantly during the year. An elimination or change in the spending patterns of, or a significant reduction in orders from, any one of these customers could negatively affect SPN's operating results. SPN's fiscal year 2000 results were negatively affected by the decline in sales to one large U.S. customer as well as one large non-U.S. customer due to the completion of a multi-year contract. Concurrent with this consolidation among the larger service providers, the dynamics of the marketplace have created opportunities for new competitors to enter the market. Lucent is diversifying its customer base in the SPN segment and seeking out new types of customers globally. These new customers include competitive access providers and local exchange carriers, wireless service providers, cable television network operators and internet service providers. See also, "Outlook -- Reliance on Major Customers."

  K.  Sources and Availability of Raw Materials

     Lucent makes significant purchases of electronic components, copper, glass, silicon, and other materials and components from many U.S. and non-U.S. sources. While there are some shortages in electrical components and some other materials, Lucent has generally been able to obtain sufficient materials and components from sources around the world to meet its needs, although there may be temporary delays. Lucent also develops and maintains alternative sources for essential materials and components. Occasionally, additional inventories of specific components are maintained to minimize the effects of potential shortages. Lucent does not have a concentration of sources of supply of materials, labor or services that, if suddenly eliminated, could severely impact its operations.

  L.  Seasonality

     Revenues and earnings from the SPN segment do not follow a consistent pattern and are not materially seasonal.

  M. Intellectual Property -- See "Patents, Trademarks and Other Intellectual Property"

  N.  Industry Practices Impacting Working Capital

     Existing industry practices that affect working capital and operating cash flow include the level and variability of customer orders relative to the volume of production, vendor lead times and/or materials availability for critical high dollar parts, inventory levels held to achieve rapid customer fulfillment, the provisions of extended payment terms to customers, the provision of return/stock rotation rights for certain key customers and distributors and the extension of financing terms. See also, "Outlook -- Future Capital Requirements."

III. MICROELECTRONICS AND COMMUNICATIONS TECHNOLOGIES

  A.  General

     Lucent designs, manufactures and sells integrated circuits ("ICs"), electronic power systems, optical fiber cables, and optoelectronic components for communications and computer applications. Lucent supplies these components to manufacturers of communications systems and computers, as well as many of our own systems and products. Lucent offers products in several IC product areas critical to communications applications, including digital signal processors ("DSPs") for digital cellular phones and modems, ICs for voice and data communications and standard-cell application specific integrated circuits ("ASICs"). High performance cable is utilized in telephony, data and video applications. Lucent also provides energy reserve systems, power conversion products and optoelectronic products that are embedded into communications and computer systems. On November 13, 2000 Lucent entered into an agreement to sell its power systems business, a part of MCT, to Tyco International Ltd. The sale is expected to close by December 31, 2000.

     During fiscal year 2000, Lucent acquired several companies related to the MCT segment's business including, Agere, Inc., Ortel Corporation, Herrmann Technology Inc., and substantially all of the assets of VTC Inc.

  B.  Integrated Circuits

     Lucent's ICs are designed to provide advanced communications and control functions for a wide variety of electronic products and systems. Lucent focuses on IC products that are used in communications and computing and that require high-performance and low-power chip architectures; complex large-scale chip design in digital, analog and mixed-signal technologies; DSP architectures and algorithms; high-frequency and high-voltage technologies; and high-speed data and signal processing. Lucent offers a wide variety of standard, semi-custom and custom products for cellular equipment, voice and data communications networks, computers and computer peripherals, modems and consumer communications products. Lucent has several GSM hardware/software platforms based upon a highly integrated multiple-chip design for digital cellular phones that performs all the key handset functions between the microphone and the antenna in both voice and data services. Lucent also sells wireless local area networking equipment for use in business enterprises and homes.

     Lucent's primary IC product groups include:

     - Access Products, products that allow users to gain access to communications networks including ICs for modems, analog line cards data network interface cards, and PC and workstation input/output (I/O).

     - Networks and Communications Products, products that provide high-speed switching and transmission of voice and data signals within the communications network.

     - Storage and Analog Products, products targeted at the hard disk drive market (disk controllers, read channels and associated ICs) and the analog products market (preamps, line drivers and receivers, power management and other analog functions).

     - Wireless Products, products for cellular and paging networks and terminals, and short-range wireless connectivity.

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

     Lucent's primary optoelectronic product groups include:

     - High-Speed Transport Products, including lasers, modulators, transmitters and receivers that enable high speed fiber optic communications. These products support DWDM of up to 160 channels over a single optical fiber at speeds up to 40 Gb/s.

     - Fiber Amplifier Products, amplifiers that extend the transmission distance capabilities of optical signals beyond 700 kilometers.

     - Metro and Internetworking Products, highly integrated modules and subsystems that enable DWDM in metropolitan areas.

     - Submarine Products, high reliability products for undersea transmission system repeaters.

     - CATV and Enterprise Products, products that support high-speed optical connectivity in cable TV (CATV), LAN and enterprise applications.

  D.  Fiber Optics

     Lucent designs, develops, and manufactures an extensive line of fiber optic products, including singlemode and multimode fiber and fiber cables. With 12 cable manufacturing facilities around the world, Lucent is one of the world's leading suppliers of optical fiber cables.

     Lucent's primary fiber optic products include:

     - Applications based fibers (TrueWave(R) optical fiber family for submarine and long haul, and AllWave(TM) fiber for metropolitan networks).

     - AllWave Advantage(TM), a optical end to end fiber cable and connectivity solution for metro AllWave fiber based networks.

     - Smart fiber monitoring and connectorization systems (Smart LGX).

  E.  Intellectual Property Licensing

     The intellectual property licensing organization has the responsibility to license, protect, and maintain Lucent's intellectual property and to enforce the company's intellectual property rights. This responsibility includes the licensing of Lucent's patents and technology to third parties and negotiating agreements regarding Lucent's licensing of intellectual property from others.

  F.  Market/Sales/Distribution

     Lucent's MCT products are sold globally to service providers and manufacturers of communications systems and computers through a combination of direct sales, manufacturers' representatives and distributors. In addition, Lucent's energy power systems and fiber optics generally are sold directly to U.S. and foreign service providers. Lucent's MCT customers are competing in markets characterized by rapid technological changes, decreasing product life cycles, price competition and increased user applications. These markets have experienced significant expansion in the number and types of products and services they offer to end-users, particularly in personal computing, portable access communication devices and expanded networking capability. As a result, Lucent's MCT customers continue to demand products which are smaller, require less power, are more complex, provide greater functionality and are produced with shorter design cycles and less manufacturing lead time.

     In addition to the revenues from sales to third parties, ICs, power systems, optoelectronic products and fiber optics are also key components of Lucent's systems sold to the SPN segment. These MCT products compete with products of third party manufacturers for inclusion in Lucent's SPN systems and products.

     Lucent has traditionally sold its power products via direct sales to large service providers and OEM's. Lucent has increased market coverage to both Service Provider and OEM customers by building indirect sales channels.

  G.  Competition

     Lucent considers its product leadership and relationships with key customers to be important competitive assets. The market for MCT products is global and generally highly fragmented. Lucent's competitors differ widely among product categories. Lucent's competitors in certain IC product categories include Texas Instruments Incorporated, Conexant Systems Incorporated, STMicroelectronics Incorporated and LSI Logic Corp.; in electronic power systems, competitors include Astec, a subsidiary of Emerson Electric Co., Artesyn Technologies Inc. and Marconi plc; in optoelectronics, competitors include Fujitsu Limited, Nortel Networks Corporation and JDS Uniphase Corporation; and in optical fiber, competitors include Corning, Siecor, Alcatel, and Societe Internationale Pirelli.

     Lucent believes that key competitive factors in the microelectronics and communications technology marketplace are the early involvement in customers' future applications requirements, the speed of product and technological innovation, price, customer service and manufacturing capacity. Other important competitive factors include quality, reliability and local manufacturing presence.

  H.  Customer Dependency

     Lucent sells its MCT products to a wide variety of global electronic systems manufacturers and service providers. Over the past several years, the proportion of revenues gained from customers outside of Lucent has increased. Because of the high fixed-cost nature of many MCT manufacturing processes, the loss of any significant customer could have a material adverse effect on Lucent's operating results in the MCT segment. See also, "Outlook -- Reliance on Major Customers".

  I.  Sources and Availability of Raw Materials

     Demand for optoelectronic components is greater than the ability of most manufacturers of optoelectronic components, including us, to supply products. Lucent has supply limitations that we believe most of our competitors also have. Although we have not experienced any significant difficulties in purchasing these components, we are currently looking to expand alternative sources of these components. The loss of a significant supplier or the inability of a significant supplier to meet performance and quality specifications or delivery schedules could have a material adverse effect on our business and profitability.

  J.  Seasonality

     The MCT segment may experience variability in revenues due to changes in market conditions, the timing of product development cycles and the life cycle of major programs by customers. However, the MCT segment is not materially seasonal.

  K. Intellectual Property -- See "Patents, Trademarks and Other Intellectual Property"

  L. Industry Practices Impacting Working Capital -- See "Outlook -- Future Capital Requirements"

IV. BELL LABORATORIES

     Lucent's SPN and MCT segments have been and will continue to be supported by the technological expertise provided by Bell Labs, one of the world's foremost industrial research and development organizations. Bell Labs provides support for the businesses of Lucent and conducts basic research. Bell Labs has made significant discoveries and advances in communications science and technology, software design and engineering and networking. These contributions include the invention of the transistor and the design and development of ICs and many types of lasers. Areas of Bell Labs research and development work in recent years include: networking software; data networking; lightwave transmission, especially the wavelength division multiplexing systems ("WDM") which offer greater transmission capacity than other transmission systems; electronic switching technology, which enables rapid call processing, increased reliability and reduced network costs; and microelectronics components, which bring the latest advantages of very large scale integration to the full range of products offered by the Company. Bell Labs' research and development activities continue to focus on the core technologies critical to Lucent's success, which are software, network design and engineering, microelectronics, photonics, data networking and wireless/cellular.

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

     Bell Labs also has led in the development of software-based networking technologies that support Lucent's systems and products. Recently, it has developed systems for digital cellular, PCS, mobile computing and wireless LANs. Bell Lab's technology has allowed the recent introduction of data networking products such as the Internet Telephony Server SP, PacketStar(R) IP switch, PacketStar(R) IP Services platform and the WaveStar 400G high capacity WDM optical networking system.

     Similarly, Bell Labs' advances extend to the microlasers used in today's broadband multifunctional transmission systems, and to today's optical amplifiers and TrueWave fiber. Current photonic research includes work on passive optical networks, photonic switching and quantum wire lasers.

V. RECENT DEVELOPMENTS

     Lucent is in the process of reorganizing its business to become more focused and better positioned to capitalize on market opportunities. This reorganization includes the recent spin-off of Avaya, the expected sale of the power systems business, and the announced IPO and spin-off of Agere Systems, as well as a comprehensive review and restructuring of Lucent's internal systems and processes. Specific initiatives include performing a comprehensive product and service portfolio review aimed at aligning research and development and effective redeployment of sales and marketing teams and other investments as appropriate, consolidating corporate infrastructure and improving supply chain management. The spin-off of Agere Systems is expected to be completed by September 30, 2001. For a discussion of an anticipated substantial decline in revenues and a substantial loss from continuing operations, along with lowered credit ratings and expected restructuring charges, please see "Key Business Challenges" in Item 7.

VI.  BACKLOG

     Lucent's backlog, calculated as the aggregate of the sales price of orders received from customers less revenue recognized, was approximately $8.7 billion and $6.3 billion on September 30, 2000 and 1999, respectively. Of these amounts, approximately $1.9 billion and $600 million at September 30, 2000 and 1999, respectively, was attributable to the microelectronics business which will be spun off as Agere Systems. Approximately $1.2 billion of the orders included in the September 30, 2000 backlog are scheduled for delivery after September 30, 2001. However, all orders are subject to possible rescheduling by customers. Although Lucent believes that the orders included in the backlog are firm, some orders may be canceled by the customer without penalty, and Lucent may elect to permit cancellation of orders without penalty where management believes that it is in Lucent's best interest to do so. About $330 million of the amount at September 30, 2000 is under large, multi-year contracts of which about $110 million is scheduled for delivery after September 30, 2001 and is included in the $1.2 billion referred to above.

VII.  PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY RIGHTS

     From October 1, 1997 to September 30, 2000, Lucent was issued 4,000 patents in the United States. Lucent owns approximately 10,000 patents in the United States and 15,000 in foreign countries. These foreign patents are, for the most part, counterparts of Lucent's United States patents. Many of the patents owned by Lucent are licensed to others and Lucent is licensed to use certain patents owned by others. In connection with the Separation, Lucent has entered into an extensive cross-licensing agreement with AT&T and NCR Corporation. See also, "Separation Agreements -- AT&T -- Patent Licenses and Related Matters."

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

     Lucent and Avaya executed and delivered assignments and other agreements related to patents, technology, and trademarks owned by Lucent. Lucent assigned to Avaya or its subsidiaries approximately 800 issued U.S. patents and their corresponding foreign counterparts relating principally to the businesses of Avaya. Lucent assigned to Avaya certain technology, including trade secrets, software, and copyrights, principally relating to the Avaya businesses. Lucent also assigned to Avaya several hundred trademarks principally relating to the Avaya businesses. Lucent and Avaya each granted to the other, under the patents that each of us has, a non-exclusive, personal license to make, have made, use, lease, import, sell, and offer for sale any and all products and services in which the licensed company is now or hereafter engaged. Each company also granted limited licenses to the other under certain specified technology existing as of October 1, 2000. See also, "Separation Agreements -- AVAYA."

VIII. OUTLOOK

  A.  Forward Looking Statements

     This Form 10-K report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industries in which Lucent operates, management's beliefs and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of Lucent. Words such as "expects," "anticipates,"

"intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Lucent undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Future Factors include increasing price, products and services competition by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and Lucent's ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; the availability of manufacturing capacity, components and materials; the ability to recruit and retain talent; the achievement of lower costs and expenses; credit concerns in the emerging service provider market; customer demand for Lucent's products and services; the ability to successfully integrate the operations and business of acquired companies; timely completion of the proposed IPO and spin-off of Agere Systems and the sale of the power systems business; the successful implementation of the strategic reorganization; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other domestic and foreign governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers and significant suppliers; the ability to supply customer financing when appropriate; technological, implementation and cost/financial risks in the use of large, multi-year contracts; Lucent's credit ratings; the outcome of pending and future litigation and governmental proceedings; the continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support Lucent's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions including interest rate and currency exchange rate fluctuations and other Future Factors.

  B.  General Market Competition

     Lucent operates in a highly competitive industry and expects that the level of competition on pricing and product offerings will intensify. Lucent expects that new competitors will enter its markets as a result of expansion by market participants and advancements in technology. These competitors, as well as existing competitors, may include entrants from the telecommunications, software, data networking and semiconductor industries, and may have strong financial capabilities, technological expertise and established name recognition. Such competitors include Alcatel Alsthom, Cisco Systems, Inc., Ericsson, Nortel Networks Corporation, Motorola, Nokia and Siemens AG. Steps Lucent may take include acquiring or investing in new businesses and ventures, partnering with existing businesses, delivering new technologies, closing and consolidating facilities, disposing of assets, reducing work force levels or withdrawing from markets. See also, the "Competition" section above under "Service Provider Networks," and "Microelectronic and Communications Technologies."

  C.  Dependence on New Product Development

     The markets for Lucent's principal products are characterized by rapidly-changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating communications systems for service providers and other customers. Lucent's operating results will depend to a significant extent on its ability to continue to introduce new systems, products, software and services successfully on a timely basis and to reduce costs of existing systems, products, software and services. The success of these and other new offerings is dependent on several factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of Lucent's competitors and market acceptance. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability, including, in some cases, certification by U.S. and non-U.S. standards-setting bodies.

  D.  Reliance on Major Customers

     A limited number of large customers provide a substantial portion of Lucent's revenues. These customers include Verizon, AT&T and certain incumbent and competitive local exchange carriers. Revenues from Verizon accounted for approximately 13% of consolidated revenues in fiscal year 2000, principally in the SPN segment. Revenues from AT&T accounted for approximately 10%, 14% and 15% of consolidated revenues in fiscal years 2000, 1999 and 1998, respectively. The spending patterns of any of these customers can vary significantly during the year. Elimination or change in the spending patterns of, or a significant reduction in orders from, any one of these customers could negatively affect Lucent's operating results. Lucent's fiscal year 2000 results were negatively affected by the decline in sales to one large U.S. customer and one large non-U.S. customer. The communications industry has recently experienced a consolidation of both U.S. and non-U.S. companies. As a result, Lucent's operating results could become more dependent on a smaller number of large carriers. Lucent continually endeavors to diversify its customer base by adding new and different types of customers. Lucent, however, is often required to provide or arrange for long-term financing for customers as a condition to obtain or bid on infrastructure contracts. Thus, our ability to develop certain customer relationships may be dependent upon our ability to raise capital and extend credit.

  E.  European Monetary Union -- Euro

     Several member countries of the European Union have established fixed conversion rates between their existing sovereign currencies and the Euro and have adopted the Euro as their new common legal currency. The legacy currencies will remain legal tender in the participating countries for a transition period until January 1, 2002. During the transition period, cashless payments can be made in the Euro. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

     Lucent has in place a joint European-United States team representing affected functions within Lucent. This team has been evaluating Euro-related issues which may affect Lucent as they develop, including its pricing/marketing strategy, conversion of information technology systems, and existing contracts. The Euro conversion may effect cross border competition by creating cross border price transparency.

     Lucent will continue to evaluate issues involving the introduction of the Euro as further accounting, tax and governmental legal and regulatory guidance is available. Based on current information and Lucent's current assessment, Lucent does not expect that the Euro conversion will have a material adverse effect on its business or financial condition.

  F.  Future Capital Requirements

     Lucent's working capital requirements and cash flow from operating activities can vary greatly from quarter to quarter, depending on the volume of production, the timing of deliveries and collection of receivables, the build-up of inventories, the payment terms offered to customers, and the extension of credit to customers.

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

     As of September 30, 2000, Lucent had made commitments or entered into an agreement to extend credit to customers up to an aggregate of approximately $6.7 billion. As of September 30, 2000, approximately $1.3 billion had been advanced and was outstanding. In addition, as of September 30, 2000, Lucent had made commitments or entered into agreements to guarantee debt of customers up to an aggregate of approximately $1.4 billion of which approximately $770 million was outstanding.

     In addition to the above arrangements, Lucent will continue to provide or commit to financing where appropriate for its business. The ability of Lucent to arrange or provide financing for its customers will depend on a number of factors, including Lucent's capital structure, credit rating and level of available credit, and its continued ability to lay off commitments and drawn down borrowings on acceptable terms.

     Lucent believes that its credit facilities, cash flow from operations, long and short-term debt financings and receivables securitizations, will be sufficient to satisfy its future working capital, capital expenditure, research and development and debt service requirements. Lucent has a shelf registration statement for the issuance of debt securities of which approximately $1.8 billion remained available at September 30, 2000. Lucent believes that it will be able to access the capital markets on terms and in amounts that will be satisfactory to it, and that it will be able to obtain bid and performance bonds, to arrange or provide customer financing as necessary, and to engage in hedging transactions on commercially acceptable terms, although there can be no assurance that Lucent will be successful in regard to any of the foregoing.

  G.  Non-U.S. Growth, Foreign Exchange and Interest Rates

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

     Lucent is exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact its results of operations and financial condition. Lucent manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. A significant change in the value of the dollar against the currency of one or more countries where Lucent sells products to local customers or makes purchases from local suppliers may materially adversely affect Lucent's results. Lucent attempts to mitigate any such effects through the use of foreign exchange forward or option contracts, although there can be no assurances that such attempts will be successful.

     While Lucent hedges certain foreign currency transactions, the decline in value of non-U.S. dollar currencies, may, if not reversed, adversely affect Lucent's ability to contract for product sales in U.S. dollars because Lucent's products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

  H.  Legal Proceedings and Environment -- See "Environmental Matters" and "Item
3. Legal Proceedings."

  I. Seasonality -- See "Seasonality" above under "Service Provider Networks," and "Microelectronic and Communications Technologies."

  J. Intellectual Property -- See "Patents, Trademarks and Other Intellectual Property Rights" above.

IX. EMPLOYEE RELATIONS

     On September 30, 2000, Lucent employed approximately 126,000 persons, including 73% located in the United States. Of these domestic employees, about 36% are represented by unions, primarily the Communications Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"). Lucent's current five-year collective agreements with the CWA and IBEW expire May 31, 2003.

X. ENVIRONMENTAL MATTERS

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

     It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites which typically range from 5 to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third-party environmental studies, and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amount of such reserves, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any amounts of environmental costs that may be incurred in excess of those provided for at September 30, 2000 cannot be determined.

XI. SEPARATION AGREEMENTS

  A.  AT&T

     For the purposes of governing certain of the relationships between Lucent and AT&T (including NCR) following the Separation, the Company, AT&T and NCR entered into a Separation and Distribution Agreement and the Ancillary Agreements to which they are parties (collectively, the "Separation Agreements"). The Ancillary Agreements include the Employee Benefits Agreement; the Brand License Agreement; the Patent License Agreement and other patent-related agreements; the Technology License Agreement and other technology-related agreements; and the Tax Sharing Agreement and other tax-related agreements. Certain of the Separation Agreements, including certain of the Agreements summarized below, are exhibits to this Form 10-K.

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

  B.  AVAYA

     For the purpose of governing certain of the relationships between Lucent and Avaya following the spin off, Lucent and Avaya entered into a Contribution and Distribution Agreement, as well as other ancillary agreements, including the Employee Benefits Agreement; the Patent and Technology License Agreement; the Tax Sharing Agreement; and the Trademark Licensing Agreement. The Contribution and Distribution Agreement provides for indemnification by each company with respect to contingent liabilities primarily relating to their respective businesses or otherwise assigned to each, subject to certain sharing provisions. In the event the aggregate value of all amounts paid by each company, in respect of any single contingent liability or any set or group of related contingent liabilities, is in excess of $50 million, each company will share portions in excess of the threshold amount based on agreed-upon percentages. The Contribution and Distribution Agreement also provides for the sharing of certain contingent liabilities, specifically: (1) any contingent liabilities that are not primarily contingent liabilities of Lucent or contingent liabilities associated with the businesses attributed to Avaya; (2) certain specifically identified liabilities, including liabilities relating to terminated, divested or discontinued businesses or operations; and (3) shared contingent liabilities within the meaning of the Separation and Distribution Agreement with AT&T Corp. Please refer to the Registration Statement on Form 10 (No. 001-15951) of Avaya for the full text of the Contribution and Distribution Agreement and other ancillary agreements.

ITEM 2. PROPERTIES.

     At September 30, 2000, Lucent operated 36 manufacturing sites, of which 17 were located in the United States, occupying in excess of 17 million square feet substantially all of which were owned. The remaining 19 sites were located in 11 countries.

     At September 30, 2000, Lucent operated 118 warehouse sites, of which 86 were located in the United States, occupying in excess of 4 million square feet, substantially all of which were leased. The remaining 32 sites were located in 15 countries.

     At September 30, 2000, Lucent operated 627 office sites (administration, sales, field service), of which 379 were located in the United States, occupying in excess of 20 million square feet, of which 15 million square feet of which were leased. The remaining 248 sites were located in 56 countries.

     At September 30, 2000, Lucent operated additional sites in 21 cities, of which 8 were located in the United States, with significant research and development activities, occupying in excess of 10 million square feet, of which approximately 2 million square feet were leased.

     Lucent believes its plants and facilities are suitable and adequate to meet its current needs.

ITEM 3. LEGAL PROCEEDINGS.

     In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under the laws and regulations related to environmental and other matters. (Also see Item 1. "Business -- XI Separation Agreements" regarding the assumption by Lucent of certain liabilities and contingent liabilities.) All such matters are subject to many uncertainties and outcomes are not predictable with assurance. Consequently, Lucent is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2000. While these matters could affect operating results of any one quarter when resolved in future periods and, while there can be no assurance with respect thereto, it is management's opinion that after final disposition, any monetary liability or financial impact to Lucent beyond that provided in the consolidated balance sheet at September 30, 2000 would not be material to Lucent's annual consolidated financial statements.

     In addition, Lucent and certain of its former officers are defendants in several purported shareholder class action lawsuits described in the following three paragraphs for alleged violations of federal securities laws. The purported class action suits described in the following three paragraphs are in the early stages and Lucent is unable to express a view on their outcome. Lucent intends to defend these actions vigorously.

     Lucent and certain former officers of Lucent are defendants in a purported class action litigation pending in the United States District Court for the District of New Jersey. That action is the result of several complaints that were consolidated on February 25, 2000, and amended several times since. The third Consolidated Amended and Supplemental Class Action Complaint purports to bring claims on behalf of all persons who allegedly purchased Lucent's common stock between October 26, 1999, and November 21, 2000, for alleged violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. Specifically, the complaint alleges, among other things, that beginning in late October 1999, Lucent and certain of its officers misrepresented Lucent's financial condition and failed to disclose material facts that would have an adverse impact on Lucent's future earnings and prospects for growth. The action seeks compensatory and other damages, and costs and expenses associated with litigation.

     Lucent is aware of five other purported class action lawsuits that have been filed in the United States District Court for the District of New Jersey. As with the consolidated action discussed above, those actions purport to bring claims for alleged violations of the federal securities laws, including Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The actions seek compensatory and other damages, and costs and expenses associated with litigation. Because the actions assert claims that relate to or are similar to the claims in the consolidated litigation discussed above, it is likely that these actions will be consolidated with that action.

     In addition, Lucent is aware of purported class action lawsuits that have been filed in Civil District Court in the State of Louisiana and in the United States District Court for the Eastern District of New York. As with the consolidated action discussed above, those actions purport to bring claims for alleged violations of the federal securities laws, including Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints allege that Lucent misrepresented its financial condition and failed to disclose material facts about its business, operations and future prospects. The actions seek compensatory and other damages, and costs and expenses associated with litigation. Lucent has filed a petition to remove the Louisiana action from state court to federal court in Louisiana. In addition, because these actions assert claims that relate to or are similar to the claims in the consolidated litigation discussed above, these actions may ultimately be transferred to the United States District Court for the District of New Jersey and consolidated with that action.

     From time to time we are subject to unfair labor charges filed by the unions with the National Labor Relations Board. For example, Lucent has been advised by Region 6 of the National Labor Relations Board, which is located in Pittsburgh, Pennsylvania, that it is issuing a complaint alleging that Lucent has refused to bargain over the outsourcing of certain of its manufacturing activities. In that proceeding, which will be held before an administrative law judge in Region 6 of the National Labor Relations Board, the General Counsel of the National Labor Relations Board will act as prosecutor and the charging party, IBEW System Council EM-3, which is the union representing the workers at the manufacturing facilities in question, will be an interested party entitled to participate in the proceeding.

     On December 11, 2000, the former President of Lucent North America filed a lawsuit against Lucent in the Superior Court of New Jersey. The complaint makes a number of allegations, including claims under New Jersey's Conscientious Employee Protection Act and for breach of contract. It seeks unspecified claims, compensatory damages and punitive damages. Lucent intends to defend this action vigorously.

     See also the discussion of "Environmental Matters" in Item 1. for additional information on environmental matters and proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of the fiscal year covered by this report on Form 10-K, no matter was submitted to a vote of Security Holders.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

(a) MARKET PRICE AND DIVIDEND INFORMATION

     Lucent's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol LU. The following table presents the reported high and low sales prices of Lucent's common stock as reported on the NYSE:

                                                                                             DIVIDENDS
                                                                                                PER
                                                              HIGH            LOW              SHARE
                                                              ----            ---            ---------
YEAR ENDED SEPTEMBER 30, 2000
Quarter ended December 31, 1999.............................  $84 3/16        $55 1/16         $0.04
Quarter ended March 31, 2000................................   77 1/2          49 13/16         0.00
Quarter ended June 30, 2000.................................   65 15/16        51 1/16          0.02
Quarter ended September 30, 2000............................   67 3/16         28 1/16          0.02
YEAR ENDED SEPTEMBER 30, 1999
Quarter ended December 31, 1998.............................  $56 15/16       $26 23/32        $0.04
Quarter ended March 31, 1999................................   60              47               0.00
Quarter ended June 30, 1999.................................   68 11/16        51 7/8           0.02
Quarter ended September 30, 1999............................   79 3/4          60               0.02

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of November 30, 2000, there were approximately 1,602,553 shareholders of record.

ITEM 6. SELECTED FINANCIAL DATA

                   LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES

                      SELECTED FINANCIAL DATA (UNAUDITED)

                                                                 YEARS ENDED                 NINE MONTHS
                                                                SEPTEMBER 30,                   ENDED
                                                    -------------------------------------   SEPTEMBER 30,
                                                     2000      1999      1998      1997        1996(1)
                                                    -------   -------   -------   -------   -------------
                                                       (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
RESULTS OF OPERATIONS(5)
Revenues..........................................  $33,813   $30,617   $24,367   $21,483      $12,432
Gross margin......................................   14,274    15,012    11,429     9,215        4,868
Depreciation and amortization expense.............    2,318     1,580     1,228     1,348          822
  Operating income................................    2,985     4,694     1,953     1,219          256
Income from continuing operations.................    1,681     3,026       769       453          125
Income (loss) from discontinued operations........     (462)      455       296        17          263
Income before cumulative effect of accounting
  change..........................................    1,219     3,481     1,065       470          388
Cumulative effect of accounting change............       --     1,308        --        --           --
Net income........................................    1,219     4,789     1,065       470          388
Earnings (loss) per common share -- basic(2)(3):
  Income from continuing operations...............  $  0.52   $  0.97   $  0.25   $  0.15      $  0.04
  Income (loss) from discontinued operations......    (0.14)     0.15      0.10      0.01         0.10
  Cumulative effect of accounting change..........       --      0.42        --        --           --
  Net income......................................  $  0.38   $  1.54   $  0.35   $  0.16      $  0.14
Earnings (loss) per common share -- diluted
  (2)(3):
  Income from continuing operations...............  $  0.51   $  0.94   $  0.25   $  0.15      $  0.04
  Income (loss) from discontinued operations......    (0.14)     0.14      0.09      0.01         0.10
  Cumulative effect of accounting change..........       --      0.41        --        --           --
  Net income......................................  $  0.37   $  1.49   $  0.34   $  0.16      $  0.14
Earnings per common share -- pro forma(3)(4)......      n/a       n/a       n/a       n/a      $  0.13
Dividends per common share(3).....................  $  0.08   $  0.08   $0.0775   $0.0563      $0.0375
FINANCIAL POSITION(5)
Total assets......................................  $48,792   $35,372   $25,144   $21,045      $20,242
Working capital...................................   10,613    10,090     5,355     1,494        1,963
Total debt........................................    6,559     5,867     2,861     4,182        2,795
Shareowners' equity...............................   26,172    13,936     7,960     4,570        3,479
OTHER INFORMATION
Gross margin percentage...........................     42.2%     49.0%     46.9%     42.9%        39.2%
Selling, general and administrative expenses as a
  percentage of revenues..........................     18.5%     19.0%     18.2%     19.5%        22.4%
Research and development expenses as a percentage
  of revenues.....................................     11.9%     13.8%     15.0%     14.1%        14.7%
Ratio of total debt to total capital (debt plus
  equity).........................................     20.0%     29.6%     26.4%     47.8%        44.5%
Capital expenditures..............................  $ 2,701   $ 2,042   $ 1,615   $ 1,569      $   981

---------------
(1) Beginning September 30, 1996, Lucent changed its fiscal year-end from December 31 to September 30 and reported results for the nine-month transition period ended September 30, 1996.

(2) The calculation of earnings per share on a historical basis includes the retroactive recognition to January 1, 1995, of the 2,098,499,576 shares (524,624,894 shares on a pre-split basis) owned by AT&T on April 10, 1996.

(3) All per share data have been restated to reflect the two-for-one splits of Lucent's common stock that became effective on April 1, 1998, and April 1, 1999.

(4) The calculation of earnings (loss) per share on a pro forma basis assumes that all 2,951,466,467 shares outstanding on April 10, 1996, were outstanding since January 1, 1996, and gives no effect to the use of proceeds from the IPO.

(5) Certain prior year amounts have been reclassified to conform to the fiscal year 2000 presentation.

n/a Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     In fiscal 2000, Lucent Technologies Inc. ("Lucent" or the "Company") completed its plan to spin off its Enterprise Networks business to shareowners, forming a separate and independent company. The new company is called Avaya Inc. ("Avaya") (See DISCONTINUED OPERATIONS).

     In addition, on July 20, 2000, Lucent announced its intention to spin off its microelectronics business, which includes the optoelectronics components and integrated circuits divisions, into a separate and independent company. The new company is called Agere Systems Inc. ("Agere Systems"). On December 11, 2000, a Form S-1 registration statement was filed with the SEC in anticipation of an initial public offering ("IPO") of Agere Systems. Lucent intends to distribute the remaining shares in a tax-free distribution. This report does not constitute the offering of any securities, which will be made only by a prospectus filed with the SEC. In connection with the spin-off, Lucent may be adjusting its capital structure including a possible reduction in the amount of debt outstanding. The IPO is expected to be completed in the quarter ending March 31, 2001, and completion of the spin-off is expected by the end of the 2001 fiscal year. The IPO and spin-off are subject to certain conditions, including a favorable tax ruling by the IRS.

     On November 13, 2000, Lucent entered into an agreement to sell its power systems business to Tyco International Ltd., a diversified manufacturing and service company, for $2,500 million in cash. The sale, which is subject to regulatory approval and other customary closing conditions, is expected to close by December 31, 2000 and result in a one-time gain to be recorded as an extraordinary item, net of tax, in the quarter in which the sale closes.

     These actions will allow Lucent to concentrate its investments, resources and management attention on optical, data and wireless solutions, along with the network design, consulting and integration services to support them. Lucent expects to take a business restructuring charge associated with the redesign of its business in the quarter ending March 31, 2001. Lucent expects to give details of the charge in late January, 2001. A review of our internal processes will continue throughout 2001 and may result in additional restructuring and associated charges (see KEY BUSINESS CHALLENGES).

     On a total basis, Lucent reported net income of $1,219 million, or $0.37 per share (diluted) for the year ended September 30, 2000, as compared with year-ago net income of $4,789 million, or $1.49 per share (diluted). Fiscal 2000 net income includes a $462 million loss, or $0.14 per share (diluted), from discontinued operations, net of tax, compared with $455 million of income, or $0.14 per share (diluted), net of tax, for fiscal 1999. The fiscal 2000 net income also includes a reduction of costs and operating expenses of $252 million representing the impact of adopting Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). In addition, in fiscal 1999 Lucent changed its method for determining annual net pension and postretirement benefit costs. As a result, included in 1999 net income is a $1,308 million, or $0.41 per share (diluted), cumulative effect of accounting change. Lucent's income before the cumulative effect of accounting change was $3,481 million for the year ended September 30, 1999. See
Note 12 to the accompanying Consolidated Financial Statements for further details of the accounting change.

DISCONTINUED OPERATIONS

     On March 1, 2000, Lucent announced plans to spin off Avaya and, on September 30, 2000, the spin-off was accomplished through a tax-free distribution of shares to Lucent's shareowners.

     Avaya represented a significant segment of the Company's business. Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB 30"), Lucent has reclassified its Consolidated Financial Statements to reflect the spin-off of Avaya. The revenues, costs and expenses, assets and liabilities, and cash flows of Avaya have been segregated in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results, net assets and net cash flows of this business have been reported as "Discontinued Operations" in the accompanying Consolidated Financial Statements.

     Lucent recorded a $462 million loss from discontinued operations (net of a tax benefit of $78 million) for the year ended September 30, 2000. The net loss is comprised of $303 million of net income from discontinued operations for the period prior to the measurement date and a $765 million net loss on disposal of Avaya. The loss on disposal of Avaya reflects the costs directly associated with the spin-off and the net loss of Avaya between the measurement date and the spin-off date of September 30, 2000. The costs reflect those components of Avaya reorganization plan, including a business restructuring charge and directly related asset write-downs of $545 million recorded during the year, along with transaction costs of $56 million for the spin-off. Major components of this charge include $365 million for employee separation and $101 million for real estate consolidation.

     In addition, the loss from discontinued operations includes an allocation of Lucent's interest expense based on the amount of debt assumed by Avaya. Approximately $780 million of commercial paper borrowings were assumed by Avaya as part of the spin-off transaction.

     Lucent's financial results for discontinued operations are different from the results reported by Avaya due to different assumptions and allocations required to be made by the two companies.

     The following discussion will focus on Lucent's results from continuing operations.

FINANCIAL HIGHLIGHTS

     Lucent reported income from continuing operations of $1,681 million, or $0.51 per share (diluted), for the year ended September 30, 2000, compared with year-ago income from continuing operations of $3,026 million, or $0.94 per share (diluted).

     Income from continuing operations for 2000 includes $1,005 million ($1,001 million after-tax) of purchased in-process research and development ("IPRD") expenses related to the acquisitions of Spring Tide Networks, Chromatis Networks, Herrmann Technology, Ortel Corporation, Agere, Inc. and VTC Inc., a pre-tax gain of $189 million ($115 million after-tax) associated with the sale of an equity investment, a reduction to costs and operating expenses of $252 million related to the impact of adopting SOP 98-1 and a pre-tax charge of $61 million ($40 million after-tax) primarily associated with the mergers with International Network Services ("INS"), Excel Switching Corporation and Xedia Corporation.

     Income from continuing operations in 1999 includes a $108 million ($71 million after-tax) reversal of business restructuring charges, a $110 million non-tax deductible charge for merger-related costs and a $236 million charge ($169 million after-tax) primarily associated with asset impairments and integration-related charges related to the Ascend Communications, Inc. and Nexabit Networks, Inc. mergers, a $274 million gain ($167 million after-tax) on the sale of an equity investment, and $292 million ($280 million after-tax) of IPRD expenses related to the acquisitions of Stratus Computer, Inc., XNT Systems, Inc., Quantum Telecom Solutions, Inc., InterCall Communications and Consulting, Inc., Quadritek Systems, Inc., Sybarus Technologies, WaveAccess Ltd. and the Ethernet local area network ("LAN") component business of Enable Semiconductor ("Enable").

ACQUISITIONS

     As part of Lucent's continuing efforts to provide its customers with end-to-end communications solutions, the Company completed numerous acquisitions and mergers during the three years ended September 30, 2000. For more information, see Note 4 to the accompanying Consolidated Financial Statements.

OPERATING SEGMENTS

     Lucent operates in the global telecommunications networking industry and has two reportable segments: Service Provider Networks ("SPN") and Microelectronics and Communications Technologies ("MCT"). SPN provides public networking systems, software and services to telecommunications service providers and public network operators around the world. MCT provides high-performance optoelectronic components and integrated circuits, power systems and optical fiber for applications in the communications and computing industries. In addition, MCT also includes Lucent's new ventures business. The results of other smaller units and corporate operations are reported in Other and Corporate.

     The two reportable operating segments are strategic market units that offer distinct products and services. These segments were determined based on the customers and the markets that Lucent serves. Each market unit is managed separately as each operation requires different technologies and marketing strategies.

     As a result of reorganization initiatives (see KEY BUSINESS CHALLENGES), the Company is evaluating changes to its management model and organizational structure which will result in changes to the reportable segments in the next fiscal year.

                                    [CHART]

                                SEGMENT REVENUES
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                                                              1998     1999     2000
                                                              -----    -----    -----
                                                               (DOLLARS IN BILLIONS)
Service Provider Networks...................................  $20.1    $24.8    $26.5
Microelectronics and Communications Technologies............    4.2      5.0      7.0
Other and Corporate.........................................    0.1      0.8      0.3

     Lucent's Service Provider Networks segment represents about 78% of the total external sales for 2000. Lucent offers a wide range of products and services representing a full-service package for the next generation of networks.

                                    [CHART]

                          PRODUCT AND SERVICE REVENUES
                     FOR THE YEAR ENDED SEPTEMBER 30, 2000

Core Networking Systems.....................................   56%
Wireless Products...........................................   18%
Microelectronics............................................   11%
NetCare Professional Services...............................    4%
Other.......................................................   11%

KEY BUSINESS CHALLENGES

     Lucent is in the process of reorganizing its business to become more focused and better positioned to capitalize on market opportunities. This reorganization includes the recent spin-off of Avaya, the expected sale of the power systems business and the announced IPO and spin-off of Agere Systems, as well as a comprehensive review and restructuring of Lucent's internal systems and processes. Specific initiatives include performing a comprehensive product and service portfolio review aimed at aligning research and development and effective redeployment of sales and marketing teams and other investments as appropriate, consolidating corporate infrastructure and improving supply chain management. Lucent expects to take a significant business restructuring charge in the quarter ending March 31, 2001. Lucent expects to give details of the charge in late January, 2001. A review of our internal processes will continue throughout 2001 and may result in additional restructuring and associated charges. The reorganization, including the spin-off of Agere Systems, is expected to be completed by September 30, 2001.

     A limited number of large customers provide a substantial portion of Lucent's revenues. These customers include Verizon, AT&T and certain incumbent and competitive local exchange carriers. The spending patterns of these customers can vary significantly during the year. An elimination or change in the spending patterns of, or a significant reduction in orders from, any one of these customers could negatively affect Lucent's operating results. Lucent's fiscal year 2000 results were negatively affected by the decline in sales to one large U.S. customer and one large non-U.S. customer. The communications industry has recently experienced a consolidation of both U.S. and non-U.S. companies. As a result, Lucent's operating results could become more dependent on a smaller number of large carriers. Lucent continually endeavors to diversify its customer base by adding new and different types of customers. Lucent, however, is often required to provide or arrange for long-term financing for customers as a condition to obtain or bid on infrastructure contracts. Thus, our ability to develop certain customer relationships may be dependent upon our ability to raise capital and extend credit.

     Lucent operates in a highly competitive industry and expects the level of competition relating to pricing and product offerings will intensify. Lucent expects that new competitors will enter its markets as a result of expansion by market participants and advancements in technology. These competitors may include entrants from the telecommunications, software, data networking, cable television and semiconductor industries, and may have strong financial capabilities, technological expertise and established name recognition. Lucent attempts to direct the Company's resources to meet market needs and competitive challenges based on ongoing assessments of market conditions. However, due to misjudgment of the market demand for specific product offerings, Lucent's results for fiscal year 2000 were adversely affected by a larger than expected reduction in revenue and gross margin for its traditional circuit switching products and related software, and lower revenues and gross margins for specific optical networking products.

     For the first fiscal quarter of 2001, Lucent anticipates a substantial decline in revenues compared to the year-ago quarter, and a substantial loss from continuing operations. This reflects a significant sales decline in North America due to an overall softening in the competitive local exchange carrier market, slowdown in capital spending by established service providers, lower software sales and a more focused use of vendor financing by Lucent.

     On December 21, 2000, Moody's Investors Service lowered Lucent's credit rating on senior unsecured long-term debt from A2 to A3 and on commercial paper from Prime-1 to Prime-2; the A3 rating remains on review for possible further downgrade, and Moody's concluded the review of the commercial paper rating. Also on December 21, 2000, Standard & Poor's lowered Lucent's credit rating on senior unsecured long-term debt from A to BBB+ and the commercial paper rating from A-1 to A-2, both of which remain on CreditWatch with the possibility of further downgrades. Lucent believes that it will have sufficient capital resources to fulfill its own operational and capital needs, as well as to extend credit to customers when appropriate, although there can be no assurance that this will occur.

RESULTS OF OPERATIONS:

REVENUES

     Total revenues for 2000 increased 10.4% to $33,813 million compared with 1999, due to increases in sales from both reportable operating segments, partially offset by a decrease in Other and Corporate, predominantly from the remaining consumer products business, which was sold in the second fiscal quarter of 2000. Revenue growth was driven by sales increases globally. For 2000, sales within the United States grew 10.9% compared with 1999. Non-U.S. revenues increased 9.7% compared with 1999. These non-U.S. sales represented 33.9% of total revenues compared with 34.2% in 1999.

                                    [CHART]

                          REVENUES BY NON-U.S. REGIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1998, 1999 AND 2000

                                                              1998     1999     2000
                                                              -----    -----    -----
                                                               (DOLLARS IN BILLIONS)
Canada......................................................  $0.4     $0.3     $0.4
Caribbean/Latin America.....................................   0.7      1.3      1.7
Asia/Pacific................................................   2.7      3.2      4.0
Europe/Middle East/Africa...................................   3.2      5.7      5.3

     Revenues are attributed to geographic areas based on the location of customers.

     Total revenues for 1999 increased 25.6% to $30,617 million compared with 1998. Revenue growth was driven by sales increases globally. For 1999, U.S. sales grew 15.6% compared with 1998 and non-U.S. sales increased 50.8% compared with 1998. These non-U.S. sales represented 34.2% of total revenues compared with 28.5% in 1998.

     The following table presents Lucent's revenues by segment and the percentage of total revenues for the years ended September 30, 2000, 1999, and 1998:

                                                 2000                1999                1998
                                           ----------------    ----------------    ----------------
                                                      % OF                % OF                % OF
                                                      TOTAL               TOTAL               TOTAL
                                                            (DOLLARS IN MILLIONS)
Service Provider Networks................  $26,509      78     $24,833      81     $20,116      83
Microelectronics and Communications
  Technologies...........................    6,953      21       5,026      16       4,134      17
Other and Corporate......................      351       1         758       3         117      --
                                           -------     ---     -------     ---     -------     ---
Total Lucent.............................  $33,813     100     $30,617     100     $24,367     100
                                           =======     ===     =======     ===     =======     ===

     Revenues in 2000 from the SPN segment increased by 6.8%, or $1,676 million, compared with 1999, and increased 23.4%, or $4,717 million, for 1999 compared with 1998. The 2000 increases were driven by sales of service provider Internet infrastructure, wireless systems and professional services, offset in part by a decline in optical networking products, primarily due to lower revenues in the fiscal fourth quarter and a decline in switching revenues. Lower than expected revenues in optical networking, due primarily to being late to market with the OC-192 product, which affected the entire product cycle, from engineering and manufacturing to deployment and launch, had a negative impact on the fiscal year's revenue growth. In addition, lower revenues from switching products primarily due to the shift in customer spending away from circuit switching, pricing pressures and the impact of a substantial reduction in a major long-term foreign project also negatively impacted growth. The 1999 increases resulted primarily from higher sales of switching and wireless systems products with associated software, optical networking and data networking systems and communications software.

     U.S. revenues in 2000 from the SPN segment increased by 7.1% over 1999, and by 10.9% comparing 1999 with 1998. The 2000 and 1999 U.S. revenue increases included revenue gains from sales to incumbent local exchange carriers, which in certain cases provide wireless service, and competitive local exchange carriers. Revenues in 2000 increased despite a decline in revenues from AT&T, historically a significant customer. In addition, the 1999 U.S. revenue increase included long distance carriers. Non-U.S. revenues for 2000 increased 6.0% compared with 1999, reflecting gains in all regions except Europe/Middle East/Africa ("EMEA"), which was negatively impacted by the substantial reduction of revenues from a major long-term foreign project, and represented 32.6% of revenues for 2000 compared with 32.8% for 1999. Non-U.S. revenues for 1999 increased 60.7% compared with 1998 due to revenue growth in the EMEA region, primarily due to the same major long-term foreign project, Caribbean/Latin America and Asia/Pacific regions and represented 32.8% of revenues for 1999 compared with 25.2% in 1998.

     Lucent expects that product transition associated with a decline in circuit switching revenue and the substantial reduction of revenues from AT&T and a major long-term foreign project will not be fully offset immediately by the ramp-up of newer products. In addition, component shortages have led to a longer than expected full-volume ramp-up in optical networking.

     Revenues in 2000 from the MCT segment increased 38.3%, or $1,927 million, compared with 1999. This increase was driven by sales of optical fiber, optoelectronic components, power systems, wired and wireless LAN systems and customized chips for computing and high-speed communications systems. Revenues in 1999 increased 21.6%, or $892 million, compared with 1998, due to higher sales of optoelectronic components and integrated circuits for high-speed communications, data networking, wireless and computing systems. Increased sales of power systems also contributed to the increase.

     U.S. sales in 2000 increased 51.8% compared with 1999 and 16.2% in 1999 compared with 1998. Non-U.S. revenues increased 22.5% compared with 1999, with revenue growth in all regions. Non-U.S. revenues increased 28.6% in 1999 compared with 1998, driven by sales in the Asia/Pacific and EMEA regions. Non-U.S. revenues represented 40.7% of sales in 2000 compared with 46.0% in 1999 and 43.5% in 1998.

     As previously discussed, in fiscal 2001 Lucent intends to spin off Agere Systems, which is currently part of the MCT segment.

     Revenues in 2000 from sales of OTHER AND CORPORATE decreased $407 million compared with 1999, due to lower revenues from the Company's remaining consumer products business, which was sold in the second fiscal quarter of 2000. Revenues in 1999 increased $641 million compared with 1998, primarily due to the consolidation of the businesses regained from the PCC venture.

     On October 22, 1998, Lucent and Philips announced they would end their PCC venture. The venture was terminated in late 1998. The results of operations and net assets of the remaining businesses Lucent previously contributed to PCC had been consolidated as of October 1, 1998. Revenues are included in Other and Corporate. In December 1998, Lucent sold certain assets of the wireless handset business to Motorola, Inc. and completed the sale of its remaining consumer products business in the second fiscal quarter of 2000.

COSTS AND GROSS MARGIN

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                            (DOLLARS IN MILLIONS)
Costs.................................................  $19,539    $15,605    $12,938
Gross margin..........................................  $14,274    $15,012    $11,429
Gross margin percentage...............................     42.2%      49.0%      46.9%

     Total costs in 2000 increased $3,934 million, or 25.2%, compared with 1999. As a percentage of revenue, gross margin decreased to 42.2% from 49.0% in 1999. This decrease was primarily due to decreased volumes and margins in the optical networking and switching businesses, including lower software revenues, increased pricing pressures in other product lines and continued expansion into overseas markets, which generally yield lower margins. This decrease in gross margin percentage was partially offset by $400 million resulting from lower personnel costs, including lower incentive compensation awards and a higher net pension credit, and the impact of adopting SOP 98-1. In addition, Lucent anticipates a further shift from higher margin switching products to newer products with initially lower margins. Total costs in 1999 increased $2,667 million, or 20.6%, compared with 1998 due to the increase in sales volume. Gross margin percentage increased 2.1 percentage points from 1998. The increase in gross margin percentage for the year was due to a more favorable mix of products.

OPERATING EXPENSES

                                                            2000      1999      1998
                                                           ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
Selling, general and administrative ("SG&A").............  $6,266    $5,806    $4,424
As a percentage of revenues..............................    18.5%     19.0%     18.2%
As a percentage of revenues excluding amortization of
  goodwill and other acquired intangibles................    16.9%     18.0%     17.7%

     SG&A expenses increased $460 million, or 7.9%, and decreased 0.5 percentage points as a percentage of revenues in 2000 as compared with 1999 and increased $1,382 million, or 31.2%, and increased 0.8 percentage points as a percentage of revenues in 1999 as compared with 1998. The dollar increases are attributable to higher sales volume and increased amortization of goodwill and other acquired intangibles. The current year expense was also negatively impacted by increased reserves for bad debt on trade receivables due to specific credit concerns primarily in the emerging service provider market. These increases were partially offset by $500 million resulting from lower personnel costs, including lower incentive compensation awards and a higher net pension credit, and the impact of adopting SOP 98-1. In addition, included in the current year expense is $61 million primarily associated with the mergers with INS, Excel and Xedia. Included in the 1999 expense is $110 million associated with the mergers with Ascend, Nexabit, RAScom and VitalSigns.

     Amortization expense associated with goodwill and other acquired intangibles was $551 million, $310 million and $105 million for the years ended September 30, 2000, 1999 and 1998, respectively. As a result of the 2000 acquisition activity, Lucent expects amortization of goodwill and other acquired intangibles to significantly increase in future periods. On a pro forma basis, assuming the 2000 acquisitions occurred on October 1, 1999, the amortization of goodwill and other acquired intangibles would have increased by approximately $931 million for the year ended September 30, 2000. The 1999 increase largely relates to the $109 million write-off of Livingston goodwill and other acquired intangibles. For further details see IN-PROCESS RESEARCH AND DEVELOPMENT.

     In addition, 1999 includes an $85 million reversal of 1995 business restructuring charges.

                                                            2000      1999      1998
                                                           ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
Research and development ("R&D").........................  $4,018    $4,220    $3,667
As a percentage of revenues..............................    11.9%     13.8%     15.0%
Purchased in-process research and development ("IPRD")...  $1,005    $  292    $1,385

     R&D expenses in 2000 decreased $202 million, or 4.8%, and decreased 1.9 percentage points as a percentage of revenues compared with 1999, and increased $553 million, or 15.1%, and decreased 1.2 percentage points in 1999 as a percentage of revenues compared with 1998. The 2000 dollar decrease, as well as the percentage of revenues decrease in 2000, were largely the result of $350 million of lower personnel costs, including lower incentive compensation awards and a higher net pension credit, and the impact of adopting SOP 98-1. The 1999 dollar increase was primarily due to increased expenditures in support of substantially all product lines. The 1999 decrease in R&D as a percentage of revenues reflects more custom contract work that was recorded in costs as opposed to R&D.

     IPRD expenses for 2000 were $1,005 million, reflecting the charges associated with the acquisitions of Spring Tide, Chromatis, Herrmann, Ortel, Agere and VTC in 2000, as compared with $292 million related primarily to the acquisitions of Stratus, XNT, Quantum, InterCall, Quadritek, Sybarus, WaveAccess and Enable in 1999. See further discussion under IN-PROCESS RESEARCH AND DEVELOPMENT.

OTHER INCOME -- NET, INTEREST EXPENSE AND PROVISION FOR INCOME TAXES

                                                            2000      1999      1998
                                                           ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
Other income-net.........................................  $  366    $  402    $  110
Interest expense.........................................  $  348    $  318    $  143
Provision for income taxes...............................  $1,322    $1,752    $1,151
Effective income tax rate................................    44.0%     36.7%     59.9%
Adjusted income tax rate*................................    29.7%     32.6%     34.0%

---------------
* excludes non-tax deductible IPRD expenses, merger-related costs, amortization of goodwill and other acquired intangibles, certain one-time gains on sales of equity investments in 2000 and 1999, and the gain on the sale of the Company's ATS business in 1998.

     During 2000, other income, net, included interest income of $125 million and net gains on sales and settlements of financial instruments of $361 million, including a $189 million gain from the sale of an equity investment. During 1999, other income, net, included interest income of $133 million and net gains on sales and settlements of financial instruments of $302 million, including a $274 million gain from the sale of an equity investment. During 1998, other income, net, included interest income of $122 million, gains from the sale of businesses of $208 million, including a gain related to the sale of the Advanced Technology Systems unit of $149 million and net equity losses from investments of $207 million primarily related to the investment in PCC.

     Interest expense increased primarily due to higher debt levels in 2000 and 1999. In addition, interest expense in 2000 increased from higher weighted average interest rates on commercial paper.

     The effective income tax rates exceed the U.S. federal statutory income tax rates primarily due to the write-offs of IPRD costs and merger-related expenses that are not deductible for tax purposes. The adjusted income tax rate decreased
2.9 percentage points in 2000 compared with 1999. This decrease was primarily due to increased research tax credits and the tax impact of non-U.S. activity. The adjusted income tax rate decreased 1.4 percentage points in 1999 compared with 1998. This decrease was primarily due to a reduced state effective tax rate and the tax impact of non-U.S. activity.

     The 1998 effective income tax rate does not include a federal income tax provision for Kenan since Kenan was an S-Corporation prior to its merger with Lucent.

CASH FLOWS

                                                         2000       1999       1998
                                                        -------    -------    -------
                                                            (DOLLARS IN MILLIONS)
Net cash provided by (used in):
  Operating activities................................  $   304    $  (962)   $ 1,452
  Investing activities................................  $(2,480)   $(1,782)   $(2,697)
  Financing activities................................  $ 2,211    $ 3,345    $   852

     Cash provided by operating activities increased $1,266 million to $304 million in 2000 compared with 1999. This improvement was primarily due to smaller increases in receivables, other operating assets and liabilities and a larger tax benefit from stock options exercised during the current year. The change in receivables resulted from smaller revenue growth in the fiscal fourth quarter of 2000 as compared with the same period in 1999, partially offset by a higher average days outstanding (see FINANCIAL CONDITION). These improvements were partially offset by increased inventories and contracts in process to meet current and anticipated sales commitments to customers and the start-up of several long-term projects, lower accounts payable due to the timing of payments and lower net income as adjusted for non-cash operating items.

     Cash from operating activities decreased $2,414 million in 1999 compared with 1998. This was primarily due to larger increases in receivables and inventories as well as lower decreases in payroll and benefit-related liabilities. Cash payments of $61 million were charged against the 1995 business restructuring reserves in 1999, compared with $162 million in 1998. All projects associated with the 1995 business restructuring reserve were substantially completed as of September 30, 1999.

     Cash used in investing activities increased $698 million to $2,480 million in 2000 compared with 1999. The increase was primarily due to increased capital expenditures (see below) and decreased proceeds from the sales of investments, partially offset by decreased purchases of investments and higher proceeds from the dispositions of businesses.

     Cash used in investing activities decreased $915 million in 1999 compared with 1998, primarily due to increased proceeds from the sales of investments and a reduction in cash used for acquisitions and purchases of investments, partially offset by increased capital expenditures.

     Capital expenditures were $2,701 million, $2,042 million and $1,615 million for 2000, 1999 and 1998, respectively. The increases in capital expenditures primarily relate to expenditures for equipment and facilities used in manufacturing and research and development, including expansion of manufacturing capacity, and expenditures for efficiency improvements and non-U.S. growth. In addition, in 2000 capital expenditures included capitalized internal use software.

     Cash provided by financing activities decreased $1,134 million to $2,211 million in 2000 compared with 1999. This decrease was primarily due to lower issuances of long-term debt and increases in repayments of long-term debt, partially offset by an increase in short-term borrowings and an increase in proceeds from the issuances of common stock primarily for stock option exercises.

     Cash provided by financing activities increased $2,493 million in 1999 compared with 1998. This increase was primarily due to increased issuances of debt.

FINANCIAL CONDITION

                                                                2000         1999
                                                              ---------    --------
                                                              (DOLLARS IN MILLIONS)
Total assets................................................  $ 48,792     $35,372
Total liabilities...........................................  $ 22,620     $21,436
Working capital.............................................  $ 10,613     $10,090
Debt to total capital (debt plus equity)....................      20.0%       29.6%
Inventory turnover ratio....................................       4.1x        4.4x
Average days outstanding -- receivables.....................  102 days     89 days

     Total assets as of September 30, 2000, increased $13,420 million, or 37.9%, from September 30, 1999. This increase was primarily from increases of $8,985 million in goodwill and other acquired intangibles, as well as from increases in receivables, inventories, contracts in process, prepaid pension costs, and other assets of $759 million, $1,437 million, $779 million, $981 million and $994 million, respectively. These increases were partially offset by a decrease in net assets of discontinued operations of $907 million as a result of completing the Avaya spin-off on September 30, 2000. The increase in goodwill and other acquired intangibles is due to the acquisitions made in fiscal 2000 (see ACQUISITIONS). Receivables increased primarily due to higher sales volume coupled with a higher average days outstanding (see below). During the fourth fiscal quarter of 2000, approximately $550 million of receivables for one large non-U.S. customer were sold. The increase in inventories resulted from the need to meet current and anticipated sales commitments to customers. Contracts in process increased as a result of the start-up of several long-term projects. Prepaid pension costs increased primarily due to higher return on plan assets and an increase in the discount rate in 2000. Other assets increased due largely to the capitalization of internal use software, increased investments and an increase in other intangible assets.

     The fair value of Lucent's pension plan assets is greater than the projected pension obligations. Lucent records pension income when the expected return on plan assets plus amortization of the transition asset is greater than the interest cost on the projected benefit obligation plus service cost for the year and amortization of prior service cost.

     Total liabilities increased $1,184 million, or 5.5%, from September 30, 1999. This increase was due primarily to higher commercial paper balances.

     Working capital, defined as current assets less current liabilities, increased $523 million from September 30, 1999, primarily resulting from an increase in receivables, inventories and contracts in process, partially offset by the increase in short-term debt.

     Debt to total capital decreased 9.6 basis points in 2000 compared with 1999. This decrease was related to the 2000 increase in additional paid-in capital primarily associated with the issuance of common stock for business acquisitions made during the year and, to a lesser extent, the exercise of stock options and sales of stock through the employee stock purchase plan.

     For the year ended September 30, 2000, Lucent's inventory turnover ratio decreased to 4.1x compared with 4.4x for the year ended September 30, 1999. The decrease is due to higher inventory in fiscal 2000. Inventory turnover ratio is calculated by dividing cost of sales for the three months ended September 30 by the fiscal fourth quarter average ending inventory balance, using a two-point average.

     Average days outstanding -- receivables were up 13 days to 102 days in 2000 compared with 1999 reflecting the growth in Lucent's sales outside the United States, which typically carry longer payment terms and growth in very competitive emerging markets that currently require longer payment terms. Average days outstanding is calculated by dividing the fiscal fourth quarter average ending receivables balance, using a two-point average, by total revenues for the three months ended September 30.

LIQUIDITY AND CAPITAL RESOURCES

     Lucent expects that, from time to time, outstanding commercial paper balances may be replaced with short- or long-term borrowings as market conditions permit. At September 30, 2000, Lucent maintained approximately $4.7 billion in credit facilities, of which a portion is used to support Lucent's commercial paper program. At September 30, 2000, approximately $4.5 billion was unused.

     Future financings will be arranged to meet Lucent's requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions. Lucent anticipates that borrowings under its bank credit facilities, the issuance of additional commercial paper, cash generated from operations, short- and long-term debt financings, receivable securitizations, the expected proceeds from the sale of the power systems business and the planned IPO of Agere Systems will be adequate to satisfy its future cash requirements, although there can be no assurance that this will be the case.

     Lucent's customers worldwide are requiring their suppliers to arrange or provide long-term financing for them as a condition of obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to more than a billion dollars. Lucent has increasingly provided or arranged long-term financing for customers, and continually monitors and reviews the creditworthiness of such arrangements. As market conditions permit, Lucent's intention is to sell or transfer these long-term financing arrangements, which may include both commitments and drawn-down borrowings, to financial institutions and other investors. This enables Lucent to reduce the amount of its commitments and free up additional financing capacity.

     As of September 30, 2000, Lucent had made commitments or entered into agreements to extend credit to certain customers for an aggregate of approximately $6.7 billion. Excluding amounts that are not available because the customer has not yet satisfied the conditions precedent for borrowing, at September 30, 2000, approximately $3.3 billion in loan commitments was undrawn and available for borrowing and approximately $1.3 billion had been advanced and was outstanding. As part of the revenue recognition process, Lucent determines whether the notes receivable under these contracts are reasonably assured of collection based on various factors, among which is the ability of Lucent to sell these notes.

     In addition, Lucent had made commitments to guarantee customer debt of about $1.4 billion at September 30, 2000. Excluding amounts not available for guarantee because conditions precedent have not been satisfied, approximately $600 million of guarantees was undrawn and available and about $770 million was outstanding on September 30, 2000.

     In addition to the above arrangements, Lucent will continue to provide or commit to financing where appropriate for its business. The ability of Lucent to arrange or provide financing for its customers will depend on a number of factors, including Lucent's capital structure, credit rating and level of available credit, and its continued ability to sell or transfer commitments and drawn-down borrowings on acceptable terms. Lucent believes that it will be able to access the capital markets on terms and in amounts that will be satisfactory to Lucent and that it will be able to obtain bid and performance bonds, to arrange or provide customer financing as necessary, and to engage in hedging transactions on commercially acceptable terms, although there can be no assurance that this will be the case.

     For a discussion of the Company's sales of receivables and notes, see Note 16 to the accompanying Consolidated Financial Statements.

RISK MANAGEMENT

     Lucent is exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact its results of operations and financial condition. Lucent manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Lucent uses derivative financial instruments as risk management tools and not for trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage Lucent's exposure to nonperformance on such instruments.

     Certain securities held in Lucent's equity and investment portfolio are subject to equity price risk. Lucent generally does not hedge its equity price risk; however, on occasion, may use equity derivative financial instruments that are subject to equity price risks to complement its investment strategies. As of September 30, 2000, Lucent had no outstanding positions.

     Lucent uses foreign exchange forward and options contracts to reduce significant exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to non-U.S. customers and purchases from non-U.S. suppliers will be adversely affected by changes in exchange rates. Foreign exchange forward contracts are designated for recorded, firmly committed or anticipated purchases and sales. The use of these derivative financial instruments allows Lucent to reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. As of September 30, 2000, Lucent's primary net foreign currency market exposures were dispersed through various countries and primarily included the Euro and its legacy currencies. As of September 30, 1999, Lucent's primary net foreign currency market exposures included Canadian dollars and Brazilian reals. Lucent has not changed its policy regarding how such exposures are managed since the year ended September 30, 1999. Management does not foresee or expect any significant changes in foreign currency exposure in the near future.

     The fair value of foreign exchange forward contracts is sensitive to changes in foreign currency exchange rates. As of September 30, 2000 and 1999, a 10% appreciation in the value of foreign currencies against the U.S. dollar from the prevailing market rates would result in an incremental net unrealized loss of approximately $59 million and $31 million, respectively. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in an incremental net unrealized gain of approximately $59 million and $31 million, as of September 30, 2000 and 1999, respectively. Consistent with the nature of the economic hedge of such foreign exchange forward contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, of the underlying instrument or transaction being hedged.

     While Lucent hedges certain foreign currency transactions, the decline in value of non-U.S. dollar currencies may, if not reversed, adversely affect Lucent's ability to contract for product sales in U.S. dollars because Lucent's products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

     Lucent manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, Lucent, from time to time, enters into interest rate swap agreements in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts. Lucent had no material interest rate swap agreements in effect at September 30, 2000 or 1999. Management does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future.

     The fair value of Lucent's fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the market value of this debt due to differences between the market interest rates and rates at the inception of the debt obligation. Based on a hypothetical immediate 150 basis point increase in interest rates at September 30, 2000 and 1999, the market value of Lucent's fixed-rate long-term debt would be reduced by approximately $317 million and $360 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of Lucent's fixed-rate long-term debt outstanding at September 30, 2000 and 1999 of approximately $397 million and $456 million, respectively.

IN-PROCESS RESEARCH AND DEVELOPMENT

     In connection with the acquisitions of Livingston, Yurie, Stratus, Agere, Ortel, Chromatis and Spring Tide, Lucent allocated non-tax impacting charges of $427 million, $620 million, $267 million, $94 million, $307 million, $428 million and $131 million, respectively, of the total purchase price to IPRD. As part of the process of analyzing each of these acquisitions, Lucent made a decision to buy technology that had not yet been commercialized rather than develop the technology internally. Lucent based this decision on a number of factors including the amount of time it would take to bring the technology to market. Lucent also considered Bell Labs' resource allocation and its progress on comparable technology, if any. Lucent management expects to use the same decision process in the future.

     Lucent estimated the fair value of IPRD for each of the above acquisitions using an income approach. This involved estimating the fair value of the IPRD using the present value of the estimated after-tax cash flows expected to be generated by the IPRD, using risk-adjusted discount rates and revenue forecasts as appropriate. The selection of the discount rate was based on consideration of Lucent's weighted average cost of capital, as well as other factors, including the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances that were known at the time, and the stage of completion of each technology. Lucent believes that the estimated IPRD amounts so determined represent fair value and do not exceed the amount a third party would pay for the projects.

     Where appropriate, Lucent deducted an amount reflecting the contribution of the core technology from the anticipated cash flows from an IPRD project. At the date of acquisition, the IPRD projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was capitalized and immediately expensed at acquisition. If the projects are not successful or are not completed in a timely manner, management's anticipated product pricing and growth rates may not be achieved and Lucent may not realize the financial benefits expected from the projects.

     Set forth below are descriptions of significant acquired IPRD projects:

  Livingston

     On December 15, 1997, Lucent completed the purchase of Livingston. Livingston was involved in the development of equipment used by Internet service providers to connect subscribers to the Internet. The allocation to IPRD of $427 million represented its estimated fair value using the methodology described above. Approximately $421 million was allocated to the PortMaster4, a remote-access concentrator targeted at large independent telecommunication companies, cable television companies and Internet service providers, and the remaining $6 million was allocated to another project.

     Revenues attributable to the PortMaster4 were estimated to be $48 million in 1998 and $261 million in 1999. Revenue was expected to peak in 2002 and decline thereafter through the end of the product's life (2007) as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 69% in 2000 to 11% in 2002 and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the PortMaster4 were expected to be $5 million.

     A risk-adjusted discount rate of 20% was used to discount projected cash flows.

     Livingston's PortMaster4 was commercially released in July 1998 and started generating revenues immediately after commercial launch. As a result of the merger between Lucent and Ascend in June 1999, the decision was made to discontinue future development and sales of the PortMaster4 platform in order to maximize research and development efficiency by concentrating on the MAX TNT platform. Instead of having two platforms to address the full spectrum of access switching products, Lucent will be able to have one platform that can address a broad spectrum of applications while minimizing duplicative research and development.

  Yurie

     On May 29, 1998, Lucent completed the purchase of Yurie. Yurie was involved in the development of ATM access solutions. The allocation to IPRD of $620 million represented its estimated fair value using the methodology described above. The $620 million was allocated to the following projects: (i) LDR 50/200/250 ($609 million) and (ii) LDR 4 ($11 million).

     Revenues attributable to the LDR 50/200/250 were estimated to be $132 million in 1999. Revenue was expected to peak in 2000 and decline thereafter through the end of the product's life (2009) as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 84% in 2000 to 9% in 2007 and be negative for the remainder of the projection period. Costs to complete the research and development efforts related to the LDR 50/200/250 were expected to be $29 million at the acquisition date.

     A risk-adjusted discount rate of 20% was used to discount projected cash flows.

     The LDR 50, LDR 200 and LDR 250 were all completed on time or have met all of their scheduled milestones. Some of the product releases have been renamed.

  Stratus

     On October 20, 1998, Ascend completed the purchase of Stratus. Stratus was a manufacturer of fault-tolerant computer systems. The allocation to IPRD of $267 million represented its estimated fair value using the methodology described above. The primary projects that made up the IPRD were as follows:
HP-UX, Continuum 1248, Continuum 448, M708, SPHINX, HARMONY, LNP, CORE IN, Personal Number Portability (PN), Signaling System 7 (SS7) Gateway and Internet Gateway.

     Revenues attributable to the projects were estimated to be $84 million in 1999 and $345 million in 2000. Revenue was expected to peak in 2002 and decline thereafter through the end of the product's life (2009) as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 310% in 2000 to 6% in 2002 and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the projects were expected to be $48 million.

     A risk-adjusted discount rate of 35% was used to discount projected cash flows.

     The actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisition, except as noted below. During fiscal 1999 the product development relating to the HARMONY, SPHINX and Continuum 448 projects were discontinued due to management's reprioritization of product direction. In addition, it was decided that development relating to the Continuum 1248 would cease by the quarter ended December 31, 1999. Consequently, Lucent did not realize the forecast revenues from these projects.

  Agere, Inc.

     On April 20, 2000, Lucent completed the purchase of Agere. Agere was involved in the development of programmable network processors for use in managing traffic on high-speed voice and data networks. The allocation to IPRD of $94 million represented its estimated fair value using the methodology described above. The $94 million was allocated to the development of a fully programmable, multiprotocol network processor for OC-48 (2.5 gigabits per second) wire speeds.

     Revenues attributable to the OC-48 product were estimated to be $21 million in 2001 and $65 million in 2002. Revenue was expected to peak in 2007 and decline thereafter through the end of the product's life (2009) as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 205% in 2002 to 5% in 2007 and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the product were expected to be $3 million.

     A risk-adjusted discount rate of 30% was used to discount projected cash flows.

  Ortel Corporation

     On April 27, 2000, Lucent completed the purchase of Ortel. Ortel was involved in the development of semiconductor-based optoelectronic components used in fiber-optic systems for telecommunications and cable television networks. The allocation to IPRD of $307 million represented its estimated fair value using the methodology described above. The $307 million was allocated to the following projects: 10G New Products ($61 million), 10G OC-192 Receiver/Daytona ($105 million), 980 ($95 million), 1550 ($27 million) and CATV ($19 million).

     Revenues attributable to the 10G New Products were estimated to be $5 million in 2001 and $30 million in 2002. Revenue was expected to peak in 2009 and decline thereafter through the end of the product's life as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 447% in 2002 to 8% in 2009, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the product were expected to be $3 million.

     Revenues attributable to the 10G OC-192 Receiver/Daytona were estimated to be $16 million in 2001 and $33 million in 2002. Revenue was expected to peak in 2009 and decline thereafter through the end of the product's life as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 166% in 2003 to 8% in 2009 and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the product were expected to be $1 million.

     Revenues attributable to the 980 were estimated to be $44 million in 2001 and $108 million in 2002. Revenue was expected to peak in 2008 and decline thereafter through the end of the product's life as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 143% in 2002 to 17% in 2008, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the product were expected to be $1 million.

     Revenues attributable to the 1550 were estimated to be $2 million in 2001 and $63 million in 2002. Revenue was expected to peak in 2008 and decline thereafter through the end of the product's life as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 33% in 2003 to 17% in 2008, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the product were expected to be $2 million.

     Revenues attributable to the CATV product were estimated to be $28 million in 2001 and $58 million in 2002. Revenue was expected to peak in 2004 and decline thereafter through the end of the product's life as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 107% in 2002 to 4% in 2004 and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the product were expected to be $1 million.

     A risk-adjusted discount rate of 25% was used to discount projected cash flows.

  Chromatis Networks

     On June 28, 2000, Lucent completed the purchase of Chromatis. Chromatis was involved in the development of next-generation optical transport solutions that provide telecommunications carriers with improvements in the cost, efficiency, scale and management of multiservice metropolitan networks. The allocation to IPRD of $428 million represented its estimated fair value using the methodology described above. The $428 million was allocated to the first generation of its Metropolis product, which will integrate data, voice and video services on metropolitan networks and combine this traffic onto a wave division multiplexing ("WDM") system.

     Revenues attributable to the Metropolis product were estimated to be $375 million in 2001 and $1 billion in 2002. Revenue was expected to peak in 2005 and decline thereafter through the end of the product's life as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 196% in 2002 to 10% in 2004 and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the product were expected to be $7.8 million.

     A risk-adjusted discount rate of 25% was used to discount projected cash flows.

  Spring Tide Networks

     On September 19, 2000, Lucent completed the purchase of Spring Tide. Spring Tide was involved in the development of carrier-class network equipment that enables service providers to offer new, value-added Internet protocol ("IP") services and virtual private networks ("VPN") with low cost and complexity. Spring Tide was involved in the development of Versions 2.0 and 2.1 of the IP Service Switch, the next generations of Spring Tide's flagship product. The allocation to IPRD of $131 million represented their estimated fair value using the methodology described above. Approximately $128 million was allocated to the next-generation IP Service Switch products, carrier-class platforms that will combine the connectivity of a remote access server, the network intelligence of a remote access server, and the switching capacity and quality of service ("QoS") capabilities of an ATM switch in one integrated solution. The remaining $3 million was allocated to projects designed to enhance the capabilities and decrease production costs associated with the IP Service Switch.

     Revenues attributable to the IP Service Switch products were estimated to be $109 million in 2001 and $337 million in 2002. Revenue was expected to peak in 2006 and decline thereafter through the end of the product's life as new product technologies were expected to be introduced by Lucent. Revenue growth was expected to decrease from 209% in 2002 to 4.4% in 2006, and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the product were expected to be $0.5 million and $4.3 million in 2000 and 2001, respectively.

     A risk-adjusted discount rate of 25% was used to discount projected cash flows.

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

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industries in which Lucent operates, management's beliefs, and assumptions made by management. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of Lucent. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Lucent undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

     Future Factors include increasing price, products and services competition by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; the availability of manufacturing capacity, components and materials; the ability to recruit and retain talent; the achievement of lower costs and expenses; credit concerns in the emerging service provider market; customer demand for the Company's products and services; the ability to successfully integrate the operations and business of acquired companies; timely completion of the proposed IPO and spin-off of Agere Systems and the sale of the power systems business; the successful implementation of the strategic reorganization; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers and significant suppliers; the ability to supply customer financing; technological, implementation and cost/financial risks in the use of large, multiyear contracts; the Company's credit ratings; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including interest rate and currency exchange rate fluctuations and other Future Factors.

  Competition

     See discussion under KEY BUSINESS CHALLENGES.

  Dependence on New Product Development

     The markets for the Company's principal products are characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and evolving methods of building and operating communications systems for service providers and other customers. The Company's operating results will depend to a significant extent on its ability to continue to introduce new systems, products, software and services successfully on a timely basis and to reduce costs of existing systems, products, software and services. The success of these and other new offerings is dependent on several factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance. In addition, new technological innovations generally require a substantial investment before any assurance is available as to their commercial viability, including, in some cases, certification by non-U.S. and U.S. standard-setting bodies.

  Reliance on Major Customers

     See discussion under KEY BUSINESS CHALLENGES.

  European Monetary Union -- Euro

     Several member countries of the European Union have established fixed conversion rates between their existing sovereign currencies and the Euro and have adopted the Euro as their new single legal currency. The legacy currencies will remain legal tender in the participating countries for a transition period until January 1, 2002. During the transition period, cashless payments can be made in the Euro. Between January 1, 2002 and July 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

     Lucent has in place a joint European-United States team representing affected functions within the Company. This team is evaluating Euro-related issues affecting the Company that include its pricing/marketing strategy, conversion of information technology systems and existing contracts. The Euro conversion may affect cross-border competition by creating cross-border price transparency.

     Lucent will continue to evaluate issues involving introduction of the Euro as further accounting, tax and governmental legal and regulatory guidance is available. Based on current information and Lucent's current assessment, Lucent does not expect that the Euro conversion will have a material adverse effect on its business or financial condition.

  Multiyear Contracts

     Lucent has significant contracts for the sale of infrastructure systems to network operators that extend over multiyear periods and expects to enter into similar contracts in the future, with uncertainties affecting recognition of revenues, stringent acceptance criteria, implementation of new technologies and possible significant initial cost overruns and losses. See also discussion under LIQUIDITY AND CAPITAL RESOURCES and KEY BUSINESS CHALLENGES.

  Future Capital Requirements

     See discussion above under LIQUIDITY AND CAPITAL RESOURCES.

  Non-U.S. Growth, Foreign Exchange Rates and Interest Rates

     Lucent intends to continue to pursue growth opportunities in non-U.S. markets. In many non-U.S. markets, long-standing relationships between potential customers of Lucent and their local providers, and protective regulations, including local content requirements and type approvals, create barriers to entry. In addition, pursuit of such non-U.S. growth opportunities may require significant investments for an extended period before returns on such investments, if any, are realized. Such projects and investments could be adversely affected by reversals or delays in the opening of non-U.S. markets to new competitors, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation, and other factors, depending on the country in which such opportunity arises. Difficulties in non-U.S. financial markets and economies, and of non-U.S. financial institutions, could adversely affect demand from customers in the affected countries.

     See discussion under RISK MANAGEMENT with respect to foreign exchange and interest rates. A significant change in the value of the U.S. dollar against the currency of one or more countries where Lucent sells products to local customers or makes purchases from local suppliers may materially adversely affect Lucent's results. Lucent attempts to mitigate any such effects through the use of foreign currency exchange contracts, although there can be no assurances that such attempts will be successful.

  Legal Proceedings and Environmental Matters

     See discussion in Note 17 to the accompanying Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Statements and Financial Statement Schedule in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                            (AS OF DECEMBER 1, 2000)

                                                                                  BECAME LUCENT
                                                                                    EXECUTIVE
NAME                                  AGE                                          OFFICER ON
----                                  ---                                         -------------
Henry Schacht.......................  66    Chairman of the Board and Chief           10-00
                                            Executive Officer
John T. Dickson.....................  54    Executive Vice President and Chief        10-99
                                            Executive Officer, Agere Systems
Robert C. Holder....................  54    Executive Vice President, Corporate       11-00
                                            Operations
Deborah C. Hopkins..................  45    Executive Vice President and Chief         4-00
                                            Financial Officer
Arun N. Netravali...................  54    President Bell Labs                       10-99
William T. O'Shea...................  53    Executive Vice President, Corporate       10-99
                                            Strategy
Richard J. Rawson...................  48    Senior Vice President, General             2-96
                                            Counsel and Secretary
Bernardus J. Verwaayen..............  48    Vice Chairman                              9-97

     All of the above executive officers have held high level managerial positions and/or directorships with Lucent and prior thereto with AT&T or its affiliates for more than the past five years, except in the case of Mr. Verwaayen who has held his position since September 1, 1997 and Ms. Hopkins, who has held her position since April 21, 2000. Mr. Verwaayen joined Lucent after serving as President of PTT Telecom, the national telecommunications operator of the Netherlands since May 1988. He was a co-founder of Unisource, the pan-European alliance of Telia of Sweden, Swiss Telecom and PTT Telecom. Ms. Hopkins joined Lucent after serving as Senior Vice President and Chief Financial Officer of the Boeing Company since 1998. She also served as Chairman of Boeing Capital Corporation. Prior to her tenure at Boeing, she served as Chief Financial Officer of General Motors Europe from 1997 to 1998 and as General Auditor from 1995 to 1997.

     Officers are not elected for a fixed term of office but hold office until their successors have been elected.

     The other information required by Item 10 is included in the Company's definitive proxy statement to be filed pursuant to Regulation 14A on or before January 28, 2001. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

ITEMS 11. THROUGH 13.

     The information required by Items 11 through 13 is included in the Company's definitive proxy statement which will be filed pursuant to Regulation 14A on or before January 28, 2001. Such information is incorporated herein by reference, pursuant to General Instruction G(3).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements

                                                              PAGES
                                                              -----
(1) Index to Financial Statements and Financial Statement
  Schedule..................................................   46
(2) Report of Independent Accountants.......................   47
(3) Financial Statements:
  (i) Consolidated Statements of Income.....................   48
  (ii) Consolidated Balance Sheets..........................   49
  (iii) Consolidated Statements of Changes in Shareowners'
     Equity.................................................   50
  (iv) Consolidated Statements of Cash Flows................   52
  (v) Notes to Consolidated Financial Statements............   53
(4) Financial Statement Schedule:
  (i) Schedule II--Valuation and Qualifying Accounts........   82

     Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a "significant subsidiary" pursuant to the provisions of Regulation S-X, Article 3-09.

     (5) Exhibits:

     The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

    EXHIBIT
    NUMBER
    -------
(3)(i)                Articles of Incorporation of the registrant, as amended
                      effective February 16, 2000 (Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
(3)(ii)               By-Laws of the registrant.
(4)(i)                Indenture dated as of April 1, 1996 between Lucent
                      Technologies Inc. and the Bank of New York, as Trustee
                      (Exhibit 4A to Registration Statement on Form S-3 No.
                      333-01223).
(4)(ii)               First Supplemental Indenture dated as of April 17, 2000 to
                      Indenture dated April 1, 1996 (Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
(4)(iii)              Other instruments in addition to Exhibit 4(i) which define the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, are not filed
                      herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).
                      Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon
                      request.
(10)(i)1              Separation and Distribution Agreement by and among Lucent
                      Technologies Inc., AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29,
                      1996 (Exhibit 10.1 to Registration Statement on Form S-1 No.
                      333-00703).

    EXHIBIT
    NUMBER
    -------
(10)(i)2              Tax Sharing Agreement by and among Lucent Technologies Inc.,
                      AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.6 to Registration Statement on Form S-1 No. 333-00703).
(10)(i)3              Employee Benefits Agreement by and between AT&T and Lucent
                      Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.2 to
                      Registration Statement on Form S-1 No. 333-00703).
(10)(i)4              Rights Agreement between Lucent Technologies Inc. and the
                      Bank of New York (successor to First Chicago Trust Company of New York), as Rights Agent, dated as of April 4, 1996
                      (Exhibit 4.2 to Registration Statement on Form S-1 No.
                      333-00703).
(10)(i)5              Amendment to Rights Agreement between Lucent Technologies
                      Inc. and the Bank of New York (successor to First Chicago
                      Trust Company of New York), dated as of February 18, 1998
                      (Exhibit (10)(i)5 to the Annual Report on Form 10-K for the
                      year ended September 30, 1998).
(10)(ii)(B)1          Brand License Agreement by and between Lucent Technologies
                      Inc. and AT&T, dated as of February 1, 1996 (Exhibit 10.5 to
                      Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)2          Patent License Agreement among AT&T, NCR and Lucent
                      Technologies Inc., effective as of March 29, 1996 (Exhibit
                      10.7 to Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)3          Amended and Restated Technology License Agreement among
                      AT&T, NCR and Lucent Technologies Inc., effective as of
                      March 29, 1996 (Exhibit 10.8 to Registration Statement on
                      Form S-1 No. 333-00703).
(10)(iii)(A)1         Lucent Technologies Inc. Short Term Incentive Program
                      (Exhibit (10)(iii)(A)2 to the Quarterly Report on Form 10-Q
                      for the quarter ended March 31, 1998).*
(10)(iii)(A)2         Lucent Technologies Inc. 1996 Long Term Incentive Program.*
(10)(iii)(A)3         Lucent Technologies Inc. 1996 Long Term Incentive Program
                      (Plan) Restricted Stock Unit Award Agreement.*
(10)(iii)(A)4         Lucent Technologies Inc. 1996 Long Term Incentive Program
                      (Plan) Nonstatutory Stock Option Agreement.*
(10)(iii)(A)5         Lucent Technologies Inc. Deferred Compensation Plan.*
(10)(iii)(A)6         Lucent Technologies Inc. Stock Retainer Plan for
                      Non-Employee Directors (Exhibit (10)(iii)(A)5 to the Annual
                      Report on Form 10-K for the year ended September 30, 1998).*
(10)(iii)(A)7         Lucent Technologies Inc. Officer Long-Term Disability and
                      Survivor Protection Plan (Exhibit (10)(iii)(A)8 to the
                      Annual Report on Form 10-K for Transition Period ended
                      September 30, 1996).*
(10)(iii)(A)8         Employment Agreement of Mr. Verwaayen dated June 12, 1997
                      (Exhibit (10)(iii)(A)(1)) to the Annual Report on Form 10-K
                      for the year ended September 30, 1997).*
(10)(iii)(A)9         Employment Agreement of Ms. Hopkins dated April 21, 2000
                      (Exhibit 10 to the Quarterly Report on Form 10-Q for the
                      quarter ended June 30, 2000).
(10)(iii)(A)10        Description of the Lucent Technologies Inc. Supplemental
                      Pension Plan. (Exhibit (10)(iii)(A)13 to the Annual Report
                      on Form 10-K for the year ended September 30, 1998).*
(10)(iii)(A)11        Lucent Technologies Inc. 1999 Stock Compensation Plan for
                      Non-Employee Directors (Exhibit 10(iii)(A)14 to the Annual
                      Report on Form 10-K for the year ended September 30, 1998).*

    EXHIBIT
    NUMBER
    -------
(10)(iii)(A)12        Lucent Technologies Inc. Voluntary Life Insurance Plan
                      (Exhibit 10(iii)(A)15 to the Annual Report on Form 10-K for
                      the year ended September 30, 1998).
(12)                  Computation of Ratio of Earnings to Fixed Charges.
(21)                  List of subsidiaries of Lucent Technologies Inc.
(23)                  Consent of PricewaterhouseCoopers LLP
(24)                  Powers of Attorney executed by officers and directors who
                      signed this report.
(27)                  Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement.

     The Company will furnish, without charge, to a security holder upon request a copy of the proxy statement, portions of which are incorporated herein by reference thereto. The Company will furnish any other exhibit at cost.

     (b) Reports on Form 8-K during the last quarter of the fiscal year covered by this Report:

     On July 20, 2000 Lucent filed a report on Form 8-K announcing its plan to spin off its microelectronics business which includes the optoelectronics components and integrated circuits (IC) divisions, into a separate new company, later named Agere Systems Inc.

     On July 28, 2000 Lucent filed a report on Form 8-K which presented the pro forma financial statements reflecting the treatment of the enterprise networks business (Avaya) as discontinued operations pursuant to Accounting Principles Board Opinion No. 30 "Reporting the Results of Operation -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions ("APB 30")." These statements include Lucent's pro forma Consolidated Statements of Income for the six months ended March 31, 2000 and March 31, 1999 and the three years ended September 30, 1999, 1998 and 1997 and pro forma Consolidated Balance Sheets at March 31, 2000 and September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LUCENT TECHNOLOGIES INC.

                                          By:       /s/ JAMES S. LUSK
                                            ------------------------------------
                                            James S. Lusk
                                            Principal Accounting Officer

December 27, 2000

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer
  Henry B. Schacht
    Chief Executive Officer
Principal Financial Officer
    Deborah C. Hopkins
       Executive Vice President and
       Chief Financial Officer
Principal Accounting Officer                       By: /s/ JAMES S. LUSK
    James S. Lusk                                      ----------------------------------------
       Principal Accounting Officer                    James S. Lusk
                                                       (attorney-in-fact)
                                                       December 27, 2000

Directors
  Paul A. Allaire
  Betsy S. Atkins
  Carla A. Hills
  Henry B. Schacht
  Franklin A. Thomas
  John A. Young

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................     47
Consolidated Statements of Income for each of the three
  years in the period ended September 30, 2000..............     48
Consolidated Balance Sheets as of September 30, 2000 and
  1999......................................................     49
Consolidated Statements of Changes in Shareowners' Equity
  for each of the three years in the period ended September
  30, 2000..................................................     50
Consolidated Statements of Cash Flows for each of the three
  years in the period ended September 30, 2000..............     52
Notes to Consolidated Financial Statements..................     53
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts for each
  of the three years in the period ended September 30,
  2000......................................................     82

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareowners of Lucent Technologies Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lucent Technologies Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in 2000 the Company changed its accounting method for computer software developed or obtained for internal use. Also, as discussed in Note 12, in 1999 the Company changed its method for calculating annual net pension and postretirement benefit costs.

PricewaterhouseCoopers LLP

New York, New York
December 20, 2000

                   LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                       YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                  (AMOUNTS IN MILLIONS,
                                                                EXCEPT PER SHARE AMOUNTS)
Revenues....................................................  $33,813    $30,617    $24,367
Costs.......................................................   19,539     15,605     12,938
                                                              -------    -------    -------
Gross margin................................................   14,274     15,012     11,429
Operating expenses
  Selling, general and administrative.......................    6,266      5,806      4,424
  Research and development..................................    4,018      4,220      3,667
  Purchased in-process research and development.............    1,005        292      1,385
                                                              -------    -------    -------
Total operating expenses....................................   11,289     10,318      9,476
                                                              -------    -------    -------
Operating income............................................    2,985      4,694      1,953
Other income -- net.........................................      366        402        110
Interest expense............................................      348        318        143
                                                              -------    -------    -------
Income from continuing operations before provision for
  income taxes..............................................    3,003      4,778      1,920
Provision for income taxes..................................    1,322      1,752      1,151
                                                              -------    -------    -------
Income from continuing operations...........................    1,681      3,026        769
Income (loss) from discontinued operations (net of tax
  (benefit) provision of ($78), $256 and $347,
  respectively).............................................     (462)       455        296
                                                              -------    -------    -------
Income before cumulative effect of accounting change........    1,219      3,481      1,065
Cumulative effect of accounting change (net of income taxes
  of $842)..................................................       --      1,308         --
                                                              -------    -------    -------
Net income..................................................  $ 1,219    $ 4,789    $ 1,065
                                                              =======    =======    =======

Earnings (loss) per common share -- basic
  Income from continuing operations.........................  $  0.52    $  0.97    $  0.25
  Income (loss) from discontinued operations................    (0.14)      0.15       0.10
  Cumulative effect of accounting change....................       --       0.42         --
                                                              -------    -------    -------
  Net income................................................  $  0.38    $  1.54    $  0.35
                                                              =======    =======    =======
Earnings (loss) per common share -- diluted
  Income from continuing operations.........................  $  0.51    $  0.94    $  0.25
  Income (loss) from discontinued operations................    (0.14)      0.14       0.09
  Cumulative effect of accounting change....................       --       0.41         --
                                                              -------    -------    -------
  Net income................................................  $  0.37    $  1.49    $  0.34
                                                              =======    =======    =======

Weighted average number of common shares
  outstanding -- basic......................................  3,232.3    3,101.8    3,025.3
Weighted average number of common shares
  outstanding -- diluted....................................  3,325.9    3,218.5    3,110.6

                See Notes to Consolidated Financial Statements.

                   LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              SEPTEMBER 30,    SEPTEMBER 30,
                                                                  2000             1999
                                                              -------------    -------------
                                                                  (DOLLARS IN MILLIONS,
                                                                EXCEPT PER SHARE AMOUNTS)
ASSETS
Cash and cash equivalents...................................     $ 1,467          $ 1,686
Receivables less allowances of $501 in 2000 and $318 in
  1999......................................................       9,558            8,799
Inventories.................................................       5,677            4,240
Contracts in process, net of progress billings of $6,744 in
  2000 and $5,565 in 1999...................................       1,881            1,102
Deferred income taxes -- net................................       1,165            1,472
Other current assets........................................       1,742            1,941
                                                                 -------          -------
Total current assets........................................      21,490           19,240
Property, plant and equipment -- net........................       7,084            6,219
Prepaid pension costs.......................................       6,440            5,459
Capitalized software development costs......................         688              436
Goodwill and other acquired intangibles, net of accumulated
  amortization of $1,072 in 2000 and $502 in 1999...........       9,945              960
Other assets................................................       3,145            2,151
Net assets of discontinued operations.......................          --              907
                                                                 -------          -------
Total assets................................................     $48,792          $35,372
                                                                 =======          =======
LIABILITIES
Accounts payable............................................     $ 2,813          $ 2,537
Payroll and benefit-related liabilities.....................       1,210            1,788
Debt maturing within one year...............................       3,483            1,705
Other current liabilities...................................       3,371            3,120
                                                                 -------          -------
Total current liabilities...................................      10,877            9,150
Postretirement and postemployment benefit liabilities.......       5,548            5,651
Long-term debt..............................................       3,076            4,162
Deferred income taxes -- net................................       1,266              870
Other liabilities...........................................       1,853            1,603
                                                                 -------          -------
Total liabilities...........................................      22,620           21,436
Commitments and contingencies

SHAREOWNERS' EQUITY
Preferred stock -- par value $1 per share
  Authorized shares: 250,000,000............................          --               --
  Issued and outstanding shares: none
Common stock -- par value $.01 per share
  Authorized shares: 10,000,000,000
  Issued and outstanding shares:
  3,384,332,104 at September 30, 2000;
  3,142,537,636 at September 30, 1999.......................          34               31
Additional paid-in capital..................................      20,390            7,994
Guaranteed ESOP obligation..................................         (16)             (33)
Retained earnings...........................................       6,129            6,188
Accumulated other comprehensive income (loss)...............        (365)            (244)
                                                                 -------          -------
Total shareowners' equity...................................      26,172           13,936
                                                                 -------          -------
Total liabilities and shareowners' equity...................     $48,792          $35,372
                                                                 =======          =======

                See Notes to Consolidated Financial Statements.

                   LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                               ADDITIONAL   GUARANTEED              COMPREHENSIVE      TOTAL
                                          PREFERRED   COMMON    PAID-IN        ESOP      RETAINED      INCOME       SHAREOWNERS'
                                            STOCK     STOCK     CAPITAL     OBLIGATION   EARNINGS      (LOSS)          EQUITY
                                          ---------   ------   ----------   ----------   --------   -------------   ------------
                                                                          (DOLLARS IN MILLIONS)
Balance at October 1, 1997..............     $--       $30      $ 4,058       $  (77)    $   708       $ (149)        $  4,570
                                             --        ---      -------       ------     -------       ------         --------
Net Income (excluding undistributed
  S-Corporation earnings)...............                                                     980
Reclassification of undistributed
  earnings of S-Corporation.............                             85
Foreign currency translation
  adjustment............................                                                                  (89)
Unrealized holding losses on certain
  investments...........................                                                                  (37)
Minimum pension liability adjustment....                                                                   (8)
Dividends declared......................                                                    (201)
Amortization of ESOP obligation.........                                          28
Issuance of common stock................                 1          654
Tax benefit from employee stock
  options...............................                            287
Issuance of common stock and conversion
  of stock options for acquisitions.....                          1,525
Conversion of common stock related to
  acquisitions..........................                            186
S-Corporation distributions.............                            (26)
Other...................................                              5
                                             --        ---      -------       ------     -------       ------         --------
Total comprehensive income..............
Balance at September 30, 1998...........     --         31        6,774          (49)      1,487         (283)           7,960
                                             --        ---      -------       ------     -------       ------         --------
Net Income (excluding undistributed
  S-Corporation earnings)...............                                                   4,781
Reclassification of undistributed
  earnings of S-Corporation.............                              8
Foreign currency translation
  adjustment............................                                                                  (33)
Unrealized holding gains on certain
  investments (net of tax of $235)......                                                                  307
Reclassification adjustment for realized
  holding gains on certain investments
  (net of tax of $178)..................                                                                 (246)
Minimum pension liability adjustment
  (net of tax of $6)....................                                                                   11
Effect of immaterial poolings...........                            106                      (26)
Dividends declared......................                                                    (222)
Amortization of ESOP obligation.........                                          16
Issuance of common stock................                            745
Tax benefit from employee stock
  options...............................                            394
Adjustment to conform pooled companies'
  fiscal year...........................                                                     170
S-Corporation distributions.............                            (40)
Other...................................                              7                       (2)
                                             --        ---      -------       ------     -------       ------         --------
Total comprehensive income..............
Balance at September 30, 1999...........     --         31        7,994          (33)      6,188         (244)          13,936
                                             --        ---      -------       ------     -------       ------         --------


                                              TOTAL
                                          COMPREHENSIVE
                                             INCOME
                                          -------------

Balance at October 1, 1997..............

Net Income (excluding undistributed
  S-Corporation earnings)...............     $  980
Reclassification of undistributed
  earnings of S-Corporation.............         85
Foreign currency translation
  adjustment............................        (89)
Unrealized holding losses on certain
  investments...........................        (37)
Minimum pension liability adjustment....         (8)
Dividends declared......................
Amortization of ESOP obligation.........
Issuance of common stock................
Tax benefit from employee stock
  options...............................
Issuance of common stock and conversion
  of stock options for acquisitions.....
Conversion of common stock related to
  acquisitions..........................
S-Corporation distributions.............
Other...................................
                                             ------
Total comprehensive income..............        931
Balance at September 30, 1998...........
                                             ------
Net Income (excluding undistributed
  S-Corporation earnings)...............      4,781
Reclassification of undistributed
  earnings of S-Corporation.............          8
Foreign currency translation
  adjustment............................        (33)
Unrealized holding gains on certain
  investments (net of tax of $235)......        307
Reclassification adjustment for realized
  holding gains on certain investments
  (net of tax of $178)..................       (246)
Minimum pension liability adjustment
  (net of tax of $6)....................         11
Effect of immaterial poolings...........
Dividends declared......................
Amortization of ESOP obligation.........
Issuance of common stock................
Tax benefit from employee stock
  options...............................
Adjustment to conform pooled companies'
  fiscal year...........................
S-Corporation distributions.............
Other...................................
                                             ------
Total comprehensive income..............      4,828
Balance at September 30, 1999...........
                                             ------

                   LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES

                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                               ADDITIONAL   GUARANTEED              COMPREHENSIVE      TOTAL
                                          PREFERRED   COMMON    PAID-IN        ESOP      RETAINED      INCOME       SHAREOWNERS'
                                            STOCK     STOCK     CAPITAL     OBLIGATION   EARNINGS      (LOSS)          EQUITY
                                          ---------   ------   ----------   ----------   --------   -------------   ------------
                                                                          (DOLLARS IN MILLIONS)
Net Income..............................                                                   1,219
Foreign currency translation
  adjustment............................                                                                 (185)
Reclassification of foreign currency
  translation losses realized upon
  spin-off of Avaya.....................                                                                   64
Unrealized holding gains on certain
  investments (net of tax of $124)......                                                                  190
Reclassification adjustments for
  realized holding gains on certain
  investments (net of tax of $126)......                                                                 (194)
Minimum pension liability adjustment
  (net of tax of $1)....................                                                                    2
Effect of immaterial poolings...........                             25                      (26)
Issuance of stock by subsidiaries and
  investees.............................                              7
Dividends declared......................                                                    (254)
Amortization of ESOP obligation.........                                          11
Issuance of common stock................                          1,397
Tax benefit from employee stock
  options...............................                          1,064
Issuance of common stock and conversion
  of stock options for acquisitions.....                 3        9,901
Adjustment to conform pooled company's
  fiscal year...........................                                                      11
Other...................................                              2
Spin-off of Avaya.......................                                           6      (1,009)           2
                                             --        ---      -------       ------     -------       ------         --------
Total comprehensive income..............
Balance at September 30, 2000...........     $--       $34      $20,390       $  (16)    $ 6,129       $ (365)        $ 26,172
                                             ==        ===      =======       ======     =======       ======         ========


                                              TOTAL
                                          COMPREHENSIVE
                                             INCOME
                                          -------------

Net Income..............................      1,219
Foreign currency translation
  adjustment............................       (185)
Reclassification of foreign currency
  translation losses realized upon
  spin-off of Avaya.....................         64
Unrealized holding gains on certain
  investments (net of tax of $124)......        190
Reclassification adjustments for
  realized holding gains on certain
  investments (net of tax of $126)......       (194)
Minimum pension liability adjustment
  (net of tax of $1)....................          2
Effect of immaterial poolings...........
Issuance of stock by subsidiaries and
  investees.............................
Dividends declared......................
Amortization of ESOP obligation.........
Issuance of common stock................
Tax benefit from employee stock
  options...............................
Issuance of common stock and conversion
  of stock options for acquisitions.....
Adjustment to conform pooled company's
  fiscal year...........................
Other...................................
Spin-off of Avaya.......................
                                             ------
Total comprehensive income..............     $1,096
Balance at September 30, 2000...........
                                             ======

                See Notes to Consolidated Financial Statements.

                   LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                  (DOLLARS IN MILLIONS)
OPERATING ACTIVITIES
Net income..................................................  $ 1,219    $ 4,789    $ 1,065
Less: Income (loss) from discontinued operations, net.......     (462)       455        296
Less: Cumulative effect of accounting change................       --      1,308         --
                                                              -------    -------    -------
Income from continuing operations...........................    1,681      3,026        769
Adjustments to reconcile income from continuing operations
  to net cash provided by (used in) operating activities:
  Business restructuring reversal...........................       (5)      (108)       (77)
  Asset impairment and other charges........................       --        236         --
  Depreciation and amortization.............................    2,318      1,580      1,228
  Provision for uncollectibles..............................      252         67        129
  Tax benefit from employee stock options...................    1,064        394        287
  Deferred income taxes.....................................      466        974         88
  Purchased in-process research and development.............    1,005         19      1,385
  Adjustment to conform pooled companies' fiscal years......       11        170         --
  Increase in receivables -- net............................   (1,828)    (3,250)    (1,765)
  Increase in inventories and contracts in process..........   (2,340)    (1,699)      (199)
  Increase in accounts payable..............................      266        727         88
  Changes in other operating assets and liabilities.........   (1,192)    (2,280)       (20)
  Other adjustments for non-cash items -- net...............   (1,394)      (818)      (461)
                                                              -------    -------    -------
Net cash provided by (used in) operating activities of
  continuing operations.....................................      304       (962)     1,452
                                                              -------    -------    -------
INVESTING ACTIVITIES
Capital expenditures........................................   (2,701)    (2,042)    (1,615)
Proceeds from the sale or disposal of property, plant and
  equipment.................................................       29         80         44
Purchases of investments....................................     (745)      (920)    (1,385)
Sales or maturity of investments............................      838      1,394        838
Dispositions of businesses..................................      250         44        329
Acquisitions of businesses -- net of cash acquired..........     (156)      (268)      (837)
Other investing activities -- net...........................        5        (70)       (71)
                                                              -------    -------    -------
Net cash used in investing activities of continuing
  operations................................................   (2,480)    (1,782)    (2,697)
                                                              -------    -------    -------
FINANCING ACTIVITIES
Repayments of long-term debt................................     (405)       (16)       (98)
Issuance of long-term debt..................................       72      2,193        375
Proceeds from issuance of common stock......................    1,444        725        659
Dividends paid..............................................     (255)      (222)      (201)
S-Corporation distribution to stockholder...................       --        (40)       (26)
Increase in short-term borrowings -- net....................    1,355        705        143
                                                              -------    -------    -------
Net cash provided by financing activities of continuing
  operations................................................    2,211      3,345        852
                                                              -------    -------    -------
Effect of exchange rate changes on cash and cash
  equivalents...............................................       10         41        (67)
                                                              -------    -------    -------
NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS........       45        642       (460)
Net cash (used in) provided by discontinued operations......     (264)      (100)        84
                                                              -------    -------    -------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........     (219)       542       (376)
Cash and cash equivalents at beginning of year..............    1,686      1,144      1,520
                                                              -------    -------    -------
Cash and cash equivalents at end of year....................  $ 1,467    $ 1,686    $ 1,144
                                                              =======    =======    =======

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1. BASIS OF PRESENTATION

     On September 30, 2000, Lucent Technologies Inc. (the "Company") spun off its Enterprise Networks business ("Avaya"). This transaction resulted in a distribution of Avaya common stock to each holder of Lucent common stock of record as of September 20, 2000. As a result of this transaction, the Consolidated Financial Statements and related footnotes have been restated to present the results of this business as discontinued operations (see Note 3).

     In fiscal year 2000, the Company merged with Excel Switching Corporation and International Network Services ("INS"). In fiscal year 1999, the Company merged with Ascend Communications, Inc. and Kenan Systems Corporation. These mergers have been accounted for under the "pooling-of-interests" method of accounting, therefore, the Consolidated Financial Statements of Lucent were restated for all periods prior to the mergers to include the accounts and operations of Excel, INS, Ascend and Kenan (see Note 4).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

     The Consolidated Financial Statements include all majority-owned subsidiaries in which Lucent exercises control. Investments in which Lucent exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. All material intercompany transactions and balances have been eliminated.

USE OF ESTIMATES

     The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, long-term contracts, allowances for uncollectible receivables, inventory obsolescence, product warranty, depreciation, employee benefits, taxes, restructuring reserves and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

FOREIGN CURRENCY TRANSLATION

     For operations outside the U.S. that prepare financial statements in currencies other than the U.S. dollar, results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments are included as a separate component of accumulated other comprehensive income (loss) in shareowners' equity.

REVENUE RECOGNITION

     Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable is reasonably assured. Revenue from product sales of hardware and software is recognized at time of delivery and acceptance and after consideration of all the terms and conditions of the customer contract. Sales of services are recognized at time of performance, and rental revenue is recognized proportionately over the contract term. Revenues and estimated profits on long-term contracts are generally recognized under the percentage-of-completion method of accounting using either a units-of-delivery or a cost-to-cost methodology; profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

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

     Effective October 1, 1999, Lucent adopted Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). As a result, certain costs of computer software developed or obtained for internal use have been capitalized as part of other assets and are amortized over a three-year period. The impact of adopting SOP 98-1 was a reduction of costs and operating expenses of $252 for the fiscal year ended September 30, 2000.

CASH AND CASH EQUIVALENTS

     All highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost (determined principally on a first-in, first-out basis) or market.

CONTRACTS IN PROCESS

     Contracts in process are stated at cost plus accrued profits less progress billings.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is determined using a combination of accelerated and straight-line methods over the estimated useful lives of the various asset classes. Useful lives for buildings and building improvements, furniture and fixtures and machinery and equipment principally range from 10 to 40 years, five to 10 years and two to 10 years, respectively.

FINANCIAL INSTRUMENTS

     Lucent uses various financial instruments, including foreign exchange forward contracts and interest rate swap agreements to manage risk to Lucent by generating cash flows which offset the cash flows of certain transactions in foreign currencies or underlying financial instruments in relation to their amount and timing. Lucent's derivative financial instruments are for purposes other than trading. Lucent's non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. Lucent generally does not require collateral to support its financial instruments.

GOODWILL AND OTHER ACQUIRED INTANGIBLES

     Goodwill and other acquired intangibles are amortized on a straight-line basis over the periods benefited, principally in the range of 5 to 10 years. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

IMPAIRMENT OF GOODWILL AND OTHER LONG-LIVED ASSETS

     Goodwill and other long-lived assets are reviewed for impairment whenever events such as product discontinuance, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable. When such events occur, Lucent compares the carrying amount of the assets to undiscounted expected future cash flows. If this comparison indicates that there is an impairment, the amount of the impairment is typically calculated using discounted expected future cash flows. The discount rate applied to these cash flows is based on Lucent's weighted average cost of capital, which represents the blended after-tax costs of debt and equity.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the 2000 presentation.

3. DISCONTINUED OPERATIONS

     On September 30, 2000, Lucent completed the spin-off of Avaya in a tax-free distribution to its shareowners. Each Lucent shareowner received one share of Avaya common stock for every 12 shares of Lucent common stock held on the record date of September 20, 2000. Avaya represented a significant segment of Lucent's business.

     Pursuant to Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions"("APB 30"), the Consolidated Financial Statements of Lucent have been reclassified to reflect the spin-off of Avaya. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of Avaya spun off have been segregated in the Consolidated Statements of Income, Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The net operating results, net assets and net cash flows of this business have been reported as "Discontinued Operations." The historical carrying amount of the net assets transferred to Avaya on the spin-off date has been recorded as a stock dividend of $1,009.

     Following is summarized financial information for the discontinued operations:

                                                           YEARS ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Revenues.................................................  $7,607    $8,157    $7,741
                                                           ======    ======    ======
Income from discontinued operations(1) (after applicable
  income taxes of $160, $256, and $347, respectively)....     303       455       296
Loss on disposal of business(2) (after applicable income
  tax benefit of $238)...................................    (765)       --        --
                                                           ------    ------    ------
Income (loss) from discontinued operations...............  $ (462)   $  455    $  296
                                                           ======    ======    ======

                                                              SEPTEMBER 30,
                                                                  1999
                                                              -------------
Current assets..............................................     $3,043
Total assets................................................      4,955
Current liabilities.........................................      2,758
Total liabilities...........................................      4,048
Net assets of discontinued operations.......................        907

---------------
(1) Income from discontinued operations includes an allocation of Lucent's interest expense totaling $64, $91 and $112 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively based upon the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

    amount of debt being assumed by Avaya. Approximately $780 of commercial paper borrowings was assumed by Avaya as part of the spin-off transaction.

(2) The loss on disposal of Avaya recorded in the Company's results for the year ended September 30, 2000 reflects the costs directly associated with the spin-off and the net loss of Avaya between the measurement date and the spin date of September 30, 2000. The costs reflect those components of the Avaya reorganization plan, including a business restructuring charge and directly-related asset write-downs of $545 recorded during the year, along with transaction costs of $56 for the spin-off. Major components of this charge include $365 for employee separation and $101 for real estate consolidation.

     Included in the net assets transferred to Avaya at September 30, 2000 were reserves of $499 associated with remaining actions under the reorganization plan, principally for employee separation and real estate consolidation. Avaya is responsible for completing the plan.

4. BUSINESS COMBINATIONS

  Acquisitions

     The following table presents information about acquisitions by Lucent in the fiscal years ended September 30, 2000, 1999 and 1998. All of these acquisitions were accounted for under the purchase method of accounting, and the acquired technology valuation included existing technology, purchased in-process research and development ("IPRD") and other intangibles. All IPRD charges were recorded in the quarter in which the transaction was completed. On a pro forma basis, if the following fiscal 2000 acquisitions had occurred on October 1, 1999, the amortization of goodwill and other acquired intangibles would have increased by approximately $931 for the fiscal year ended September 30, 2000.

                                                                                              PURCHASED
                       ACQUISITION      PURCHASE                   EXISTING       OTHER         IPRD
                          DATE            PRICE        GOODWILL   TECHNOLOGY   INTANGIBLES   (AFTER-TAX)
                       -----------   ---------------   --------   ----------   -----------   -----------
2000
Spring Tide(1).......    9/00            $1,315         $1,075       $143         $ 14          $131
                                     Stock & options
Chromatis(2).........    6/00             4,756          4,223        n/a          186           428
                                     Stock & options
Herrmann(3)..........    6/00              432             384         52           16            34
                                     Stock & options
Ortel(4).............    4/00             2,998          2,554        171           24           307
                                     Stock & options
Agere(5).............    4/00              377             303        n/a          n/a            94
                                     Stock & options
DeltaKabel(6)........    4/00              52               56        n/a          n/a           n/a
                                          Cash
VTC Inc.(7)..........    3/00              104              46         31            7             7
                                          Cash
1999
Stratus(8)...........    10/98            $917          $    0       $130         $  4          $267*
                                     Stock & options
Other(9).............   various            217             146         22           12            37
                                      Cash & notes

                         AMORTIZATION PERIOD (IN YEARS)
                       -----------------------------------
                                   EXISTING       OTHER
                       GOODWILL   TECHNOLOGY   INTANGIBLES
                       --------   ----------   -----------
2000
Spring Tide(1).......       7           7            7
Chromatis(2).........       7         n/a          2-7
Herrmann(3)..........       8           7            7
Ortel(4).............       9         7.5          4-9
Agere(5).............       7         n/a          n/a
DeltaKabel(6)........       6         n/a          n/a
VTC Inc.(7)..........       7           5            7
1999
Stratus(8)...........     n/a          10            3
Other(9).............    4-10         4-7          4-8

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

                                                                                              PURCHASED
                       ACQUISITION      PURCHASE                   EXISTING       OTHER         IPRD
                          DATE            PRICE        GOODWILL   TECHNOLOGY   INTANGIBLES   (AFTER-TAX)
                       -----------   ---------------   --------   ----------   -----------   -----------
1998
Yurie(10)............    5/98            $1,056         $  292       $ 40          n/a          $620
                                     Cash & options
Livingston(11).......    12/97             610             114         69          n/a           427
                                     Stock & options
Other(12)............   various            131              39         36            7            59
                                          Cash

                         AMORTIZATION PERIOD (IN YEARS)
                       -----------------------------------
                                   EXISTING       OTHER
                       GOODWILL   TECHNOLOGY   INTANGIBLES
                       --------   ----------   -----------
1998
Yurie(10)............       7           5          n/a
Livingston(11).......       5           8          n/a
Other(12)............    5-10        5-10           10

---------------
 (1) Spring Tide Networks was a provider of network switching equipment.

 (2) Chromatis Networks Inc. was a supplier of metropolitan optical networking systems.

 (3) Herrmann Technology, Inc. was a supplier of devices for next-generation dense wavelength division multiplexing (DWDM) optical networks.

 (4) Ortel Corporation was a developer of optoelectronic components for cable TV networks.

 (5) Agere, Inc. was a developer of programmable network processor technology.

 (6) DeltaKabel Telecom cv was a developer of cable modem and Internet protocol
     (IP) telephony solutions for the European market.

 (7) VTC, Inc. was a supplier of semiconductor components to computer hard disk drive manufacturers.

 (8) Stratus Computer, Inc. was a manufacturer of fault-tolerant computer systems, acquired by Ascend.

 (9) Other acquisitions include the Ethernet LAN business of Enable Semiconductor ("Enable Ethernet"); Sybarus Technologies; WaveAccess Ltd.; Quadritek Systems, Inc.; XNT Systems, Inc.; Quantum Telecom Solutions, Inc.; and InterCall Communications and Consulting, Inc.

(10) Yurie Systems, Inc. was a provider of ATM access technology and equipment for data, voice and video networking.

(11) Livingston Enterprises, Inc. was a global provider of equipment used by Internet service providers to connect their subscribers to the Internet.

(12) Other acquisitions include JNA Telecommunications Limited, MassMedia Communications,Inc. and Optimay GmbH.

n/a Not applicable.

* $24 of purchased in-process research and development was subsequently reversed in March 1999.

     In connection with the acquisitions of Spring Tide and Chromatis, certain key employees are entitled to receive additional Lucent common stock based on the achievement of specified milestones. The value of such stock, if distributed, will be recorded as compensation expense.

     In connection with the acquisition of Herrmann, certain stockholders are entitled to receive additional Lucent common stock based on the achievement of specified milestones. If distributed, a portion will be recorded as compensation expense and a portion will be recorded as additional goodwill.

     Included in the purchase price for the acquisitions was IPRD, which was a non-cash charge to earnings as this technology had not reached technological feasibility and had no future alternative use. The remaining purchase price was allocated to tangible assets and intangible assets, including goodwill and other acquired intangibles, less liabilities assumed.

     The value allocated to IPRD was determined using an income approach that included an excess earnings analysis reflecting the appropriate cost of capital for the investment. Estimates of future cash flows related to the IPRD were made for each project based on Lucent's estimates of revenue, operating expenses and income

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

taxes from the project. These estimates were consistent with historical pricing, margins and expense levels for similar products.

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

  TeraBeam Corporation

     On April 9, 2000, Lucent and TeraBeam Corporation entered into an agreement to develop TeraBeam's fiberless optical networking system that provides high-speed data networking between local and wide area networks. Under the agreement, Lucent paid cash and contributed research and development assets, intellectual property, and free-space optical products, valued in the aggregate at $450. Lucent owns 30 percent of the venture that will develop the fiberless optical networking system, which is accounted for under the equity method of accounting. Lucent will also be a preferred supplier of optical components, networking equipment and professional services to TeraBeam. In addition, under certain conditions, Lucent will have the right to purchase TeraBeam's equity interest in the venture. A total of $189 was allocated to goodwill and other acquired intangibles to be amortized over five years.

  Ignitus Communications LLC

     On April 4, 2000, Lucent acquired the remaining 44 percent of Ignitus Communications LLC, a start-up company that focuses on high-speed optical communications at the network edge, for approximately $33. Lucent previously owned 56 percent of the company.

  SpecTran Corporation

     On July 21, 1999, Lucent began its cash tender offer for the outstanding shares of SpecTran Corporation, a designer and manufacturer of specialty optical fiber and fiber-optic products. The tender offer expired on August 31, 1999, and Lucent thereafter accepted and paid for shares giving it a 61 percent interest in SpecTran. The acquisition was accounted for under the purchase method of accounting. On February 4, 2000, Lucent acquired the remaining shares of SpecTran, resulting in a total purchase price of approximately $68.

  Pooling-of-Interests Mergers

     The following table presents information about certain mergers by Lucent accounted for under the pooling-of-interests method of accounting in the fiscal years ended September 30, 2000 and 1999. As a result,

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

Lucent's financial statements have been restated for all periods prior to the mergers to include the accounts and operations of those companies.

                                                  TOTAL SHARES
                                       MERGER    OF COMMON STOCK
ACQUISITION                             DATE         ISSUED               DESCRIPTION OF BUSINESS
-----------                            ------    ---------------          -----------------------
2000:
Excel................................  11/99        22 million      Developer of programmable switches
INS(1)...............................  10/99        49 million      Provider of network consulting,
                                                                    design and integration services
1999:
Ascend(2)............................   6/99       371 million      Developer, manufacturer and seller
                                                                    of wide area networking solutions
Kenan................................   2/99        26 million      Developer of third-party billing
                                                                    and customer care software

---------------
(1) INS previously had a June 30 fiscal year-end. In order to conform the fiscal year-ends for INS and Lucent, INS's results of operations and cash flows for the three months ended September 30, 1999, were not reflected in Lucent's financial statements for the first fiscal quarter of 2000. INS's revenue and net income for the three months ended September 30, 1999 were $100 and $11, respectively. The Consolidated Balance Sheet of Lucent at September 30, 2000, includes an adjustment to retained earnings to reflect the income recognized by INS for the three months ended September 30, 1999.

(2) Lucent assumed Ascend stock options equivalent to approximately 65 million shares of Lucent common stock. In connection with the merger, Lucent recorded a third fiscal quarter 1999 charge to operating expenses of approximately $79 (non-tax deductible) for merger-related costs, primarily fees for investment bankers, attorneys, accountants and financial printing. Ascend's historical revenue and net loss for the fiscal year ended September 30, 1998 were $1,478 and $20, respectively. For the nine months ended June 30, 1999, Ascend's historical revenue and net income of $1,610 and $66, respectively, are included in Lucent's historical revenues and income from continuing operations, respectively, for the year ended September 30, 1999. Intercompany transactions between Lucent and Ascend for the nine months ended June 30, 1999 of $138 and $86 have been eliminated from revenues and income from continuing operations, respectively, for the year ended September 30, 1999.

     Lucent has also completed other pooling transactions. The historical operations of these entities were not material to Lucent's consolidated results of operations either on an individual or aggregate basis; therefore, prior periods have not been restated for these mergers.

5. RECENT PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company is currently evaluating the impact of SAB 101 and its related interpretations to determine the effect it will have on the Company's consolidated financial position and results of operations.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS 133. These amendments include allowing foreign-

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

currency denominated assets and liabilities to qualify for hedge accounting, permitting the offsetting of certain interentity foreign currency exposures that reduce the need for third-party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. Lucent is adopting SFAS 133 and the corresponding amendments under SFAS 138 effective as of October 1, 2000. The impact of adopting SFAS 133, as amended by SFAS 138, is not significant.

6. SUPPLEMENTARY FINANCIAL INFORMATION

SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                              YEARS ENDED SEPTEMBER 30,
                                                              -------------------------
                                                               2000      1999     1998
                                                              ------    ------    -----
INCLUDED IN COSTS AND OPERATING EXPENSES
Amortization of software development costs..................  $  396    $  235    $ 210
                                                              ======    ======    =====
Depreciation of property, plant and equipment...............  $1,370    $1,169    $ 882
                                                              ======    ======    =====
INCLUDED IN SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Amortization of goodwill and other acquired intangibles.....  $  551    $  310    $ 105
                                                              ======    ======    =====
OTHER INCOME -- NET
Interest income.............................................  $  125    $  133    $ 122
Minority interests in earnings of subsidiaries..............     (50)      (27)     (24)
Net equity losses from investments..........................     (27)      (23)    (207)
(Loss) gains on foreign currency transactions...............     (12)        1      (51)
Net gain on sales and settlements of financial
  instruments...............................................     361       302       38
Gain on businesses sold.....................................      54        16      208
Miscellaneous -- net........................................     (85)       --       24
                                                              ------    ------    -----
Other income -- net.........................................  $  366    $  402    $ 110
                                                              ======    ======    =====
DEDUCTED FROM INTEREST EXPENSE
Capitalized interest........................................  $   20    $   20    $  17
                                                              ======    ======    =====

SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
INVENTORIES
Completed goods.............................................  $ 2,976    $ 2,374
Work in process and raw materials...........................    2,701      1,866
                                                              -------    -------
Inventories.................................................  $ 5,677    $ 4,240
                                                              =======    =======
PROPERTY, PLANT AND EQUIPMENT -- NET
Land and improvements.......................................  $   367    $   328
Buildings and improvements..................................    3,773      3,601
Machinery, electronic and other equipment...................   10,085      9,060
                                                              -------    -------
Total property, plant and equipment.........................   14,225     12,989
Less: Accumulated depreciation..............................    7,141      6,770
                                                              -------    -------
Property, plant and equipment -- net........................  $ 7,084    $ 6,219
                                                              =======    =======
INCLUDED IN OTHER CURRENT LIABILITIES
Advance billings, progress payments and customer deposits...  $   855    $   719
                                                              =======    =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

SUPPLEMENTARY CASH FLOW INFORMATION

                                                              YEARS ENDED SEPTEMBER 30,
                                                              -------------------------
                                                              2000     1999      1998
                                                              -----    -----    -------
Interest payments, net of amounts capitalized...............  $364     $316     $  159
                                                              ====     ====     ======
Income tax payments, net....................................  $ 72     $774     $  406
                                                              ====     ====     ======
Acquisitions of businesses:
Fair value of assets acquired, net of cash acquired.........  $165     $398     $1,748
Less: Fair value of liabilities assumed.....................     9      130        911
                                                              ----     ----     ------
Acquisitions of businesses, net of cash acquired............  $156     $268     $  837
                                                              ====     ====     ======

     On October 1, 1997, Lucent contributed its Consumer Products business to a new venture formed by Lucent and Philips Electronics N.V. in exchange for 40 percent ownership of Philips Consumer Communications ("PCC"). On October 22, 1998, Lucent and Philips announced their intention to end the PCC venture and agreed to regain control of their original businesses. The results of operations and net assets of the remaining businesses Lucent previously contributed to PCC have been consolidated as of October 1, 1998. However, for the years ended September 30, 1999 and 1998, the Consolidated Statements of Cash Flows exclude both the contribution and the regaining of Lucent's Consumer Products business.

     For the year ended September 30, 1999, costs and operating expenses include a $236 charge primarily associated with asset impairments and integration-related charges related to the Ascend and Nexabit mergers.

7. EARNINGS PER COMMON SHARE

     Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is calculated by dividing net income by the sum of the weighted average number of common shares outstanding, plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued.

     The following table reconciles the number of shares used in the earnings per share calculations:

                                                             YEARS ENDED SEPTEMBER 30,
                                                          --------------------------------
                                                            2000        1999        1998
                                                          --------    --------    --------
                                                           (NUMBER OF SHARES IN MILLIONS)
Common shares -- basic..................................  3,232.3     3,101.8     3,025.3
Effect of dilutive securities:
  Stock options.........................................     88.5       109.5        78.4
  Other.................................................      5.1         7.2         6.9
                                                          -------     -------     -------
Common shares -- diluted................................  3,325.9     3,218.5     3,110.6
                                                          =======     =======     =======
Options excluded from the computation of earnings per
  share -- diluted since option exercise price was
  greater than the average market price of the common
  shares for the period.................................     41.0         5.5        14.0
                                                          =======     =======     =======

8. COMPREHENSIVE INCOME

     Comprehensive income, which is displayed in the Consolidated Statements of Changes in Shareowners' Equity, represents net income plus the results of certain shareowners' equity changes not reflected in the Consolidated Statements of Income.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

     The after-tax components of accumulated other comprehensive income (loss) are as follows:

                                                                                     TOTAL
                                        FOREIGN      UNREALIZED     MINIMUM       ACCUMULATED
                                       CURRENCY       HOLDING       PENSION          OTHER
                                      TRANSLATION      GAINS/      LIABILITY     COMPREHENSIVE
                                      ADJUSTMENT      (LOSSES)     ADJUSTMENT    INCOME/(LOSS)
                                      -----------    ----------    ----------    -------------
Beginning balance October 1,
  1997..............................     $(191)         $ 55          $(13)          $(149)
Current-period change...............       (89)          (37)           (8)           (134)
                                         -----          ----          ----           -----
Ending balance, September 30,
  1998..............................     $(280)         $ 18          $(21)          $(283)
Current-period change...............       (33)           61            11              39
                                         -----          ----          ----           -----
Ending balance, September 30,
  1999..............................     $(313)         $ 79          $(10)          $(244)
Current-period change...............      (185)           (4)            2            (187)
Amounts transferred to Avaya........        64            --             2              66
                                         -----          ----          ----           -----
Ending balance, September 30,
  2000..............................     $(434)         $ 75          $ (6)          $(365)
                                         =====          ====          ====           =====

     Foreign currency translation adjustments are not currently adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

9. BUSINESS RESTRUCTURING AND OTHER CHARGES

     In the fourth quarter of calendar year 1995, a pre-tax charge of $2,655 was recorded to cover restructuring costs of $2,467 and asset impairment and other charges of $188. The restructuring plans included the exit of certain businesses as well as consolidating and re-engineering numerous corporate and business unit operations.

     Total deductions to Lucent's business restructuring reserves were $16 and $184 for the years ended September 30, 2000 and 1999, respectively. Included in these deductions were cash payments of $11 and $61 for the years ended September 30, 2000 and 1999, respectively, and non-cash related charges of $15 for the year ended September 30, 1999. The non-cash related charges were primarily related to assets for product lines and businesses that Lucent exited as part of its restructuring activities. The related costs were included in the 1995 restructuring plan. The assets did not benefit activities that were to continue, nor were they used to generate future revenues. The reserves were charged as the product lines and businesses were exited during 1999. In addition, during 1999 Lucent reversed $108 of business restructuring reserves primarily related to favorable experience in employee separations, as well as to other projects being completed at a cost lower than originally estimated for the year ended September 30, 1999. As of September 30, 1999, all restructuring plans were substantially completed.

10. INCOME TAXES

     The following table presents the principal reasons for the difference between the effective tax rate on continuing operations and the U.S. federal statutory income tax rate:

                                                              YEARS ENDED SEPTEMBER 30,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
U.S. federal statutory income tax rate......................  35.0%     35.0%     35.0%
State and local income taxes, net of federal income tax
  effect....................................................   1.7%      2.3%      3.1%
Foreign earnings and dividends taxed at different rates.....  (1.1)%    (0.1)%     1.0%
Research credits............................................  (3.5)%    (2.5)%    (3.2)%
Acquisition-related costs(1)................................  14.2%      3.9%     25.9%
Other differences -- net....................................  (2.3)%    (1.9)%    (1.9)%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

                                                              YEARS ENDED SEPTEMBER 30,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
Effective income tax rate...................................  44.0%     36.7%     59.9%
Effective income tax rate excluding acquisition-related
  costs(1)..................................................  29.8%     32.8%     34.0%

---------------
(1) Includes non-tax deductible purchased in-process research and development, goodwill amortization and merger-related costs.

     The following table presents the U.S. and non-U.S. components of income before income taxes and the provision for income taxes:

                                                           YEARS ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
INCOME BEFORE INCOME TAXES
U.S. ....................................................  $2,349    $4,169    $1,689
Non-U.S. ................................................     654       609       231
                                                           ------    ------    ------
Income before income taxes...............................  $3,003    $4,778    $1,920
                                                           ======    ======    ======

PROVISION FOR INCOME TAXES
CURRENT
Federal..................................................  $  460    $  476    $  766
State and local..........................................      40         8       127
Non-U.S. ................................................     356       294       170
                                                           ------    ------    ------
  Sub-total..............................................     856       778     1,063
                                                           ------    ------    ------
DEFERRED
Federal..................................................     399       858        36
State and local..........................................      78       185        42
Non-U.S. ................................................     (11)      (69)       10
                                                           ------    ------    ------
  Sub-total..............................................     466       974        88
                                                           ------    ------    ------

Provision for income taxes...............................  $1,322    $1,752    $1,151
                                                           ======    ======    ======

     As of September 30, 2000, Lucent had tax credit carryforwards of $112 and federal, state and local, and non-U.S. net operating loss carryforwards of $138, all of which expire primarily after the year 2004. As of September 30, 2000, Lucent has recorded valuation allowances totaling $198 against these carryforwards primarily in certain foreign jurisdictions where recovery of these carryforwards is uncertain.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

     The components of deferred tax assets and liabilities are as follows:

                                                               SEPTEMBER 30,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
DEFERRED INCOME TAX ASSETS
Employee benefit obligations................................  $2,788    $2,572
Reserves and allowances.....................................     847       855
Net operating loss/credit carryforwards.....................     250       198
Valuation allowance.........................................    (198)     (148)
Other.......................................................     231       348
                                                              ------    ------
Total deferred tax assets...................................  $3,918    $3,825
                                                              ======    ======
DEFERRED INCOME TAX LIABILITIES
Employee benefit obligations................................  $2,698    $2,176
Property, plant and equipment...............................     497       408
Other.......................................................     824       639
                                                              ------    ------
Total deferred tax liabilities..............................  $4,019    $3,223
                                                              ======    ======

     Lucent has not provided for U.S. deferred income taxes or foreign withholding taxes on $3,802 of undistributed earnings of its non-U.S. subsidiaries as of September 30, 2000, since these earnings are intended to be reinvested indefinitely.

11. DEBT OBLIGATIONS

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                2000             1999
                                                            -------------    -------------
DEBT MATURING WITHIN ONE YEAR
Commercial paper..........................................     $2,475           $  667
Long-term debt............................................        765               41
Secured borrowings and other..............................        243              997
                                                               ------           ------
Total debt maturing within one year.......................     $3,483           $1,705
                                                               ======           ======
Weighted Average Interest Rates
  Commercial paper........................................        6.3%             5.0%
  Long-term debt, secured borrowings and other............        7.4%             9.6%

     Lucent had revolving credit facilities at September 30, 2000 aggregating $4,731 (a portion of which is used to support Lucent's commercial paper program), $4,000 with domestic lenders and $731 with foreign lenders. The total credit facilities available at September 30, 2000 with domestic and foreign lenders were $4,000 and $455, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

                                                            SEPTEMBER 30,    SEPTEMBER 30,
                                                                2000             1999
                                                            -------------    -------------
LONG-TERM DEBT
6.90% notes due July 15, 2001.............................     $  750           $  750
7.25% notes due July 15, 2006.............................        750              750
5.50% notes due November 15, 2008.........................        500              500
6.50% debentures due January 15, 2028.....................        300              300
6.45% debentures due March 15, 2029.......................      1,360            1,360
7.70% notes due May 19, 2010..............................         20               --
8.00% notes due May 18, 2015..............................         25               --
Long-term lease obligations...............................         62               79
Secured borrowings and other (6.9% and 8.4% weighted
  average interest rates, respectively)...................        116              509
Less: Unamortized discount................................         42               45
                                                               ------           ------
Total long-term debt......................................      3,841            4,203
Less: Amounts maturing within one year....................        765               41
                                                               ------           ------
Long-term debt............................................     $3,076           $4,162
                                                               ======           ======

     Lucent has an effective shelf registration statement for the issuance of debt securities up to $1,800, of which $1,755 remains available at September 30, 2000.

     The following table shows the aggregate maturities, by year, of the $3,841 in total long-term debt obligations:

                SEPTEMBER 30,
---------------------------------------------
2001  2002   2003   2004   2005   LATER YEARS
----  ----   ----   ----   ----   -----------
$765  $22    $38    $28    $21      $2,967

     In 1999, Lucent sold trade accounts receivable and notes receivable to unaffiliated financial institutions with and without recourse. Certain sales with recourse were accounted for as secured borrowings and amounted to $1,037 at September 30, 1999. As a result of these recourse transactions, these receivables remained in the Consolidated Balance Sheets and increased cash flows from financing activities in the Consolidated Statements of Cash Flows by $1,037 in the year ended September 30, 1999. These arrangements were terminated in the year ended September 30, 2000. In 2000, there were no sales of receivables accounted for as secured borrowings. See Note 16 for further discussion of sales of receivables.

12. EMPLOYEE BENEFIT PLANS

PENSION AND POSTRETIREMENT BENEFITS

     Lucent maintains defined benefit pension plans covering the majority of its employees and retirees, and postretirement benefit plans for retirees that include health care benefits and life insurance coverage. The

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

following information summarizes activity in the pension and postretirement benefit plans for the entire Company, including discontinued operations:

                                                      PENSION BENEFITS      POSTRETIREMENT BENEFITS
                                                        SEPTEMBER 30,            SEPTEMBER 30,
                                                     -------------------    ------------------------
                                                       2000       1999         2000          1999
                                                     --------    -------    ----------    ----------
Change in benefit obligation
Benefit obligation at October 1....................  $ 27,401    $27,846     $ 8,604       $ 9,193
Service cost.......................................       478        509          67            80
Interest cost......................................     1,915      1,671         601           537
Actuarial losses(gains)............................       370     (2,182)         33          (240)
Amendments.........................................        (1)     1,534          --          (359)
Benefits paid......................................    (2,294)    (1,977)       (651)         (607)
Benefit obligation assumed by Avaya................    (1,756)        --        (412)           --
                                                     --------    -------     -------       -------
Benefit obligation at September 30.................  $ 26,113    $27,401     $ 8,242       $ 8,604
                                                     --------    -------     -------       -------
Change in plan assets
Fair value of plan assets at October 1.............  $ 41,067    $36,191     $ 4,467       $ 3,959
Actual return on plan assets.......................     9,791      7,114         654           776
Company contributions..............................        19         14           8            29
Benefits paid......................................    (2,294)    (1,977)       (651)         (607)
Assets transferred to Avaya........................    (2,984)        --        (255)           --
Other (including transfer of assets from pension to
  postretirement plans)............................      (337)      (275)        334           310
                                                     --------    -------     -------       -------
Fair value of plan assets at September 30..........  $ 45,262    $41,067     $ 4,557       $ 4,467
                                                     --------    -------     -------       -------
Funded (unfunded) status of the plan...............  $ 19,149    $13,666     $(3,685)      $(4,137)
Unrecognized prior service cost....................     2,086      2,583          49           121
Unrecognized transition asset......................      (322)      (645)         --            --
Unrecognized net gain..............................   (14,499)    (9,466)     (1,208)       (1,014)
                                                     --------    -------     -------       -------
Net amount recognized..............................  $  6,414    $ 6,138     $(4,844)      $(5,030)
                                                     ========    =======     =======       =======
Amounts recognized in the Consolidated Balance
  Sheets consist of:
  Prepaid pension costs............................  $  6,440    $ 5,459     $    --       $    --
  Prepaid pension costs allocated to discontinued
     operations....................................        --        716          --            --
  Accrued benefit liability........................       (37)       (63)     (4,844)       (4,730)
  Accrued benefit liability allocated to
     discontinued operations.......................        --         --          --          (300)
  Intangible asset.................................         5          9          --            --
  Accumulated other comprehensive income...........         6         17          --            --
                                                     --------    -------     -------       -------
Net amount recognized..............................  $  6,414    $ 6,138     $(4,844)      $(5,030)
                                                     ========    =======     =======       =======

     Pension plan assets include $102 and $287 of Lucent common stock at September 30, 2000 and 1999, respectively. Postretirement plan assets include $3 and $20 of Lucent common stock at September 30, 2000 and 1999, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

     The asset and pension obligation amounts that were transferred to Avaya are subject to final adjustment. The final amounts to be transferred to Avaya are not expected to be materially different from the estimated amounts.

COMPONENTS OF NET PERIODIC BENEFIT COST

                                                                YEARS ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
PENSION COST
Service cost................................................  $   478    $   509    $   331
Interest cost on projected benefit obligation...............    1,915      1,671      1,631
Expected return on plan assets..............................   (3,229)    (2,957)    (2,384)
Amortization of unrecognized prior service costs............      362        461        164
Amortization of transition asset............................     (300)      (300)      (300)
Amortization of net (gain) loss.............................     (197)         2         --
                                                              -------    -------    -------
Net pension credit..........................................  $  (971)   $  (614)   $  (558)
                                                              =======    =======    =======
DISTRIBUTION OF NET PENSION CREDIT
Continuing operations.......................................  $(1,085)   $  (740)   $  (647)
Discontinued operations.....................................      114        126         89
                                                              -------    -------    -------
Net pension credit..........................................  $  (971)   $  (614)   $  (558)
                                                              =======    =======    =======
POSTRETIREMENT COST
Service cost................................................  $    67    $    80    $    63
Interest cost on accumulated benefit obligation.............      601        537        540
Expected return on plan assets..............................     (338)      (308)      (263)
Amortization of unrecognized prior service costs............       37         53         53
Amortization of net (gain) loss.............................      (12)         6          3
                                                              -------    -------    -------
Net postretirement benefit cost.............................  $   355    $   368    $   396
                                                              =======    =======    =======
DISTRIBUTION OF NET POSTRETIREMENT BENEFIT COST
Continuing operations.......................................  $   306    $   315    $   351
Discontinued operations.....................................       49         53         45
                                                              -------    -------    -------
Net postretirement benefit cost.............................  $   355    $   368    $   396
                                                              =======    =======    =======
PENSION AND POSTRETIREMENT BENEFITS WEIGHTED-AVERAGE
  ASSUMPTIONS AS OF SEPTEMBER 30
Discount rate...............................................      7.5%      7.25%       6.0%
Expected return on plan assets..............................      9.0%       9.0%       9.0%
Rate of compensation increase...............................      4.5%       4.5%       4.5%

     Effective October 1, 1998, Lucent changed its method for calculating the market-related value of plan assets used in determining the expected return-on-plan asset component of annual net pension and postretirement benefit costs. Under the previous accounting method, the calculation of the market-related value of plan assets included only interest and dividends immediately, while all other realized and unrealized gains and losses were amortized on a straight-line basis over a five-year period. The new method used to calculate market-related value includes immediately an amount based on Lucent's historical asset returns and amortizes the difference between that amount and the actual return on a straight-line basis over a five-year period. The new method is preferable under SFAS No. 87, "Employers' Accounting for Pensions," because it

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

results in calculated plan asset values that are closer to current fair value, thereby lessening the accumulation of unrecognized gains and losses while still mitigating the effects of annual market value fluctuations.

     The cumulative effect of this accounting change related to periods prior to fiscal year 1999 of $2,150 ($1,308 after-tax, or $0.42 and $0.41 earnings per basic and diluted share, respectively) is a one-time, non-cash credit to fiscal 1999 earnings. This accounting change also resulted in a reduction in benefit costs in the year ended September 30, 1999 that increased income by $427 ($260 after-tax, or $0.08 earnings per basic and diluted share) as compared with the previous accounting method. If the accounting change were applied retroactively for the year ended September 30, 1998, pro forma net income would be $1,306, earnings per share-basic would be $0.43 and earnings per share-diluted would be $0.42.

     In 1999, Lucent changed its pension plan benefit for management, technical pay plan, and non-represented occupational employees hired on or after January 1, 1999, and certain U.S. employees of companies acquired since October 1, 1996, who are not participating currently in a defined benefit pension plan. These employees receive a different pension benefit, known as an account balance program, effective January 1, 2000. Expenses related to the account balance program are included in the previous pension cost table.

     Lucent has several non-pension postretirement benefit plans. For postretirement health care benefit plans, Lucent assumed a 7.6% annual health care cost trend rate for 2001 through 2004, after which the trend rate would decline to 3.9%. The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

                                                             1 PERCENTAGE POINT
                                                            --------------------
                                                            INCREASE    DECREASE
                                                            --------    --------
Effect on total of service and interest cost components...    $ 26        $ 24
Effect on postretirement benefit obligation...............    $353        $329

SAVINGS PLANS

     Lucent's savings plans allow employees to contribute a portion of their compensation on a pre-tax and/or after-tax basis in accordance with specified guidelines. Lucent matches a percentage of the employee contributions up to certain limits. Savings plan expense amounted to $228, $318 and $317 for the years ended September 30, 2000, 1999 and 1998, respectively. Lucent savings plan expense charged to continuing operations was $185, $250 and $254 for the years ended September 30, 2000, 1999 and 1998, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

     Lucent's leveraged Employee Stock Ownership Plan ("ESOP") funds the employer contributions to the Long-Term Savings and Security Plan ("LTSSP") for non-management employees. The ESOP obligation is reported as a reduction in shareowners' equity. As of September 30, 2000, the ESOP contained 12.8 million shares of Lucent's common stock. Of the 12.8 million shares, 11.0 million shares have been allocated under the ESOP and 1.8 million shares were unallocated. As of September 30, 2000, the unallocated shares had a fair value of $54.

13. STOCK COMPENSATION PLANS

     Lucent has stock-based compensation plans under which outside directors and certain employees receive stock options and other equity-based awards. The plans provide for the grant of stock options, stock appreciation rights, performance awards, restricted stock awards and other stock unit awards.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

     Stock options generally are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of grant, have two-to-10-year terms and vest within four years from the date of grant. Subject to customary antidilution adjustments and certain exceptions, the total number of shares of common stock authorized for option grants under the plans was 446 million shares at September 30, 2000.

     In connection with certain of Lucent's acquisitions, outstanding stock options held by employees of acquired companies became exercisable, according to their terms, for Lucent common stock effective at the acquisition date. These options did not reduce the shares available for grant under any of Lucent's other option plans. For acquisitions accounted for as purchases, the fair value of these options was generally included as part of the purchase price. As of July 1, 2000, Lucent began recording deferred compensation related to unvested options held by employees of companies acquired in a purchase acquisition, in accordance with FASB Interpretation No. 44. Unamortized deferred compensation expense was $34 at September 30, 2000. The deferred expense calculation and future amortization is based on the graded vesting schedule of the awards.

     Lucent established an Employee Stock Purchase Plan (the "ESPP") effective October 1, 1996. Under the terms of the ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase common stock through June 30, 2001. The per share purchase price is 85% of the average high and low per share trading price of common stock on the New York Stock Exchange on the last trading day of each month. The amount that may be offered pursuant to this plan is 200 million shares. In 2000, 1999 and 1998, 7.8 million, 7.5 million and 9.4 million shares, respectively, were purchased under the ESPP and the employee stock purchase plans of acquired companies, at a weighted average price of $46.75, $43.60 and $23.23, respectively.

     Lucent has adopted the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") and, as permitted under SFAS 123, applies Accounting Principles Board Opinion No. 25 ("APB 25") and related interpretations in accounting for its plans. Compensation expense recorded under APB 25 was $49, $50 and $79 for the years ended September 30, 2000, 1999 and 1998, respectively. If Lucent had elected to adopt the optional recognition provisions of SFAS 123 for its stock option plans and ESPP, net income and earnings per share would have been changed to the pro forma amounts indicated below:

                                                           YEARS ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
NET INCOME
As reported..............................................  $1,219    $4,789    $1,065
Pro forma................................................  $  452    $4,239    $  770
EARNINGS PER SHARE-BASIC
As reported..............................................  $ 0.38    $ 1.54    $ 0.35
Pro forma................................................  $ 0.14    $ 1.37    $ 0.25
EARNINGS PER SHARE-DILUTED
As reported..............................................  $ 0.37    $ 1.49    $ 0.34
Pro forma................................................  $ 0.13    $ 1.27    $ 0.24

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

     The fair value of stock options used to compute pro forma net income and earnings per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                              2000    1999    1998
                                                              ----    ----    ----
WEIGHTED AVERAGE ASSUMPTIONS
Dividend yield..............................................  0.23%   0.10%   0.17%
Expected volatility -- Lucent...............................  39.2%   33.8%   28.2%
                    -- Acquisitions(1)......................  55.3%   58.2%   60.3%
Risk-free interest rate.....................................   6.5%    5.2%    5.3%
Expected holding period (in years)..........................   2.9     3.7     4.2

---------------
(1) Pre-merger assumptions for companies acquired in a pooling-of-interests.

     Presented below is a summary of the status of Lucent stock options and the related transactions for the years ended September 30, 2000, 1999 and 1998:

                                                                           WEIGHTED AVERAGE
                                                             SHARES         EXERCISE PRICE
                                                         (IN THOUSANDS)       PER SHARE
                                                         --------------    ----------------
Options outstanding at October 1, 1997.................     194,066             $11.85
Granted/assumed(1)(2)..................................     130,730             $27.46
Exercised..............................................     (41,722)            $ 9.33
Forfeited/expired......................................     (15,941)            $19.85
                                                            -------             ------
Options outstanding at September 30, 1998..............     267,133             $19.40
Granted/assumed(1).....................................      61,944             $47.68
Exercised..............................................     (30,951)            $12.20
Forfeited/expired......................................     (11,834)            $23.16
                                                            -------             ------
Options outstanding at September 30, 1999..............     286,292             $26.15
Granted/assumed(1).....................................     285,798             $47.95
Exercised..............................................     (74,963)            $15.38
Forfeited/expired......................................     (38,815)            $41.56
                                                            -------             ------
Options outstanding at September 30, 2000..............     458,312             $40.20
                                                            =======             ======
Options outstanding reflecting spin-off
  adjustments(3).......................................     431,509             $39.34
                                                            =======             ======

---------------
(1) Includes options converted in acquisitions.

(2) Includes options covering 32,355 shares of common stock granted under a broad-based employee plan at a weighted average exercise price of $37.34.

(3) Effective with the spin-off of Avaya on September 30, 2000, unvested Lucent stock options held by Avaya employees were converted into Avaya stock options. For remaining unexercised Lucent stock options, the number of Lucent stock options and the exercise price were adjusted to preserve the intrinsic value of the stock options that existed prior to the spin-off.

     The weighted average fair value of Lucent stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended September 30, 2000, 1999 and 1998 is $16.15, $16.65 and $11.87 per share, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

     The following table summarizes the status of stock options outstanding and exercisable at September 30, 2000 after considering the spin-off adjustments:

                            STOCK OPTIONS OUTSTANDING           STOCK OPTIONS EXERCISABLE
                    -----------------------------------------   --------------------------
                                       WEIGHTED     WEIGHTED                     WEIGHTED
                                       AVERAGE       AVERAGE                      AVERAGE
                                      REMAINING     EXERCISE                     EXERCISE
RANGE OF EXERCISE       SHARES       CONTRACTUAL    PRICE PER       SHARES       PRICE PER
PRICES PER SHARE    (IN THOUSANDS)   LIFE (YEARS)     SHARE     (IN THOUSANDS)     SHARE
-----------------   --------------   ------------   ---------   --------------   ---------
$ 0.02 to $ 11.14       65,014           5.8         $ 7.61         49,393        $ 9.16
$11.15 to $ 23.07       47,558           6.6          17.19         39,825         16.68
$23.08 to $ 41.70       61,080           7.9          34.52         11,904         31.00
$41.71 to $ 42.47      101,011           2.2          42.17             60         42.15
$42.48 to $ 58.60       49,474           9.0          52.57          3,513         51.73
$58.61 to $ 59.13       52,202           9.6          58.61             99         58.78
$59.14 to $101.73       55,170           9.2          65.89          2,987         64.59
                       -------                       ------        -------        ------
            Total      431,509                       $39.34        107,781        $17.34
                       =======                       ======        =======        ======

     Other stock unit awards are granted under certain award plans. The following table presents the total number of shares of common stock represented by awards granted to employees for the years ended September 30, 2000, 1999 and 1998:

                                                           YEARS ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Other stock unit awards granted (in millions)............     858       532     1,730
Weighted average market value of shares granted during
  the period.............................................  $59.23    $31.82    $22.23

14. OPERATING SEGMENTS

     As described in Note 3, Lucent has reclassified the results of operations of Avaya as discontinued operations. This business was previously disclosed as a separate operating segment. The segment data included below has been restated to exclude amounts related to the spin-off of Avaya.

     Lucent operates in the global telecommunications networking industry and has two reportable operating segments: Service Provider Networks ("SPN") and Microelectronics and Communications Technologies ("MCT"). SPN provides public networking systems, software and services to telecommunications service providers and public network operators around the world. MCT provides high-performance optoelectronic components and integrated circuits, power systems and optical fiber for applications in the communications and computing industries. MCT also includes Lucent's new ventures business.

     The two reportable operating segments are strategic market units that offer distinct products and services. These segments were determined based on the customers and the markets that Lucent serves. Each market unit was managed separately as each operation requires different technologies and marketing strategies. Intersegment transactions that occur are based on current market prices, and all intersegment profit is eliminated in consolidation.

     Performance measurement and resource allocation for the reportable operating segments are based on many factors. The primary financial measure used is operating income, exclusive of goodwill and other acquired intangibles amortization, and IPRD and other costs from business acquisitions
(acquisition/integration-related costs).

     Lucent employs shared-service concepts to realize economies of scale and efficient use of resources. The costs of shared services and other corporate center operations managed on a common basis are allocated to the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

segments based on usage, where possible, or on other factors according to the nature of the activity. The accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2).

                                                  REPORTABLE SEGMENTS
                                                  -------------------     OTHER AND      CONSOLIDATED
                                                    SPN         MCT      CORPORATE(1)       TOTALS
                                                  --------    -------    ------------    ------------
YEAR ENDED SEPTEMBER 30, 2000
External revenues...............................  $26,509     $6,953       $   351         $33,813
Intersegment revenues...........................      328      1,440        (1,768)             --
                                                  -------     ------       -------         -------
          Total revenues........................   26,837      8,393        (1,417)         33,813
Depreciation and amortization...................      959        553           806           2,318
Operating income (loss).........................    3,041      1,582        (1,638)          2,985
Assets..........................................   26,919      8,497        13,376          48,792
Capital expenditures............................      981      1,003           717           2,701
                                                  REPORTABLE SEGMENTS
                                                  -------------------     OTHER AND      CONSOLIDATED
                                                    SPN         MCT      CORPORATE(1)       TOTALS
                                                  --------    -------    ------------    ------------
YEAR ENDED SEPTEMBER 30, 1999
External revenues...............................  $24,833     $5,026       $   758         $30,617
Intersegment revenues...........................      230      1,297        (1,527)             --
                                                  -------     ------       -------         -------
          Total revenues........................   25,063      6,323          (769)         30,617
Depreciation and amortization...................      677        499           404           1,580
Operating income (loss).........................    4,730        786          (822)          4,694
Assets..........................................   17,627      4,146        13,599          35,372
Capital expenditures............................      713        828           501           2,042
                                                  REPORTABLE SEGMENTS
                                                  -------------------     OTHER AND      CONSOLIDATED
                                                    SPN         MCT      CORPORATE(1)       TOTALS
                                                  --------    -------    ------------    ------------
YEAR ENDED SEPTEMBER 30, 1998
External revenues...............................  $20,116     $4,134       $   117         $24,367
Intersegment revenues...........................      215      1,044        (1,259)             --
                                                  -------     ------       -------         -------
          Total revenues........................   20,331      5,178        (1,142)         24,367
Depreciation and amortization...................      631        371           226           1,228
Operating income (loss).........................    3,008        406        (1,461)          1,953
Assets..........................................   13,154      3,140         8,851          25,145
Capital expenditures............................      584        712           319           1,615

---------------
(1) The results of other smaller units and corporate operations are reported in Other and Corporate, including eliminations of internal business. Assets included in Other and Corporate consist principally of cash and cash equivalents, deferred income taxes, prepaid pension costs and other assets.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

RECONCILING ITEMS

     A reconciliation of the totals reported for the operating segments to income from continuing operations before provision for income taxes in the Consolidated Financial Statements is as follows:

                                                          YEARS ENDED SEPTEMBER 30,
                                                         ----------------------------
                                                          2000       1999      1998
                                                         -------    ------    -------
OPERATING INCOME
Total reportable segments..............................  $ 4,623    $5,516    $ 3,414
Acquisition/integration-related costs..................   (1,066)     (530)    (1,385)
Goodwill and other acquired intangibles amortization...     (551)     (310)      (105)
Other and corporate....................................      (21)       18         29
                                                         -------    ------    -------
Operating income.......................................    2,985     4,694      1,953
Other income -- net....................................      366       402        110
Interest expense.......................................     (348)     (318)      (143)
                                                         -------    ------    -------
Income from continuing operations before provision for
  income taxes.........................................  $ 3,003    $4,778    $ 1,920
                                                         =======    ======    =======

PRODUCTS AND SERVICES REVENUES

     The table below presents external revenue for groups of similar products and services:

                                                          YEARS ENDED SEPTEMBER 30,
                                                        -----------------------------
                                                         2000       1999       1998
                                                        -------    -------    -------
Wireless Products.....................................  $ 6,223    $ 5,511    $ 4,456
Core Networking Systems...............................   19,018     18,309     14,962
NetCare Professional Services.........................    1,247      1,107        656
Microelectronics......................................    3,726      2,805      2,396
Other(1)..............................................    3,599      2,885      1,897
                                                        -------    -------    -------
          Totals......................................  $33,813    $30,617    $24,367
                                                        =======    =======    =======

---------------
(1) "Other" principally includes optical fiber, power systems and consumer products.

GEOGRAPHIC INFORMATION

                                       EXTERNAL REVENUES(1)            LONG-LIVED ASSETS(2)
                                     YEARS ENDED SEPTEMBER 30,             SEPTEMBER 30,
                                   -----------------------------    ---------------------------
                                    2000       1999       1998       2000       1999      1998
                                   -------    -------    -------    -------    ------    ------
United States....................  $22,337    $20,151    $17,428    $15,367    $5,575    $4,719
Non-U.S. countries...............   11,476     10,466      6,939      1,662     1,604     1,317
                                   -------    -------    -------    -------    ------    ------
          Totals.................  $33,813    $30,617    $24,367    $17,029    $7,179    $6,036
                                   =======    =======    =======    =======    ======    ======

---------------
(1) Revenues are attributed to geographic areas based on the location of customers.

(2) Represents property, plant and equipment (net), and goodwill and other acquired intangibles.

CONCENTRATIONS

     Historically, Lucent has relied on a limited number of customers for a substantial portion of its total revenues. Revenues from Verizon accounted for approximately 13% of consolidated revenues in fiscal year 2000, principally in the SPN segment. Revenues from AT&T accounted for approximately 10%, 14% and 15% of consolidated revenues in the years 2000, 1999 and 1998, respectively, principally in the SPN segment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

Lucent expects a significant portion of its future revenues to continue to be generated by a limited number of customers. The loss of any of these customers or any substantial reduction in orders by any of these customers could materially and adversely affect Lucent's operating results. Lucent does not have a concentration of available sources of supply materials, labor, services or other rights that, if eliminated suddenly, could impact its operations severely.

15. FINANCIAL INSTRUMENTS

     The carrying values and estimated fair values of financial instruments, including derivative financial instruments were as follows:

                                                 SEPTEMBER 30, 2000    SEPTEMBER 30, 1999
                                                 ------------------    ------------------
                                                 CARRYING     FAIR     CARRYING     FAIR
                                                  AMOUNT     VALUE      AMOUNT     VALUE
                                                 --------    ------    --------    ------
ASSETS
Derivative and off-balance-sheet instruments:
Foreign exchange forward contracts/options.....   $   31     $   32     $   17     $   16
Letters of credit..............................       --          2         --          2
LIABILITIES
Long-term debt(1)..............................   $3,029     $2,731     $4,083     $3,956
Derivative and off-balance-sheet instruments:
Foreign exchange forward contracts/options.....       13         19         35         26

---------------
(1) Excluding long-term lease obligations of $47 at September 30, 2000 and $79 at September 30, 1999.

     The following methods were used to estimate the fair value of each class of financial instruments:

FINANCIAL INSTRUMENT                             VALUATION METHOD
--------------------                             ----------------
Long-term debt.............    Market quotes for instruments with similar terms and
                                 maturities
Foreign exchange forward
  contracts/options........    Market quotes
Letters of credit..........    Fees paid to obtain the obligations

     The carrying amounts of cash and cash equivalents, investments, receivables and debt maturing within one year contained in the Consolidated Balance Sheets approximate fair value.

CREDIT RISK AND MARKET RISK

     By their nature, all financial instruments involve risk, including credit risk for non-performance by counterparties. The contract or notional amounts of these instruments reflect the extent of involvement Lucent has in particular classes of financial instruments. The maximum potential loss may exceed any amounts recognized in the Consolidated Balance Sheets. However, Lucent's maximum exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and financial guarantees is limited to the amount drawn and outstanding on those instruments.

     Lucent seeks to reduce credit risk on financial instruments by dealing only with financially secure counterparties. Exposure to credit risk is controlled through credit approvals, credit limits and continuous monitoring procedures and reserves for losses are established when deemed necessary. Lucent seeks to limit its exposure to credit risks in any single country or region.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

     All financial instruments inherently expose the holders to market risk, including changes in currency and interest rates. Lucent manages its exposure to these market risks through its regular operating and financing activities and when appropriate, through the use of derivative financial instruments.

DERIVATIVE FINANCIAL INSTRUMENTS

     Lucent conducts its business on a multinational basis in a wide variety of foreign currencies. Consequently, Lucent enters into various foreign exchange forward and option contracts to manage its exposure against adverse changes in the foreign exchange rates. The notional amounts for foreign exchange forward and option contracts represent the U.S. dollar equivalent of amounts exchanged. Generally, foreign exchange forward contracts are designated for firmly committed or forecast sales and purchases that are expected to occur in less than one year. Gains and losses on all hedged contracts for firmly committed transactions and option contracts for anticipated transactions are deferred in Other current assets and liabilities, are recognized in income when the transactions occur and are not material to the Consolidated Financial Statements at September 30, 2000 and 1999. All other gains and losses on foreign exchange forward contracts are recognized in Other income-net as the exchange rates change.

     Lucent engages in foreign currency hedging activities to reduce the risk that changes in exchange rates will adversely affect the eventual net cash flows resulting from the sale of products to foreign customers and purchases from foreign suppliers. Hedge accounting treatment is appropriate for a derivative instrument when changes in the value of the derivative instrument are substantially equal to, but opposite to, changes in the value of the exposure being hedged. Lucent believes that it has achieved risk reduction and hedge effectiveness, because the gains and losses on its derivative instruments substantially offset the gains on the assets, liabilities and transactions being hedged. Hedge effectiveness is periodically measured by comparing the change in fair value of each hedged foreign currency exposure at the applicable market rate with the change in market value of the corresponding derivative instrument.

     The following table summarizes the notional amounts of these derivative financial instruments in U.S. dollars. In 2000, these notional amounts principally represent contracts in Canadian dollars, Brazilian reals, Australian dollars, British pounds, Japanese yen and Euros. Notional amounts represent the face amount of the contractual arrangements and the basis on which U.S. dollars are to be exchanged and are not a measure of market or credit exposure.

                                                              NOTIONAL AMOUNTS
                                                               SEPTEMBER 30,
                                                              ----------------
                                                               2000      1999
                                                              ------    ------
Foreign exchange forward contracts..........................  $1,850    $1,778
Foreign exchange option contracts...........................  $  124    $  251

     Lucent may enter into certain interest rate swap agreements to manage its risk between fixed and variable interest rates and long-term and short-term maturity debt instruments. There were no material interest rate swap agreements in effect during 2000 and 1999.

NON-DERIVATIVE AND OFF-BALANCE-SHEET INSTRUMENTS

     Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of Lucent's reserve for possible credit and guarantee losses.

     The following table presents Lucent's non-derivative and off-balance-sheet instruments for amounts committed but not drawn-down and the amounts drawn-down on such instruments. These instruments may

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

expire without being drawn upon. Therefore, the amounts committed but not drawn-down do not necessarily represent future cash flows.

                                                      AMOUNTS             AMOUNTS
                                                   COMMITTED BUT       DRAWN-DOWN AND
                                                   NOT DRAWN-DOWN       OUTSTANDING
                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                  ----------------    ----------------
                                                   2000      1999      2000      1999
                                                  ------    ------    ------    ------
Commitments to extend credit....................  $5,391    $5,543    $1,263    $1,565
Guarantees of debt..............................  $  677    $  108    $  771    $  324

COMMITMENTS TO EXTEND CREDIT

     Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes. In certain situations, credit may not be available for draw down until certain conditions precedent are met.

GUARANTEES OF DEBT

     From time to time, Lucent guarantees the financing for product purchases by customers and the debt of certain unconsolidated joint ventures. Requests for providing such guarantees are reviewed and approved by senior management. Certain financial guarantees are assigned to a third-party reinsurer.

LETTERS OF CREDIT

     Letters of credit are purchased guarantees that ensure Lucent's performance or payment to third parties in accordance with specified terms and conditions, which amounted to $917 and $910 as of September 30, 2000 and 1999, respectively.

16. SECURITIZATIONS

     In September 2000, Lucent and a third-party financial institution arranged for the creation of a non-consolidated Special Purpose Trust (the "Trust") for the purpose of allowing Lucent from time to time to sell on a limited-recourse basis up to a maximum of $970 of customer finance loans and receivables (the "Loans") at any given point in time through a wholly owned bankruptcy-remote subsidiary, which in turn will sell the Loans to the Trust. Lucent has also agreed, in the case of foreign currency denominated Loans and Loans with a fixed interest rate, to indemnify the Trust for foreign exchange losses and losses due to movements in interest rates (if any) if hedging instruments have not been entered into for such Loans. Lucent will receive a fee from the Trust for either arranging hedging instruments or providing the indemnity. Lucent will continue to service, administer and collect the Loans on behalf of the Trust and receive a fee for performance of these services. Lucent will also receive a fee for referring Loans to the Trust that the Trust purchases from Lucent. At September 30, 2000, Lucent had sold $579 of Loans to the Trust. The impact of this transaction increased cash flows from operating activities by $575.

     In September 1999, a subsidiary of Lucent sold approximately $625 of accounts receivable from one large non-U.S. customer to a non-consolidated qualified special purpose entity ("QSPE") which, in turn, sold an undivided ownership interest in these receivables to entities managed by an unaffiliated financial institution. Additionally, Lucent transferred a designated pool of qualified accounts receivable of approximately $700 to the QSPE as collateral for the initial sale. Lucent's retained interest in the QSPE's designated pool of qualified accounts receivable has been included in Receivables as of September 30, 1999. The impact of the above transaction on the 1999 financial statements reduced receivables and increased cash flows from operating activities in the Consolidated Statements of Cash Flows by $600. During December 1999, Lucent repurchased $408 of the $625 of accounts receivable, and the previously reported arrangement was terminated.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

     In addition, Lucent established a new arrangement whereby its subsidiary sold $750 of accounts receivable (including the repurchased receivables described) to a consortium of banks with limited recourse. As a result of these transactions, receivables at September 30, 2000 were reduced by $342 and cash flows from operating activities were increased by $312 during fiscal 2000.

     During the fourth fiscal quarter of 2000, approximately $550 of additional receivables from this customer were sold.

     From time to time, Lucent may sell trade and note receivables with or without recourse and/or discounts in the normal course of business.

17. COMMITMENTS AND CONTINGENCIES

     In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2000, cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent, from matters other than those described in the next paragraph, beyond that provided for at September 30, 2000 would not be material to the annual Consolidated Financial Statements.

     In addition, Lucent and certain of its former officers are defendants in several purported shareholder class action lawsuits for alleged violations of federal securities laws. Specifically, the complaints allege, among other things, that beginning in late October 1999, Lucent and certain of its officers misrepresented Lucent's financial condition and failed to disclose material facts that would have an adverse impact on Lucent's future earnings and prospects for growth. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. These actions are in the early stages and the Company is unable to determine their potential impact on the Consolidated Financial Statements. Lucent intends to defend these actions vigorously.

     In connection with the formation of Lucent from certain units of AT&T Corp. and the associated assets and liabilities of those units and AT&T's distribution of its remaining interest in Lucent to its shareowners, Lucent, AT&T and NCR Corporation executed and delivered the Separation and Distribution Agreement, dated as of February 1, 1996, as amended and restated, and certain related agreements. The Separation and Distribution Agreement, among other things, provides that Lucent will indemnify AT&T and NCR for all liabilities relating to Lucent's business and operations and for all contingent liabilities relating to Lucent's business and operations or otherwise assigned to Lucent. In addition to contingent liabilities relating to the present or former business of Lucent, any contingent liabilities relating to AT&T's discontinued computer operations (other than those of NCR) were assigned to Lucent. The Separation and Distribution Agreement provides for the sharing of contingent liabilities not allocated to one of the parties, in the following proportions: AT&T: 75%,
Lucent: 22%, and NCR: 3%. The Separation and Distribution Agreement also provides that each party will share specified portions of contingent liabilities related to the business of any of the other parties that exceed specified levels.

     In connection with the spin-off of Avaya, Lucent and Avaya executed and delivered a Contribution and Distribution Agreement which provides for indemnification by each company with respect to contingent liabilities primarily relating to their respective businesses or otherwise assigned to each, subject to certain sharing provisions. In the event the aggregate value of all amounts paid by each company, in respect of any single contingent liability or any set or group of related contingent liabilities, is in excess of $50 each company will share portions in excess of the threshold amount based on agreed-upon percentages. The Contribution and Distribution Agreement also provides for the sharing of certain contingent liabilities, specifically: (1) any

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

contingent liabilities that are not primarily contingent liabilities of Lucent or contingent liabilities associated with the businesses attributed to Avaya;
(2) certain specifically identified liabilities, including liabilities relating to terminated, divested or discontinued businesses or operations; and (3) shared contingent liabilities within the meaning of the Separation and Distribution Agreement with AT&T Corp.

ENVIRONMENTAL MATTERS

     Lucent's current and historical operations are subject to a wide range of environmental protection laws. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities under way at numerous current and former facilities. In addition, Lucent was named a successor to AT&T as a potentially responsible party ("PRP") at numerous "Superfund" sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or comparable state statutes. Under the Separation and Distribution Agreement, Lucent is responsible for all liabilities primarily resulting from or relating to the operation of Lucent's business as conducted at any time prior to or after the Separation including related businesses discontinued or disposed of prior to the Separation, and Lucent's assets including, without limitation, those associated with these sites. In addition, under such Separation and Distribution Agreement, Lucent is required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

     It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites, which typically range from five to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily on internal or third-party environmental studies and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amounts of such reserves, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at September 30, 2000 cannot be estimated.

LEASE COMMITMENTS

     Lucent leases land, buildings and equipment under agreements that expire in various years through 2020. Rental expense under operating leases was $522, $406 and $336 for the years ended September 30, 2000, 1999 and 1998, respectively. The table below shows the future minimum lease payments due under non-cancelable leases at September 30, 2000. Such payments total $1,463 for operating leases. The net present value of such payments on capital leases was $62 after deducting imputed interest of $10.

                                                          YEARS ENDED SEPTEMBER 30,
                                                ---------------------------------------------
                                                                                        LATER
                                                2001    2002    2003    2004    2005    YEARS
                                                ----    ----    ----    ----    ----    -----
Operating leases..............................  $298    $255    $202    $150    $109    $449
Capital leases................................    16      21      21      13       1      --
                                                ----    ----    ----    ----    ----    ----
Minimum lease payments........................  $314    $276    $223    $163    $110    $449
                                                ====    ====    ====    ====    ====    ====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

18. SUBSEQUENT EVENTS

     On November 13, 2000, Lucent entered into an agreement to sell its power systems business to Tyco International Ltd., a diversified manufacturing and service company, for $2,500 in cash. The sale, which is subject to regulatory approval and other customary closing conditions, is expected to close by December 31, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

19. QUARTERLY INFORMATION (UNAUDITED)

                                                     FISCAL YEAR QUARTERS
                                 -------------------------------------------------------------
                                 FIRST       SECOND      THIRD          FOURTH          TOTAL
                                 ------      ------      ------         ------         -------
Year Ended September 30, 2000
Revenues.......................  $8,065      $8,355      $8,713         $8,680         $33,813
Gross margin...................   3,758       3,482       3,790          3,244          14,274
Income (loss) from continuing
  operations...................   1,124(1)      622(2)      (14)(3)        (51)(4)       1,681
Income (loss) from discontinued
  operations...................     125         133        (287)          (433)           (462)
                                 ------      ------      ------         ------         -------
Net income (loss)..............  $1,249      $  755      $ (301)        $ (484)        $ 1,219
                                 ======      ======      ======         ======         =======
Earnings (loss) per common
  share -- basic:
  Income (loss) from continuing
     operations................  $ 0.36(1)   $ 0.20(2)   $(0.00)(3)     $(0.01)(4)     $  0.52
  Income (loss) from
     discontinued operations...    0.04        0.04       (0.09)         (0.13)          (0.14)
                                 ------      ------      ------         ------         -------
  Net income (loss)............  $ 0.40      $ 0.24      $(0.09)        $(0.14)        $  0.38
                                 ======      ======      ======         ======         =======
Earnings (loss) per common
  share -- diluted:
  Income (loss) from continuing
     operations................  $ 0.34(1)   $ 0.19(2)   $(0.00)(3)(5)  $(0.01)(4)(5)  $  0.51
  Income (loss) from
     discontinued operations...    0.04        0.04       (0.09)(5)      (0.13)(5)       (0.14)
                                 ------      ------      ------         ------         -------
  Net income (loss)............  $ 0.38      $ 0.23      $(0.09)(5)     $(0.14)(5)     $  0.37
                                 ======      ======      ======         ======         =======
Dividends per share............  $ 0.04      $ 0.00      $ 0.02         $ 0.02         $  0.08
                                 ======      ======      ======         ======         =======
Stock price:(10)
  High.........................      84 3/16     77 1/2      65 15/16       67 3/16         84 3/16
  Low..........................      55 1/16     49 13/16     51 1/16       28 1/16         28 1/16
  Quarter-end close............      75          62          58 3/4         30 1/2          30 1/2

Year Ended September 30, 1999
Revenues.......................  $8,036      $6,831      $7,403         $8,347         $30,617
Gross margin...................   4,378       3,347       3,573          3,714          15,012
Income from continuing
  operations...................   1,194(6)      511(7)      622(8)         699(9)        3,026
Income from discontinued
  operations...................      42          24         141            248             455
                                 ------      ------      ------         ------         -------
Income before cumulative effect
  of accounting change.........   1,236         535         763            947           3,481
Cumulative effect of accounting
  change.......................   1,308          --          --             --           1,308
                                 ------      ------      ------         ------         -------
Net income.....................  $2,544      $  535      $  763         $  947         $ 4,789
                                 ======      ======      ======         ======         =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

                                                     FISCAL YEAR QUARTERS
                                 -------------------------------------------------------------
                                 FIRST       SECOND      THIRD          FOURTH          TOTAL
                                 ------      ------      ------         ------         -------
Earnings per common share --
  basic:
  Income from continuing
     operations................  $ 0.39(6)   $ 0.16(7)   $ 0.20(8)      $ 0.22(9)      $  0.97
  Income from discontinued
     operations................    0.01        0.01        0.05           0.08            0.15
  Cumulative effect of
     accounting change.........    0.43          --          --             --            0.42
                                 ------      ------      ------         ------         -------
  Net income...................  $ 0.83      $ 0.17      $ 0.25         $ 0.30         $  1.54
                                 ======      ======      ======         ======         =======


Earnings per common share --
  diluted:
  Income from continuing
     operations................  $ 0.38(6)   $ 0.16(7)   $ 0.19(8)      $ 0.21(9)      $  0.94
  Income from discontinued
     operations................    0.01        0.01        0.05           0.08            0.14
  Cumulative effect of
     accounting change.........    0.41          --          --             --            0.41
                                 ------      ------      ------         ------         -------
  Net income...................  $ 0.80      $ 0.17      $ 0.24         $ 0.29         $  1.49
                                 ======      ======      ======         ======         =======
Dividends per share............  $ 0.04      $ 0.00      $ 0.02         $ 0.02         $  0.08
                                 ======      ======      ======         ======         =======
Stock price:(10)
  High.........................      56 15/16     60         68 11/16       79 3/4          79 3/4
  Low..........................      26 23/32     47         51 7/8         60              26 23/32
  Quarter-end close............      54 31/32     54         67 7/16        64 7/8          64 7/8

---------------
 (1) Includes an after-tax gain of $115 ($189 pre-tax) associated with the sale of an equity investment and an after-tax charge of $40 ($61 pre-tax) primarily associated with the mergers with INS, Excel and Xedia.
 (2) Includes an after-tax charge of $7 ($11 pre-tax) of IPRD related to the acquisition of VTC.
 (3) Includes an after-tax charge of $863 (non-tax impacting) of IPRD related to the acquisitions of Chromatis, Herrmann, Ortel and Agere.
 (4) Includes an after-tax charge of $131 (non-tax impacting) of IPRD related to the acquisition of Spring Tide.
 (5) As a result of the loss reported from continuing operations, potentially dilutive securities have been excluded from the calculation of diluted earnings (loss) per share because their effect would be anti-diluted.
 (6) Includes an after-tax charge of $287 ($295 pre-tax) of IPRD related to the acquisitions of Quadritek, Stratus, XNT and Quantum.
 (7) Includes an after-tax charge of $15 ($18 pre-tax) of IPRD related to the acquisitions of WaveAccess, Enable Ethernet and Sybarus. In addition, $24 of Stratus IPRD was reversed. As a result of the merger with Vital Signs, Lucent recorded a charge to operating expenses of $7 (non-tax impacting) for direct merger related costs.
 (8) Includes an after-tax charge of $81 (non-tax impacting) primarily associated with the mergers with Ascend and RASCom.
 (9) Includes pre-tax costs of $258 ($191 after-tax) primarily associated with asset impairments, integration-related charges and merger expenses related to the mergers with Ascend and Nexabit. These costs principally include the write-off of Livingston goodwill and other acquired intangibles and certain product and system integration and direct merger expenses related to Nexabit. Additionally, as a result of the 1999 acquisition of InterCall, Lucent recorded an after-tax charge of $2 ($3 pre-tax) for IPRD and an after-tax gain of $167 ($274 pre-tax) associated with the sale of an equity investment.
(10) Obtained from the Composite Tape. Stock prices have been restated to reflect the two-for-one splits of the Company's common stock effective April 1, 1998 and April 1, 1999.

                            LUCENT TECHNOLOGIES INC.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN MILLIONS)

                COLUMN A                    COLUMN B              COLUMN C              COLUMN D     COLUMN E
                --------                  ------------   ---------------------------   ----------   ----------
                                                                  ADDITIONS
                                                         ---------------------------
                                           BALANCE AT    CHARGED TO     CHARGED TO                   BALANCE
                                           BEGINNING      COSTS &         OTHER                       AT END
DESCRIPTION                                OF PERIOD      EXPENSES    ACCOUNTS (NET)   DEDUCTIONS   OF PERIOD
-----------                               ------------   ----------   --------------   ----------   ----------
YEAR 2000
Allowance for doubtful accounts.........      $318          $252             --           $ 69(a)      $501
Reserves related to business
  restructuring and facility
  consolidation.........................        18            --             --             16(b)         2
Deferred tax asset valuation
  allowance.............................       148            64          $   6             20(c)       198
Inventory valuation.....................      $709          $376          $   8           $201(d)      $892
YEAR 1999
Allowance for doubtful accounts.........      $337          $ 67          $  26           $112(a)      $318
Reserves related to business
  restructuring and facility
  consolidation.........................       202            --             --            184(b)        18
Deferred tax asset valuation
  allowance.............................       245            65              5            167(c)       148
Inventory valuation.....................      $697          $165          $ (68)          $ 85(d)      $709
YEAR 1998
Allowance for doubtful accounts.........      $307          $129          $(102)          $ (3)(a)     $337
Reserves related to business
  restructuring and facility
  consolidation.........................       483            --             --            281(b)       202
Deferred tax asset valuation
  allowance.............................       206            31             39             31(c)       245
Inventory valuation.....................      $688          $162          $  28           $181(d)      $697

---------------
(a) Amounts written off as uncollectible, payments or recoveries.

(b) Included in these deductions were cash payments of $11, $61, and $162 for the years ended September 30, 2000, 1999 and 1998, respectively. In addition, Lucent reversed $5, $108, and $77 for the years ended September 30, 2000, 1999 and 1998, respectively.

(c) Realization of deferred tax assets which a valuation allowance had previously been provided for.

(d) Primarily write-off of obsolete or scrapped inventory.

     Amounts above reflect continuing operations. All amounts have been reclassified to exclude Avaya.

                                 EXHIBIT INDEX

     The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

    EXHIBIT
    NUMBER
    -------
(3)(i)                Articles of Incorporation of the registrant, as amended
                      effective February 16, 2000 (Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
(3)(ii)               By-Laws of the registrant.
(4)(i)                Indenture dated as of April 1, 1996 between Lucent
                      Technologies Inc. and the Bank of New York, as Trustee
                      (Exhibit 4A to Registration Statement on Form S-3 No.
                      333-01223).
(4)(ii)               First Supplemental Indenture dated as of April 17, 2000 to
                      Indenture dated April 1, 1996 (Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
(4)(iii)              Other instruments in addition to Exhibit 4(i) which define the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, are not filed
                      herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).
                      Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon
                      request.
(10)(i)1              Separation and Distribution Agreement by and among Lucent
                      Technologies Inc., AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29,
                      1996 (Exhibit 10.1 to Registration Statement on Form S-1 No.
                      333-00703).
(10)(i)2              Tax Sharing Agreement by and among Lucent Technologies Inc.,
                      AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.6 to Registration Statement on Form S-1 No. 333-00703).
(10)(i)3              Employee Benefits Agreement by and between AT&T and Lucent
                      Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.2 to
                      Registration Statement on Form S-1 No. 333-00703).
(10)(i)4              Rights Agreement between Lucent Technologies Inc. and the
                      Bank of New York (successor to First Chicago Trust Company of New York), as Rights Agent, dated as of April 4, 1996
                      (Exhibit 4.2 to Registration Statement on Form S-1 No.
                      333-00703).
(10)(i)5              Amendment to Rights Agreement between Lucent Technologies
                      Inc. and the Bank of New York (successor to First Chicago
                      Trust Company of New York), dated as of February 18, 1998
                      (Exhibit (10)(i)5 to the Annual Report on Form 10-K for the
                      year ended September 30, 1998).
(10)(ii)(B)1          Brand License Agreement by and between Lucent Technologies
                      Inc. and AT&T, dated as of February 1, 1996 (Exhibit 10.5 to
                      Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)2          Patent License Agreement among AT&T, NCR and Lucent
                      Technologies Inc., effective as of March 29, 1996 (Exhibit
                      10.7 to Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)3          Amended and Restated Technology License Agreement among
                      AT&T, NCR and Lucent Technologies Inc., effective as of
                      March 29, 1996 (Exhibit 10.8 to Registration Statement on
                      Form S-1 No. 333-00703).
(10)(iii)(A)1         Lucent Technologies Inc. Short Term Incentive Program
                      (Exhibit (10)(iii)(A)2 to the Quarterly Report on Form 10-Q
                      for the quarter ended March 31, 1998).*
(10)(iii)(A)2         Lucent Technologies Inc. 1996 Long Term Incentive Program.

    EXHIBIT
    NUMBER
    -------
(10)(iii)(A)3         Lucent Technologies Inc. 1996 Long Term Incentive Program
                      (Plan) Restricted Stock Unit Award Agreement.
(10)(iii)(A)4         Lucent Technologies Inc. 1996 Long Term Incentive Program
                      (Plan) Nonstatutory Stock Option Agreement.
(10)(iii)(A)5         Lucent Technologies Inc. Deferred Compensation Plan.
(10)(iii)(A)6         Lucent Technologies Inc. Stock Retainer Plan for
                      Non-Employee Directors (Exhibit (10)(iii)(A)5 to the Annual
                      Report on Form 10-K for the year ended September 30, 1998).*
(10)(iii)(A)7         Lucent Technologies Inc. Officer Long-Term Disability and
                      Survivor Protection Plan (Exhibit (10)(iii)(A)8 to the
                      Annual Report on Form 10-K for Transition Period ended
                      September 30, 1996).*
(10)(iii)(A)8         Employment Agreement of Mr. Verwaayen dated June 12, 1997
                      (Exhibit (10)(iii)(A)(1)) to the Annual Report on Form 10-K
                      for the year ended September 30, 1997).*
(10)(iii)(A)9         Employment Agreement of Ms. Hopkins dated April 21, 2000
                      (Exhibit 10 to the Quarterly Report on Form 10-Q for the
                      quarter ended June 30, 2000).
(10)(iii)(A)10        Description of the Lucent Technologies Inc. Supplemental
                      Pension Plan. (Exhibit (10)(iii)(A)13 to the Annual Report
                      on Form 10-K for the year ended September 30, 1998).*
(10)(iii)(A)11        Lucent Technologies Inc. 1999 Stock Compensation Plan for
                      Non-Employee Directors (Exhibit 10(iii)(A)14 to the Annual
                      Report on Form 10-K for the year ended September 30, 1998).*
(10)(iii)(A)12        Lucent Technologies Inc. Voluntary Life Insurance Plan
                      (Exhibit 10(iii)(A)15 to the Annual Report on Form 10-K for
                      the year ended September 30, 1998).
(12)                  Computation of Ratio of Earnings to Fixed Charges.
(21)                  List of subsidiaries of Lucent Technologies Inc.
(23)                  Consent of PricewaterhouseCoopers LLP
(24)                  Powers of Attorney executed by officers and directors who
                      signed this report.
(27)                  Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement.