Form 10-Q
period 2000-12-31
LUCENT TECHNOLOGIES INC
filed 2001-02-14
CIK 1006240

AS FILED WITH THE SEC ON FEBRUARY 14, 2001




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                         Telephone Number: 908-582-8500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                      -----     -----

At January 31, 2001, 3,403,607,833 common shares were outstanding.

                                                            Form 10-Q - Part I
                         PART 1 - Financial Information
Item 1. Financial Statements

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)


                                                                Three months
                                                              Ended December 31,
                                                              2000        1999
                                                              ----        ----

Revenues ..............................................     $ 5,841      $ 8,065
Costs .................................................       4,530        4,307
                                                            -------      -------
Gross margin ..........................................       1,311        3,758

Operating expenses:
Selling, general and administrative ...................       2,137        1,338
Research and development ..............................       1,285          928
                                                            -------      -------
Total operating expenses ..............................       3,422        2,266
                                                            -------      -------
Operating income (loss) ...............................      (2,111)       1,492
Other income (expense)- net ...........................         (18)         252
Interest expense ......................................         129           81
                                                            -------      -------
Income (loss) from continuing operations before
 (benefit)provision for income taxes ..................      (2,258)       1,663
(Benefit) provision for income taxes ..................        (679)         539
                                                            -------      -------
Income (loss) from continuing operations ..............      (1,579)       1,124
Income from discontinued operations
 (net of tax expense of $67) ..........................        --            125
                                                            -------      -------
Income (loss) before extraordinary item and
 cumulative effect of accounting change ...............      (1,579)       1,249
Extraordinary gain (net of tax expense of $762) .......       1,154         --
Cumulative effect of accounting change
 (net of tax expense of $17) ..........................          30         --
                                                            -------      -------
Net income (loss) .....................................     $  (395)     $ 1,249
                                                            =======      =======

Earnings (loss) per common share - basic:
Income (loss) from continuing operations ..............     $ (0.47)     $  0.36
Net income (loss) .....................................     $ (0.12)     $  0.40

Earnings (loss) per common share - diluted:
Income (loss) from continuing operations ..............     $ (0.47)     $  0.34
Net income (loss) .....................................     $ (0.12)     $  0.38

Weighted average number of common
 shares outstanding - basic ...........................     3,387.2      3,154.5
Weighted average number of common
 shares outstanding - diluted .........................     3,387.2      3,268.0



See Notes to Unaudited Consolidated Financial Statements.

                               Form 10-Q - Part I
                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


                                                            December 31,    September 30,
                                                               2000             2000
                                                            -----------     -------------
ASSETS
Cash and cash equivalents ..............................     $ 3,814          $ 1,467
Receivables less allowances of $551 at December
31, 2000 and $501 at September 30, 2000 ................       7,286            9,558
Inventories ............................................       6,879            5,677
Contracts in process, net of contract billings
 of $7,066 at December 31, 2000 and $6,744 at
 September 30, 2000 ....................................       1,691            1,881
Deferred income taxes - net ............................       1,168            1,165
Other current assets ...................................       2,071            1,742
                                                             -------          -------
Total current assets ...................................      22,909           21,490
Property, plant and equipment, net of accumulated
 depreciation of $7,295 at December 31, 2000 and
  $7,141 at September 30, 2000 .........................       7,138            7,084
Prepaid pension costs ..................................       6,422            6,440
Goodwill and other acquired intangibles, net of
 accumulated amortization of $1,436 at December
 31, 2000 and $1,072 at September 30, 2000 .............       9,580            9,945
Other assets ...........................................       3,992            3,833
                                                             -------          -------
Total assets ...........................................     $50,041          $48,792
                                                             =======          =======
LIABILITIES
Accounts payable .........................................   $ 2,628          $ 2,813
Payroll and benefit-related liabilities ..................     1,154            1,210
Debt maturing within one year ............................     5,030            3,483
Other current liabilities ................................     3,661            3,371
                                                             -------          -------
Total current liabilities ................................    12,473           10,877
Postretirement and postemployment benefit liabilities ....     5,214            5,548
Long-term debt ...........................................     3,099            3,076
Deferred income taxes - net ..............................     1,074            1,266
Other liabilities ........................................     2,433            1,853
                                                             -------          -------
Total liabilities ........................................    24,293           22,620
Commitments and contingencies

SHAREOWNERS' EQUITY
Preferred stock-par value $1.00 per share
 Authorized shares: 250,000,000; issued and
 outstanding shares: none ............................            --               --
Common stock-par value $.01 per share
 Authorized shares: 10,000,000,000; issued and
 outstanding shares: 3,391,491,521 at December 31,
 2000 and 3,384,332,104 at September 30, 2000 ........            34               34
Additional paid-in capital ...........................        20,490           20,390
Guaranteed ESOP obligation ...........................            (9)             (16)
Retained earnings ....................................         5,668            6,129
Accumulated other comprehensive income (loss) ........          (435)            (365)
                                                            --------         --------
Total shareowners' equity ............................        25,748           26,172
                                                            --------         --------
Total liabilities and shareowners' equity ............      $ 50,041         $ 48,792
                                                            ========         ========


See Notes to Unaudited Consolidated Financial Statements.

                                                           Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)


                                                                Three Months
                                                              Ended December 31,
                                                              2000        1999
                                                              ----        ----
Operating Activities:
Net income (loss) ........................................   $  (395)   $ 1,249
Less: Income from discontinued operations ................      --          125
      Extraordinary gain .................................     1,154       --
      Cumulative effect of accounting change .............        30       --
                                                             -------    -------
Income (loss) from continuing operations .................    (1,579)     1,124
Adjustments to reconcile income (loss) from continuing
 operations to net cash (used in) provided by
 operating activities:
  Depreciation and amortization ..........................       868        455
  Provision for uncollectibles and customer financings ...       370         30
  Tax benefit from employee stock options ................         8        456
  Deferred income taxes ..................................      (139)       118
  Pension credit .........................................      (348)      (235)
  Other adjustments for non-cash items ...................        36       (326)
Changes in operating assets and liabilities:

  Decrease (increase) in receivables .....................     2,073       (196)
  Increase in inventories and contracts in process .......    (1,170)      (297)
  Decrease in accounts payable ...........................      (180)      (684)
  Changes in other operating assets and liabilities ......    (1,043)      (306)
                                                             -------    -------
Net cash (used in) provided by operating activities
 from continuing operations ..............................    (1,104)       139
                                                             -------    -------
Investing Activities:
Capital expenditures .................................          (548)      (508)
Purchases of investments .............................           (41)       (65)
Sales or maturity of investments .....................             1        702
Dispositions of businesses ...........................         2,494          9
Other investing activities ...........................             3        (31)
                                                             -------    -------
Net cash provided by investing activities
 from continuing operations ..........................         1,909        107
                                                             -------    -------
Financing Activities:
Net proceeds from short-term borrowings ..............         1,576        185
Repayments of long-term debt .........................          --         (375)
Proceeds from issuance of common stock ...............            69        557
Dividends paid .......................................           (68)       (62)
                                                             -------    -------
Net cash provided by financing activities
 from continuing operations ..........................         1,577        305

Effect of exchange rate changes on cash and
  cash equivalents ...................................           (35)       (11)
                                                             -------    -------
Net cash provided by continuing operations ...........         2,347        540
Net cash used in discontinued operations .............          --         (129)
                                                             -------    -------
Net increase in cash and cash equivalents ............         2,347        411
Cash and cash equivalents at beginning of year .......         1,467      1,686
                                                             -------    -------
Cash and cash equivalents at end of period ...........       $ 3,814    $ 2,097
                                                             =======    =======


See Notes to Unaudited Consolidated Financial Statements.

                                                          Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared by Lucent Technologies Inc. ("Lucent" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented.

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, long-term contracts, allowances for uncollectible receivables, inventory obsolescence, product warranty, depreciation, employee benefits, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined to be necessary.

The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results for the three months ended December 31, 2000 are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Lucent's latest Annual Report on Form 10-K for the year ended September 30, 2000.

The balance sheet at September 30, 2000 has been derived from the audited consolidated financial statements at that date.

The financial information for the three months ended December 31, 1999 has been restated to reflect the spin-off of Avaya Inc. as a discontinued operation (see
Note 2). In addition, certain reclassifications have been made to conform to the current period presentation.

2. DISCONTINUED OPERATIONS

On September 30, 2000, Lucent completed the spin-off of Avaya Inc. in a tax-free distribution to its shareowners. Revenues and income from discontinued operations were $1,840 and $125 (net of tax expense of $67), respectively, for the three months ended December 31, 1999. Income from discontinued operations includes an allocation of Lucent's interest expense totaling $18 for the three months ended December 31, 1999, based upon the amount of debt assumed by Avaya.

3. SALE OF POWER SYSTEMS

On December 29, 2000, Lucent completed the sale of its power systems business to Tyco International Ltd. for $2,500 in cash. In connection with the sale, Lucent recorded an extraordinary gain of $1,154 (net of tax of $762), subject to potential purchase price adjustments to be resolved by the end of fiscal year 2001. Lucent does not expect such adjustments, if any, to be significant to its consolidated results of operations.

                                                          Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


4. ACCOUNTING CHANGE - DERIVATIVE FINANCIAL INSTRUMENTS

Effective October 1, 2000, Lucent adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires Lucent to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on Lucent's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the current period. The adoption of SFAS 133 as of October 1, 2000, resulted in a cumulative after-tax reduction in net loss of $30 (net of tax of $17) and an $11 credit to OCI. The reduction in net loss is primarily attributable to derivatives not designated as hedging instruments, including foreign currency embedded derivatives, equity warrants and other derivatives. For the three months ended December 31, 2000, the change in fair market value of derivative instruments was recorded in other income (expense) and was not material.

Foreign Currency Risk
---------------------
Lucent conducts its business on a multinational basis in a wide variety of foreign currencies. To manage this risk, Lucent enters into various foreign exchange forward and option contracts to manage its exposure to changes in those foreign exchange rates. Alternatively, Lucent may hedge foreign exchange risk in certain sales and purchase contracts by embedding terms in the contracts that affect the ultimate amount of cash flows under the contract. Principal currencies hedged are Canadian dollars, Brazilian reals, Australian dollars, British pounds, Japanese yen and Euros.

Lucent has designated certain freestanding foreign currency derivatives as hedging instruments under SFAS 133 against its intercompany and external foreign-currency-denominated loans. These exposures make up a large proportion of the notional value of Lucent's total foreign currency risk and are well defined as to amounts and timing of repayments. The derivatives hedging these exposures are designated as cash flow hedging instruments for anticipated cash flows not to exceed twelve months. Lucent will continue to hedge all other types of foreign currency risk to preserve the economic cash flows of the Company in accordance with corporate risk management policies but generally does not expect to designate related derivative instruments as hedges for cost/benefit reasons. Accordingly, the changes in fair value of these undesignated freestanding foreign currency derivative instruments are recorded in earnings in the period of change and are not material to Lucent due to the short maturities of these instruments.

Lucent's foreign currency embedded derivatives consist of sales and purchase contracts with cash flows indexed to changes in or denominated in a currency that neither party to the contract uses as their functional currency. Changes in the fair value of these embedded derivatives are recorded in earnings in the current period.

Interest Rate Risk
------------------
Lucent manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, Lucent, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. The interest rate swaps in effect at December 31, 2000 were designated as fair value hedge instruments and their fair value was not material.

Other Derivatives
-----------------
From time to time, Lucent may obtain warrants to purchase equity securities in other companies to compliment its investment portfolio. Warrants that provide for net share settlement are considered to be derivative instruments and are generally not eligible to be designated as hedging instruments as there is no corresponding underlying exposure.

                                                          Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)



5. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents net income (loss) plus the results of certain non-shareowners' equity changes not reflected in the Consolidated Statements of Operations. The components of comprehensive income (loss), net of tax, (except for foreign currency translation adjustments which are not currently adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries) are as follows:


                                        Three months ended
                                            December 31,
                                          2000         1999
                                       --------     --------
Net income (loss)....................   $ (395)      $ 1,249

Other comprehensive income (loss):
 Foreign currency translation
    adjustments......................       12           (81)
 Unrealized investment gains (losses)
    arising during the period........      (92)           45
 Cumulative effect of change in
    accounting principle(SFAS 133)
    on other comprehensive income....       11             -
Unrealized derivative losses
    on cash flow hedges..............       (1)            -
                                       -------       -------
Comprehensive income (loss)..........  $  (465)      $ 1,213
                                       =======       =======


6.   SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories:


                                      December 31,       September 30,
                                          2000               2000
                                     ------------        ------------
     Completed goods................    $ 3,543           $ 2,976
     Work in process and
       raw materials................      3,336             2,701
                                        -------           -------
     Total inventories .............    $ 6,879           $ 5,677
                                        =======           =======

                                                          Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

7. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities or common stock equivalents had been issued. As a result of the net loss from continuing operations reported for the three months ended December 31, 2000, approximately 55.5 potential common shares have been excluded from the calculation of diluted earnings (loss) per share because their effect would be anti-dilutive. In addition, options where the exercise price was greater than the average market price of the common shares of 330.1 and 0.8 for the periods ending December 31, 2000 and 1999, respectively, were excluded from the computation of diluted earnings (loss) per share.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:


                                                           Three months ended
                                                              December 31,
                                                           2000          1999
                                                         --------      --------

Net income (loss) .................................      $  (395)      $  1,249

Earnings (loss) per common share - basic:
 Income (loss) from continuing operations .........      $ (0.47)      $   0.36
 Income from discontinued operations ..............           --           0.04
 Extraordinary gain ...............................         0.34             --
 Cumulative effect of accounting change ...........         0.01             --
                                                         -------       ---------
 Net income (loss) ................................      $ (0.12)      $   0.40
                                                         =======       =========
Earnings (loss) per common share - diluted:

 Income (loss) from continuing operations........        $ (0.47)      $   0.34
 Income from discontinued operations.............            --            0.04
 Extraordinary gain..............................           0.34             --
 Cumulative effect of accounting change..........           0.01             --
                                                         -------       --------
 Net income (loss)...............................        $ (0.12)      $   0.38
                                                           =====       ========

Dividends declared per common share.............         $  0.02       $   0.04
                                                           =====       ========


                                                           Three months ended
                                                              December 31,
Number of Shares                                             2000        1999
----------------------------------                         ---------  ---------

Common shares - basic...........................           3,387.2    3,154.5

Effect of dilutive securities:
 Stock options..................................               -        108.1
 Other..........................................               -          5.4
                                                           -------    -------

Common shares - diluted.........................           3,387.2    3,268.0
                                                           =======    =======

                                                          Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

8.  OPERATING SEGMENTS

Lucent reclassified the results of operations of Avaya as discontinued operations (see Note 2). This business was previously disclosed as a separate operating segment. The segment data included below has been restated to exclude amounts related to Avaya. In addition, Agere Systems Inc. ("Agere") has filed a Form S-1 registration statement with the SEC in anticipation of an initial public offering. Microelectronics is now being managed internally based on the composition of Agere. The results of Microelectronics presented by Lucent will differ from the information reported by Agere because of different assumptions and allocations required to be made by the two companies. Accordingly, Lucent has revised its segment reporting to reflect this change which resulted in the transfer of the optical fiber business to the Service Provider Networks ("SPN") segment and the transfer of the power systems business to Other and corporate.

Lucent operates in the global telecommunications networking industry and has two reportable operating segments: SPN and Microelectronics. SPN provides public networking systems, software and services to telecommunications service providers and public network operators around the world and optical fiber for applications in the communications and computing industries. Microelectronics provides high-performance optoelectronic components and integrated circuits.

Intersegment transactions that occur are based on current market prices, and all intersegment profit is eliminated in consolidation. Lucent employs shared-service concepts to realize economies of scale and efficient use of resources. The costs of shared services and other corporate center operations managed on a common basis are reflected in the SPN segment.

Performance measurement and resource allocation for the reportable operating segments are based on many factors. The primary financial measure used is operating income, exclusive of goodwill and other acquired intangibles amortization, and other costs from business acquisitions
(acquisition/integration-related costs).

The following tables present Lucent's revenues and operating income (loss) by reportable operating segment:


                                                           Three Months Ended
                                                              December 31,
                                                           2000           1999
                                                         --------        --------
   External Revenues
Service Provider Networks ......................          $4,336          $6,801
Microelectronics ...............................           1,146             763
                                                          ------          ------
  Total reportable segments ....................           5,482           7,564
Other and corporate (a) ........................             359             501
                                                          ------          ------
   Total External Revenues .....................           5,841           8,065
                                                          ======          ======
   Intersegment Revenues
Service Provider Networks ........................            72              78
Microelectronics .................................           230             217
                                                            ----            ----
  Total reportable segments ......................           302             295
Other and corporate (a) ..........................          (302)           (295)
                                                          ------          ------
   Total Intersegment Revenues ...................          --              --
                                                          ======          ======
   Total Revenues
Service Provider Networks ......................           4,408           6,879
Microelectronics ...............................           1,376             980
                                                          ------          ------
  Total reportable segments ....................           5,784           7,859
Other and corporate (a) ........................              57             206
                                                          ------          ------
   Total Revenues ..............................          $5,841          $8,065
                                                          ======          ======


                                                          Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


                                                          Three Months Ended
                                                              December 31,
                                                          2000           1999
                                                        -------        -------
  Operating income (loss)
Service Provider Networks ........................       $(1,904)       $ 1,228
Microelectronics .................................           187            234
                                                         -------        -------
  Total reportable segments (b) ..................        (1,717)         1,462
Acquisition/integration-related costs ............          --              (61)
Goodwill and other acquired intangibles
  amortization ...................................          (372)           (50)
Other and corporate (a) ..........................           (22)           141
                                                         -------        -------
Operating income (loss) ..........................       $(2,111)       $ 1,492
                                                         =======        =======

(a) Other and corporate primarily includes the results of the power systems business (see Note 3), results from the Company's remaining consumer products business in the prior year quarter and other smaller units, including eliminations of internal business. The remaining consumer products business was sold in the second fiscal quarter of 2000.

(b) Reportable segment operating income (loss) excludes goodwill and other acquired intangibles amortization, and acquisition/integration-related costs.

9.  COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2000, cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent, from matters other than those described in the next paragraph, beyond that provided for at December 31, 2000 would not be material to the annual Consolidated Financial Statements.

In addition, Lucent and certain of its former officers are defendants in several purported shareholder class action lawsuits for alleged violations of federal securities laws. Specifically, the complaints allege, among other things, that beginning in late October 1999, Lucent and certain of its officers misrepresented Lucent's financial condition and failed to disclose material facts that would have an adverse impact on Lucent's future earnings and prospects for growth. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. These actions are in the early stages and the Company is unable to determine their potential impact on the Consolidated Financial Statements. Lucent intends to defend these actions vigorously. Also, Lucent has been served with several derivative complaints filed by individual Lucent shareholders against the current members of Lucent's Board of Directors, a former director and a current officer. These actions make claims for breach of fiduciary duties allegedly owed to the Company, and seek damages against the defendants and in favor of Lucent, as well as costs and expenses associated with litigation for the individual plaintiffs. These derivative actions are in the early stages and the Company is unable to determine their potential impact on the Consolidated Financial Statements.

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

                                                          Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites, which typically range from five to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily on internal or third-party environmental studies and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amounts of such reserves, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at December 31, 2000 cannot be estimated.

                                                          Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

10. RECENT PRONOUNCEMENT

In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company is currently evaluating the impact of SAB 101 and its related interpretations to determine the effect it will have on the Company's consolidated financial position and results of operations.

                                                          Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

Lucent Technologies ("Lucent" or the "Company") designs and delivers the systems, software, silicon and services for next-generation communications networks for service providers and enterprises. Backed by research and development of Bell Labs, Lucent focuses on high-growth areas such as broadband and mobile Internet infrastructure; communications software; communications semiconductors and optoelectronics; Web-based enterprise solutions that link private and public networks; and professional network design and consulting services.

During the fiscal year ended September 30, 2000 and continuing through the first fiscal quarter of 2001, various initiatives were undertaken to reorganize the Company to become more focused and better positioned to capitalize on market opportunities. This reorganization included:

o On September 30, 2000 Lucent completed the spin-off of Avaya Inc., formerly its enterprise networks business.

o In December 2000, Agere Systems Inc. ("Agere"), Lucent's microelectronics business, filed a Form S-1 registration statement with the Securities and Exchange Commission ("SEC") in anticipation of an initial public offering ("IPO") (this report does not constitute the offering of any securities, which will be made only by a prospectus filed with the SEC). Lucent plans to distribute the remaining shares through a tax-free distribution to its shareholders ("Distribution"). The IPO and Distribution are subject to certain conditions, including a favorable tax ruling by the IRS. In connection with the IPO, the Company may be adjusting its capital structure including a possible reduction in the amount of debt outstanding. See additional comments on the Distribution under LIQUIDITY AND CAPITAL RESOURCES.

o On December 29, 2000 Lucent completed the sale of its power systems business to Tyco International Ltd, for $2.5 billion in cash.

o On January 24, 2001, Lucent announced its restructuring program (see Restructuring Plan).

On a total basis, Lucent reported a net loss of $395 million, or $0.12 loss per basic and diluted share for the quarter ended December 31, 2000, as compared with net income in the prior year quarter of $1,249 million, or $0.38 per diluted share. The net loss for the current quarter includes an extraordinary gain of $1,154 million, or $0.34 per basic and diluted share, related to the sale of the power systems business, and a gain from a cumulative effect of accounting change of $30 million, or $0.01 per basic and diluted share, related to the adoption of Statement of Financial Accounting Standard No. 133 ("SFAS 133") - "Accounting for Derivative Instruments and Hedging Activities" (see Note 4 of the accompanying Consolidated Financial Statements). Net income for the prior year quarter includes $125 million from discontinued operations ($0.04 per share-diluted).

RESTRUCTURING PLAN

On January 24, 2001, Lucent announced a restructuring plan to primarily streamline its Service Provider Networks ("SPN") business and corporate operations including reducing its cost structure and improving working capital.

As part of the business-restructuring plan, Lucent expects to record a charge to earnings in the range of $1.2 billion to $1.6 billion in the second fiscal quarter of 2001. The charge relates to headcount reductions, elimination of certain product lines and associated asset writedowns and facility consolidations. As of February 2001, the Company has identified $1.2 billion in restructuring and asset writedown actions and expects to solidify plans for up to an additional $400 million in charges by the end of the fiscal quarter ending March 31, 2001.

                                                          Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


This restructuring plan will allow the Company to concentrate its investments, resources and management attention on optical, data and wireless solutions, along with the network design, consulting and integration services to support them. Lucent will continue to review its internal processes throughout fiscal year 2001, which may result in additional cost structure improvements and associated business restructuring charges as it moves from a multi-divisional company to one with a single focus on the service provider market.

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2000 VERSUS THREE MONTHS ENDED DECEMBER 31, 1999

REVENUES

Total revenues for the current quarter decreased 27.6% to $5,841 million compared with the prior year quarter. Sales within the United States decreased 35.0% and non-U.S. revenues decreased 13.7% compared with the prior year quarter. The non-U.S. sales represented 41.7% of total revenues compared with 35.0% in the prior year quarter. The substantial decline in revenues largely contributed to the substantial loss from continuing operations. The decrease occurred in the Company's SPN segment (see below) and resulted primarily from a significant sales decline in North America due to an overall softening in the competitive local exchange carrier market, slowdown in capital spending by established service providers, lower sales in hardware, significantly lower software sales, a more selective vendor financing program and the Company's move to a fulfillment model with distributors.

Revenues by Segment

Lucent operates in the global telecommunications networking industry and has two reportable operating segments: SPN and Microelectronics. SPN provides public networking systems, software and services to telecommunications service providers and public network operators around the world and optical fiber for applications in the communications and computing industries. Microelectronics provides high-performance optoelectronic components and integrated circuits.

Agere has filed a Form S-1 registration statement with the SEC in anticipation of an initial public offering. Microelectronics is now being managed internally based on the composition of Agere. Accordingly, Lucent has revised its segment reporting to reflect this change which resulted in the transfer of optical fiber to the SPN segment.

The following table presents Lucent's revenues by segment and the approximate percentage of total revenues for the three months ended December 31, 2000 and 1999 (in millions):


                                          Three Months Ended
                                             December 31,
                                         2000             1999
                                       --------         --------
SPN .........................      $4,336       74%  $6,801      84%
Microelectronics ............       1,146       20      763      10
Other and Corporate .........         359        6      501       6
                                   ------   ------   ------     ---
Total Lucent ................      $5,841      100%  $8,065     100%
                                   ======   ======   ======     ===


Revenues from SPN decreased $2,465 million, or 36.2% compared to the prior year quarter. Revenue decreases were primarily attributable to the factors noted above and a substantial reduction of revenues to one large U.S. customer and the wind down of a major long-term foreign project.

                                                          Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Revenues generated from service providers in the United States decreased 40.1% for the first fiscal quarter of 2001 in comparison to the prior year quarter. Sales generated outside the United States decreased 28.9% over the prior year quarter.

Revenues from Microelectronics increased $383 million, or 50.2% over the prior year quarter, reflecting growth in optoelectronic components, wired and wireless local area network systems and customized chips for computing and high-speed communications products.

Revenues from within the United States increased 42.8% in comparison to the prior year quarter. Revenue from outside the United States increased 55.1% in comparison to the year-ago quarter, reflecting increases in all regions.

Revenues from Other and Corporate decreased $142 million, or 28.3% compared to the prior year quarter. The decrease is largely due to revenues generated in the prior year quarter from the Company's remaining consumer products business, which was sold in the second fiscal quarter of 2000, partially offset by increased revenues in the current quarter from the power systems business, which was sold on December 29, 2000.

GROSS MARGIN

As a percentage of revenue, gross margin decreased to 22.4%, or 24.2 percentage points from 46.6% in the prior year quarter. The lower gross margin was primarily due to decreased sales volumes across all SPN product lines except optical fiber, reduced sales of high-margin software products, costs associated with an infrastructure built to support higher revenue levels and an increasing proportion of lower margin sales as the Company continues to expand into non-U.S. markets.

OPERATING EXPENSES

Selling, general and administrative expenses (SG&A) increased $799 million, or 59.7%, to $2,137 million compared with $1,338 million in the prior year quarter. Approximately $340 million of the increase, which is primarily related to notes receivable, represents reserves for customer financing and uncollectibles reflecting ongoing credit concerns in the emerging service provider market. The remainder of the increase is attributable to amortization of goodwill and other acquired intangibles and costs associated with an infrastructure built to support a higher revenue base.

Amortization of goodwill and other acquired intangibles was $372 million for the quarter compared with $50 million for the prior year quarter. The increase is from acquisitions made subsequent to the first fiscal quarter of 2000. As a result of these acquisitions, amortization of goodwill and other acquired intangibles in fiscal year 2001 will be significantly higher than the prior year.

Research and development expense increased $357 million, or 38.5%, to $1,285 million from $928 million in the prior year quarter. The increase is primarily due to acquisitions made during fiscal year 2000 and new product development, particularly in Internet infrastructure, optical networking, next-generation 3G/UMTS wireless and microelectronics.

OTHER INCOME (EXPENSE) - NET

Other income (expense), net, was an expense of $18 million for the quarter compared to other income of $252 million in the prior year quarter. The change between periods was largely due to foreign exchange losses and lower gains on sales of investments. The prior year quarter included a $189 million gain from the sale of an equity investment.

INTEREST EXPENSE

Interest expense for the quarter increased $48 million to $129 million reflecting higher average short-term debt levels coupled with an increase in weighted average interest rates as compared to the same prior year quarter.

                                                          Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

(BENEFIT) PROVISION FOR INCOME TAXES

For the first fiscal quarter of 2001, the Company recorded a benefit for income taxes of $679 million on a pre-tax loss from continuing operations of $2,258 million, yielding an effective tax benefit rate of 30.1%. This rate is lower than the U.S. statutory rate primarily from the impact of non-tax deductible goodwill amortization on the pre-tax loss from continuing operations offset in part by research and development tax credits. For the prior year quarter, the Company recorded a provision for income taxes of $539 million on pre-tax income from continuing operations of $1,663 million, yielding an effective tax provision rate of 32.4%. This rate is lower than the U.S. statutory rate primarily due to research and development tax credits and the tax impact of non-U.S. activity.

CASH FLOWS - THREE MONTHS ENDED DECEMBER 31, 2000 VERSUS THREE MONTHS ENDED DECEMBER 31, 1999

Operating Activities

Net cash used in operating activities was $1,104 million in the current quarter primarily due to the loss from continuing operations (adjusted for non-cash items) of $784 million, increase in inventories and contracts in process of $1,170 million and changes in other assets and liabilities of $1,043 million. These increases were partially offset by a decrease in receivables of $2,073 million. (see Financial Condition)

Net cash provided by operating activities of $139 million in the prior year quarter was primarily due to net income from continuing operations (adjusted for non-cash items) of $1,622 million offset in part by increases in receivables of $196 million and inventories and contracts in process of $297 million, decrease in accounts payable of $684 million and changes in operating assets and liabilities of $306 million.

Investing Activities

Net cash provided by investing activities was $1,909 million in the current quarter, which primarily consisted of the cash proceeds received from the sale of the power systems business offset in part by capital expenditures of $548 million.

Net cash provided by investing activities was $107 million in the prior year quarter which primarily consisted of proceeds from the sales of investments of $702 million offset by $508 million of capital expenditures.

Financing Activities

Net cash provided by financing activities in the current quarter of $1,577 million is primarily from borrowings of short-term debt which largely consisted of commercial paper issuances and the transfer of $500 million of notes receivable with recourse that was accounted for as a secured borrowing.

Net cash provided by financing activities in the prior quarter of $305 million was primarily from the proceeds from issuances of common stock related to the exercise of stock options offset by repayments of long-term debt.

FINANCIAL CONDITION

Total assets as of December 31, 2000 increased $1,249 million, or 2.6%, from September 30, 2000 largely due to increases in cash and cash equivalents and inventories, offset by decreases in receivables. Cash and cash equivalents increased $2,347 million primarily as a result of the proceeds received at the end of the quarter from the sale of the power systems business. Receivables decreased $2,272 million, or 23.8% largely as a result of lower sales volume and the sale of $615 million of receivables. Inventories increased $1,202 million, or 21.2% primarily as a result of anticipated sales to customers that were not fully realized in the first fiscal quarter of 2001.

Total liabilities increased $1,673 million, or 7.4%, from September 30, 2000. This increase was primarily due to increases in debt maturing within one year which largely consisted of issuances of commercial paper and $500 million of short-term debt in connection with the transfer of customer notes receivable with recourse that was accounted for as a secured borrowing.

                                                          Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

The Company is currently negotiating new credit facility arrangements with certain financial institutions. It is expected that the facilities will consist of (1) a 364 day facility of $2.0 billion, which replaces an existing $2.0 billion credit facility which expires on February 22, 2001 and (2) a 364 day facility of $2.5 billion, which is anticipated to be initially available to Lucent and assumable by Agere upon the consummation of its IPO. In addition, Lucent expects to amend its existing $2.0 billion five year facility terminating in February 2003 to contain provisions similar to the 364 day facilities. These facilities are expected to be secured by the Company's assets including a pledge by Lucent of its shares of Agere common stock. Some of our other existing and future financings and obligations are expected to be similarly secured. Lucent expects that these credit facilities and some of the other financings and obligations will include customary financial covenants that require Lucent to have minimum net worth, minimum earnings before interest, income taxes, depreciation and amortization, and satisfy a ratio test based on a minimum level of current assets (until the Distribution), and also include customary restrictive covenants. After consummation of the expected Agere IPO and the assumption of $2.5 billion of Lucent debt by Agere, the pledge of Agere's shares held by Lucent will be released if Lucent is in compliance with all of these covenants. Also, the Distribution is subject to Lucent being in compliance with these covenants at the time of Distribution and Lucent having generated $2.5 billion of additional funds or reduction in debt from non-operating sources, either through a debt/equity exchange in connection with the IPO or from other sources.

At December 31, 2000, Lucent maintained approximately $4.8 billion in credit facilities including $0.8 billion of foreign subsidiary credit facilities, of which a portion is used to support Lucent's commercial paper program. At December 31, 2000, approximately $0.4 billion was drawn by foreign subsidiaries and the remaining $4.4 billion was undrawn.

On December 21, 2000, Moody's Investors Service lowered Lucent's credit rating on senior unsecured long-term debt from A2 to A3 and Standard & Poor's lowered its rating from A to BBB+. Moody's lowered its commercial paper rating from Prime-1 to Prime-2 and Standard & Poor's lowered its commercial paper rating from A-1 to A-2. On January 24, 2001 Moody's lowered the senior unsecured long-term debt from A3 to Baa1. On February 12, 2001, Moody's lowered Lucent's credit rating on senior unsecured long-term debt from Baa1 to Baa3 and Standard & Poor's lowered its rating from BBB+ to BBB-. Also on that date, Moody's lowered its commercial paper rating from Prime-2 to Prime-3 and Standard & Poor's lowered its rating from A-2 to A-3. All of the ratings have negative outlooks. Lucent believes that it will have sufficient capital resources to fulfill its own operational and capital needs, as well as to extend credit to customers when appropriate, although there can be no assurance that this will occur.

Future financings will be arranged to meet Lucent's requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions. Lucent's lower credit ratings may make commercial paper and certain other short-term borrowings unavailable or of limited availability to Lucent. Based upon the timely completion of the new credit facilities currently being negotiated, Lucent anticipates that borrowings under its bank credit facilities, short- and long-term debt financings, receivable securitizations, and the proceeds from the planned IPO of Agere Systems will be adequate to satisfy its future cash requirements, although there can be no assurance that this will be the case.

Notes Receivable and Financial Guarantees

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

                                                          Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

As of December 31, 2000, Lucent had made commitments or entered into agreements to extend credit to certain customers for an aggregate of approximately $5.7 billion. In addition, Lucent is finalizing an agreement with a customer to extend $1.6 billion of credit. Excluding amounts that are not available because the customer has not yet satisfied the conditions precedent for borrowing, at December 31, 2000, approximately $2.3 billion in loan commitments was undrawn and available for borrowing and approximately $1.8 billion had been advanced and was outstanding. As part of the revenue recognition process, Lucent determines whether the notes receivable under these contracts are reasonably assured of collection based on various factors, among which is the ability of Lucent to sell these notes.

In addition, Lucent had made commitments to guarantee customer debt of about $1.8 billion at December 31, 2000. Excluding amounts not available for guarantee because conditions precedent have not been satisfied, approximately $860 million of guarantees was undrawn and available and about $740 million was outstanding on December 31, 2000.

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

RISK MANAGEMENT

Lucent is exposed to market risk from changes in foreign currency exchange rates and, to a lesser extent, changes in interest rates that could impact its results of operations and financial condition. Lucent manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. Lucent uses derivative financial instruments as risk management tools and not for trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage Lucent's exposure to nonperformance on such instruments.

Certain securities held in Lucent's equity and investment portfolio are subject to equity price risk. Lucent generally does not hedge its equity price risk and as of December 31, 2000, Lucent had no outstanding hedge instruments associated with this risk.

Lucent uses derivative financial instruments, including foreign exchange forward and option contracts and interest rate swap agreements to manage changes in foreign exchange rates and interest rates that may affect the eventual cash flows in foreign currencies or underlying financial instruments. The Company believes that its hedge activities achieve hedge effectiveness by creating a relationship whereby the gains and losses on its derivative instruments counterbalance the changes in value of the designated assets, liabilities and forecasted transactions being hedged.

                                                          Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Effective October 1, 2000, Lucent adopted SFAS 133 - "Accounting for Derivative Instruments and Hedging Activities" and its corresponding amendments under SFAS No. 138. The adoption of SFAS 133 resulted in a cumulative after-tax reduction in net loss of $30 million (net of tax of $17 million) and an $11 million credit to other comprehensive income (OCI) in the first quarter of fiscal year 2001. The reduction in net loss is primarily attributable to derivatives not designated as hedging instruments, including foreign currency embedded derivatives, equity warrants and other derivatives(for further description see
Note 4).

Lucent has not changed its policy regarding how exposures are managed since the year ended September 30, 2000. Lucent continuously monitors all of its foreign currency exposures. Lucent cannot predict whether it will incur foreign exchange losses in the future; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on the results of operations, financial condition and cash flows of Lucent.

While Lucent hedges certain foreign currency transactions, the decline in value of non-U.S. dollar currencies may, if not reversed, adversely affect Lucent's ability to contract for product sales in U.S. dollars because Lucent's products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

Lucent manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, Lucent, from time to time, enters into interest rate swap agreements in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts. Lucent had no material interest rate swap agreements in effect at December 31, 2000 or September 30, 2000.

OTHER INFORMATION

On November 21, 2000, Lucent announced that it had identified an issue impacting revenue in the fourth fiscal quarter of 2000. The Company informed the SEC and initiated a review by its outside counsel and outside auditors. In late December, the Company announced the results of the review, which resulted in certain adjustments to fourth fiscal quarter results. Lucent also informed the SEC and is cooperating fully with the SEC's review of these matters.

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

                                                          Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



Future Factors include increasing price, products and services competition by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; the availability of manufacturing capacity, components and materials; the ability to recruit and retain talent; the achievement of lower costs and expenses; credit concerns in the emerging service provider market; customer demand for the Company's products and services; the ability to successfully integrate the operations and business of acquired companies; timely completion of the proposed IPO and distribution of Lucent's remaining shares of Agere; the timely completion of the new credit facilities being negotiated; the successful implementation of the strategic reorganization; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers and significant suppliers; the ability to supply customer financing; technological, implementation and cost/financial risks in the use of large, multiyear contracts; the Company's credit ratings; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including interest rate and currency exchange rate fluctuations and other Future Factors.

For a further description of Future Factors that could cause actual results to differ materially from such forward-looking statements, see the discussion in Lucent's Form 10-K for the year ended September 30, 2000 - Item 1. section VIII. OUTLOOK and Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Forward-Looking Statements.

                                                          Form 10-Q - Part I


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


European Monetary Union--Euro

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

                                                          Form 10-Q - Part II
                      Part II - Other Information

Item 1.  Legal Proceedings

Since early January 2001, Lucent has been served with at least five derivative complaints in Chancery Court in the State of Delaware. The actions were filed by individual Lucent shareholders against the current members of Lucent's Board of Directors, a former director and a current officer. The actions are substantially similar to each other and make claims for breach of the fiduciary duty of good faith and other fiduciary duties allegedly owed to the Company. The actions seek damages against the defendants and in favor of Lucent, as well as costs and expenses associated with litigation for the individual plaintiffs. Lucent expects all of these derivative complaints to be consolidated in a single action. These actions are in the early stages and the Company is unable to determine their potential impact on the Consolidated Financial Statements.

Lucent is aware of several purported shareholder class actions that have been filed against the Company and certain of its current and former officers for alleged violations of federal securities laws in addition to the purported shareholder class actions described in the Company's Annual Report on Form 10-K for fiscal year 2000. The claims and relief sought in these newly-filed actions are substantially similar to the claims and relief sought in the purported class actions previously described in the Annual Report and, as with those actions, Lucent is unable to determine their potential impact on the Consolidated Financial Statements. Lucent intends to defend these actions vigorously.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit Number

         (27)       Financial Data Schedule.

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the current quarter to furnish company press releases.

                Current Report on Form 8-K dated and filed December 28, 2000 was filed pursuant to Item 9 (Regulation FD Disclosures).

                Current Report on Form 8-K dated December 21, 2000 and filed December 22, 2000 was filed pursuant to Item 5 (Other Events).

                Current Report on Form 8-K dated and filed November 21, 2000 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                Current Report on Form 8-K dated November 13, 2000 and filed November 15, 2000 was filed pursuant to Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                Current Report on Form 8-K dated and filed November 15, 2000 was filed pursuant to Item 9 (Regulation FD Disclosures).

                Current Report on Form 8-K dated October 23 and filed October 24, 2000 was filed pursuant to Item 9 (Regulation FD Disclosures).

                Current Report on Form 8-K dated October 23 and filed October 24, 2000 was filed pursuant to Item 9 (Regulation FD Disclosures).

                Current Report on Form 8-K dated October 10, 2000 and filed October 12, 2000 was filed pursuant to Item 5 (Other Events) and
                Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

                                                          Form 10-Q




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Lucent Technologies Inc.
                            Registrant








Date February 14, 2001
                                       /s/ Mark R. White
                                    ------------------------------
                                            Mark R. White
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)

                                                           Form 10-Q


                                  Exhibit Index


Exhibit
Number
(27)              Financial Data Schedule
