Form 10-Q
period 2001-03-31
LUCENT TECHNOLOGIES INC
filed 2001-05-10
CIK 1006240

                      AS FILED WITH THE SEC ON MAY 10, 2001


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                         Telephone Number: 908-582-8500




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

At April 30, 2001, 3,405,810,989 common shares were outstanding.

                                                              Form 10-Q - Part I

                         PART 1 - Financial Information

Item 1. Financial Statements


                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                                   Three Months Ended                   Six Months Ended
                                                                       March 31,                            March 31,
                                                                  2001             2000              2001             2000
                                                                  ----             -----             ----             ----
Revenues.................................                        $ 5,915          $ 7,230           $10,269          $14,320
Costs....................................                          5,416            4,291             9,088            8,167
                                                                 -------          -------           -------          -------
Gross margin.............................                            499            2,939             1,181            6,153

Operating Expenses:
Selling, general and administrative......                          2,148            1,309             4,003            2,551
Research and development.................                            970              844             1,982            1,595
Business restructuring charges and
   related asset impairments.............                          2,174                -             2,174                -
                                                                 -------          -------           -------          -------
Total operating expenses.................                          5,292            2,153             8,159            4,146
                                                                 -------          -------           -------          -------

Operating income (loss)..................                         (4,793)             786            (6,978)           2,007
Other income (expense)- net .............                            (77)             (19)             (117)             237
Interest expense.........................                            153               81               280              160
                                                                 -------          -------           -------          -------
Income (loss) from continuing operations
   before provision (benefit) for income
   taxes..................................                        (5,023)             686            (7,375)           2,084
Provision (benefit) for income taxes......                        (1,643)             224            (2,421)             643
                                                                 -------          -------           -------          -------

Income (loss) from continuing operations..                        (3,380)             462            (4,954)           1,441
Income (loss) from discontinued
   operations (net of taxes)..............                          (308)             293              (313)             563
                                                                 -------          -------           -------          -------
Income (loss) before extraordinary item
   and cumulative effect of accounting
   change................................                         (3,688)             755            (5,267)           2,004
Extraordinary gain (net of taxes)........                              -                -             1,154                -
Cumulative effect of accounting change
   (net of taxes)........................                              -                -                30                -
                                                                 -------          -------           -------          -------
Net income (loss)........................                        $(3,688)         $   755           $(4,083)         $ 2,004
                                                                 -------          -------           -------          -------
                                                                 -------          -------           -------          -------

Earnings (loss) per common share - basic:
Income (loss) from continuing
  operations.............................                        $(0.99)          $  0.15           $ (1.46)         $  0.45
Net income (loss)........................                        $(1.08)          $  0.24           $ (1.20)         $  0.63

Earnings (loss) per common share -
diluted:
Income (loss) from continuing
  operations.............................                        $ (0.99)         $  0.14           $ (1.46)         $  0.44
Net income (loss)........................                        $ (1.08)         $  0.23           $ (1.20)         $  0.61

Weighted average number of common
 shares outstanding - basic ..............                       3,400.8          3,183.4           3,394.0          3,168.8
Weighted average number of common
 shares outstanding - diluted ............                       3,400.8          3,273.7           3,394.0          3,271.3



See Notes to Unaudited Consolidated Financial Statements.

                                                              Form 10-Q - Part I


                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                                          March 31,            September 30,
                                                                            2001                   2000
                                                                            ----                   ----
ASSETS
Cash and cash equivalents ..............................                   $ 1,402                $ 1,467
Receivables, less allowance of $588 at March 31, 2001
  and $479 at September 30, 2000 .......................                     6,136                  8,782
Inventories.............................................                     6,119                  5,100
Contracts in process, net of contract billings of $7,469
  at March 31, 2001 and $6,744 at September 30, 2000....                     1,572                  1,881
Deferred income taxes - net ............................                     1,623                  1,101
Other current assets ...................................                     1,967                  1,575
Net current assets of discontinued operations ..........                         -                    634
                                                                           -------                -------
Total current assets ...................................                    18,819                 20,540

Property, plant and equipment, net of accumulated
  depreciation of $4,710 at March 31, 2001 and $4,464 at
  September 30, 2000 ...................................                     5,078                  5,046
Prepaid pension costs ..................................                     6,486                  6,238
Goodwill and other acquired intangibles, net of
   accumulated amortization of $1,356 at March 31, 2001
   and $852 at September 30, 2000.......................                     5,123                  6,463
Other assets ...........................................                     3,260                  3,593
Net long-term assets of discontinued operations ........                     5,361                  5,632
                                                                           -------                -------
Total assets ...........................................                   $44,127                $47,512
                                                                           -------                -------
                                                                           -------                -------

LIABILITIES
Accounts payable .......................................                   $ 2,055                $ 2,583
Payroll and benefit-related liabilities ................                     1,318                  1,010
Debt maturing within one year ..........................                     2,314                  3,468
Other current liabilities ..............................                     4,256                  3,099
Net current liabilities of discontinued operations .....                     2,101                      -
                                                                           -------                -------
Total current liabilities...............................                    12,044                 10,160

Postretirement and postemployment benefit liabilities...                     5,140                  5,395
Long-term debt .........................................                     3,056                  3,030
Deferred income taxes - net ............................                       324                  1,203
Other liabilities ......................................                     1,503                  1,552
                                                                           -------                -------
Total liabilities ......................................                    22,067                 21,340

Commitments and contingencies

SHAREOWNERS' EQUITY
Preferred stock-par value $1.00 per share
  Authorized shares: 250,000,000;
  issued and outstanding shares: none...................                         -                      -
Common stock-par value $.01 per share
  Authorized shares: 10,000,000,000; issued and
  outstanding shares: 3,401,539,700 at March 31, 2001
  and 3,384,332,104 at September 30, 2000...............                        34                     34
Additional paid-in capital .............................                    20,599                 20,390
Guaranteed ESOP obligation .............................                        (3)                   (16)
Retained earnings ......................................                     1,912                  6,129
Accumulated other comprehensive income (loss)...........                      (482)                  (365)
                                                                           -------                -------
Total shareowners' equity ..............................                    22,060                 26,172
                                                                           -------                -------
Total liabilities and shareowners' equity ..............                   $44,127                $47,512
                                                                           -------                -------
                                                                           -------                -------


See Notes to Unaudited Consolidated Financial Statements.

                                                              Form 10-Q - Part I


                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)


                                                                 Six Months Ended March 31,
                                                                    2001           2000
                                                                    ----           ----
Operating Activities:
Net income (loss).........................................         $(4,083)       $ 2,004
Less: Income (loss) from discontinued operations..........            (313)           563
        Extraordinary gain................................           1,154              -
        Cumulative effect of accounting change............              30              -
                                                                   -------        -------
Income (loss) from continuing operations..................          (4,954)         1,441

Adjustments to reconcile income (loss) from continuing
  operations to net cash used in operating activities:
  Non-cash portion of business restructuring charges and
  related asset impairments...............................           1,984              -
 Depreciation and amortization............................           1,301            692
 Provision for uncollectibles and customer financings.....           1,074            116
 Tax benefit from employee stock options .................              11            909
 Deferred income taxes ...................................          (1,403)           (30)
 Pension credit ..........................................            (696)          (494)
 Other adjustments for non-cash items ....................             233           (419)
Changes in operating assets and liabilities:
  Decrease (increase) in receivables......................           2,373         (1,096)
  Increase in inventories and contracts in process........          (1,293)          (516)
  Decrease in accounts payable............................            (500)          (316)
  Changes in other operating assets and liabilities.......            (955)          (625)
                                                                   -------        -------
Net cash used in operating activities from continuing
  operations..............................................          (2,825)          (338)
                                                                   -------        -------

Investing Activities:
Capital expenditures .....................................            (752)          (740)
Purchases of investments .................................             (65)           (88)
Sales or maturity of investments .........................              36            831
Dispositions of businesses ...............................           2,494            210
Other investing activities ...............................               6             25
                                                                   -------        -------
Net cash provided by investing activities from continuing
  operations..............................................           1,719            238
                                                                   -------        -------

Financing Activities:
Net proceeds from (payments on) short-term borrowings.....           1,379           (482)
Payment of credit facility fees...........................            (100)             -
Proceeds from issuances of long-term debt.................               -             16
Repayments of long-term debt .............................               -           (374)
Proceeds from issuance of common stock ...................             153            901
Dividends paid ...........................................            (136)          (126)
                                                                   -------        -------
Net cash provided by (used in) financing activities
  from continuing operations .............................           1,296            (65)
Effect of exchange rate changes on cash and
  cash equivalents .......................................             (25)            (5)
                                                                   -------        -------
Net cash provided by (used in) continuing operations......             165           (170)
Net cash (used in) provided by discontinued operations....            (230)            34
                                                                   -------        -------
Net decrease in cash and cash equivalents.................             (65)          (136)
Cash and cash equivalents at beginning of year............           1,467          1,686
                                                                   -------        -------
Cash and cash equivalents at end of period ...............         $ 1,402        $ 1,550
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

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, long-term contracts, allowances for uncollectible receivables and customer financings, inventory obsolescence, product warranty, depreciation, employee benefits, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the Consolidated Financial Statements in the period that they are determined to be necessary.

The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results for the three and six months ended March 31, 2001 are not necessarily indicative of financial results for the full year. These Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Lucent's latest Annual Report on Form 10-K for the year ended September 30, 2000.

Certain reclassifications have been made to conform to the current period presentation.

2. BUSINESS RESTRUCTURING CHARGES AND RELATED ASSET IMPAIRMENTS

In connection with a restructuring plan to exit certain non-strategic product lines and to streamline its cost structure in various businesses and corporate operations, Lucent recorded in the current fiscal quarter a pre-tax charge to earnings of $2,710, which includes restructuring costs of $810 and asset write-downs of $1,900. Asset write-downs include inventory write-downs of $536, which are recorded as a component of Costs in the Consolidated Statement of Operations.

Restructuring costs primarily relate to involuntary employee separations of $389 for approximately 6,300 employees, facility closings of $60, contract settlements of $350 and other of $11.

The employee separations impact all business groups and geographic regions of the Company, with the majority pertaining to management employees. Of the $389 employee separation charge, payments of $84 for termination benefits to certain US management employees are expected to be funded through the Company's surplus pension assets. As of March 31, 2001, approximately 900 employee separations have been completed. Lucent anticipates that employee separations will be substantially completed during the fourth fiscal quarter of 2001.

Contract settlements are primarily associated with product line discontinuances and facility closings.

Asset write-downs primarily reflect the write-down of certain long-lived assets and inventory that became impaired as a result of management's decision to discontinue certain product lines and product development efforts. Impairment losses were primarily based upon the write-down of goodwill and other acquired intangibles to their fair value, which was estimated by discounting the expected future cash flows. As a result, an impairment charge of $835 for goodwill and other acquired intangibles was recorded and largely relates to the write-off of $556 of goodwill relating to the rationalization of the metro optical networking offer. The remainder of the asset write-downs primarily consists of inventory, property, plant and equipment and capitalized software associated with the Company's product rationalizations included in the restructuring plan. These actions primarily affect the Products segment.

The Company expects to substantially complete the restructuring plan by December 31, 2001.

                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


The following table displays the status of the restructuring reserve at March 31, 2001:

                                               ------Deductions-------
                                        Initial        Cash          Non-cash        March 31, 2001
           Type of Cost                  Charge       Chartes         charges           Reserve

Restructuring costs:
Contract settlements                     $ 350         $ 41          $    -              $309
Employee separations                       389           13              84               292
Facility closings                           60            1               -                59
Other                                       11            -               -                11
                                        ------          ---          ------              ----
   Total Restructuring Costs               810           55              84               671
                                        ------          ---          ------              ----
Asset write-downs:
Goodwill and other
   acquired intangibles                    835            -             835                 -
Inventory                                  536            -             536                 -
Capitalized software                       179            -             179                 -
Property, plant &
   equipment, net                           94            -              94                 -
Other                                      256            -             256                 -
                                        ------          ---          ------              ----
   Total asset write-downs               1,900            -           1,900                 -
                                        ------          ---          ------              ----
Total                                   $2,710          $55          $1,984              $671
                                        ======          ===          ======              ====


3. DISCONTINUED OPERATIONS

On December 29, 2000, Lucent completed the sale of its power systems business (see Note 4). On April 2, 2001, Agere Systems Inc. ("Agere"), Lucent's microelectronics business, completed an initial public offering ("IPO") (see
Note 13). Lucent plans to spin off its remaining interest in Agere through a tax-free distribution to its shareholders ("Distribution") by September 30, 2001. The Company has historically reported the microelectronics and power systems businesses as part of a single significant segment. Accordingly, Lucent's consolidated financial statements for all periods presented have been reclassified to reflect Agere and the power systems business as a discontinued business segment in accordance with Accounting Principles Board Opinion No. 30.

On September 30, 2000, Lucent completed the spin-off of Avaya, Lucent's former enterprise networks business in a tax-free distribution to its shareholders. This segment has also been treated as a discontinued business segment.

Summarized financial information for the discontinued operations is as follows:

                                            Three Months Ended                 Six Months Ended
                                                March 31,                         March 31,
                                          2001             2000             2001             2000
                                          ----             ----             ----             ----

Revenues:
   Agere and power systems........       $1,002           $1,125           $2,489            $2,100
   Avaya .........................            -            1,901                -             3,741
                                         ------           ------           ------            ------
Total revenues.....................      $1,002           $3,026           $2,489            $5,841
                                         ======           ======           ======            ======

Income(loss)from discontinued
   operations (net of taxes):
   Agere and power
   systems(a)......................      $ (146)          $  160           $ (151)           $  305
   Avaya(b)........................           -              133                -               258
   Loss on disposal of Agere
    (net of taxes)(a)..............        (162)               -             (162)                -
                                         ------           ------           ------            ------
Total income(loss)from
   discontinued operations
   (net of taxes)..................      $ (308)          $  293           $ (313)           $  563
                                         ======           ======           ======            ======



                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


                                                      March 31,                    September 30,
                                                         2000                          2000

Agere and power systems:
Current assets...............................            $ 1,648                       $1,583
Current liabilities..........................              3,749  (c)                     949
                                                         -------                       ------
Net current (liabilities) assets of
   discontinued operations...................            $(2,101)                      $  634
                                                         =======                       ======

Long-term assets.............................            $ 5,807                       $6,050
Long-term liabilities........................                446                          418
                                                         -------                       ------
Net long-term assets of discontinued
   operations................................            $ 5,361                       $5,632
                                                         =======                       ======


-------

(a) Agere and power systems income (loss) from discontinued operations was net of applicable income tax benefits of $8 and $107 for the three and six months ended March 31, 2001, respectively, and net of applicable income tax provisions of $62 and $182 for the three and six months ended March 31, 2000, respectively. The loss on disposal of Agere, net of a tax benefit of $94, is composed of Lucent's share of the estimated future net losses and separation costs of the microelectronics business through the planned spin date of September 30, 2001, partially offset by a gain of approximately $140 associated with Lucent's debt exchange on April 2, 2001 (see Note 13).

(b) Avaya's income from discontinued operations for the three and six months ended March 31, 2000, was net of applicable income taxes of $69 and $136, respectively.

(c) Includes $2,500 of short-term debt assumed by Agere (see Note 6).


4. EXTRAORDINARY GAIN

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

5. ACCOUNTING CHANGE - DERIVATIVE FINANCIAL INSTRUMENTS

Effective October 1, 2000, Lucent adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires Lucent to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on Lucent's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in earnings. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in earnings in the period incurred. The adoption of SFAS 133 as of October 1, 2000, resulted in a cumulative after-tax reduction in net loss of $30 (net of tax of $17) and an $11 credit to OCI recorded in the quarter ended December 31, 2000. The reduction in net loss is primarily attributable to derivatives not designated as hedging instruments, including foreign currency embedded derivatives, equity warrants and other derivatives. For the six months ended March 31, 2001, the change in fair market value of derivative instruments was recorded in other income (expense) and was not material. The Financial Accounting Standards Board's Derivatives Implementation Group continues to identify and deliberate multiple issues related to the implementation of SFAS 133.

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

Lucent has designated certain freestanding foreign currency derivatives as hedging instruments under SFAS 133 against its intercompany and external foreign-currency-denominated loans. These exposures make up a large proportion of the notional value of Lucent's total foreign currency risk and are well defined as to amounts and timing of repayments. The derivatives hedging these exposures are designated as cash flow hedging instruments for anticipated cash flows not to exceed twelve months. Lucent will continue to hedge all other types of foreign currency risk to preserve the economic cash flows of the Company in accordance with corporate risk management policies but generally does not expect to designate related derivative instruments as hedges for cost/benefit reasons. Accordingly, the changes in fair value of these undesignated freestanding foreign currency derivative instruments are recorded in earnings in the period of change and have not been material to Lucent due to the short maturities of these instruments.

Lucent's foreign currency embedded derivatives consist of sales and purchase contracts with cash flows indexed to changes in or denominated in a currency that neither party to the contract uses as their functional currency. Changes in the fair value of these embedded derivatives are recorded in earnings in the current period.

Interest Rate Risk
-------------------
Lucent manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, Lucent, from time to time, enters into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. The interest rate swaps in effect at March 31, 2001 were designated as fair value hedge instruments and their fair value was not material.

Other Derivatives
------------------
From time to time, Lucent may obtain warrants to purchase equity securities in other companies to compliment its investment portfolio. Warrants that provide for net share settlement are considered to be derivative instruments and are generally not eligible to be designated as hedging instruments as there is no corresponding underlying exposure.

6. DEBT

Debt Maturing Within One Year:

                                                            March 31,          September 30,
                                                              2001                  2000

     Commercial paper..................                     $  829                 $2,475
     Current portion of long-term debt.                        750                    750
     Revolving credit facility.........                        500                      -
     Secured borrowings and other......                        235                    243
                                                            ------                 ------
                                                             2,314                  3,468
     Long-term debt....................                      3,056                  3,030
                                                            ------                 ------
        Total debt.....................                     $5,370                 $6,498
                                                            ======                 ======


On February 22, 2001, Lucent completed arrangements for $6,500 of Credit Facilities with financial institutions. These Credit Facilities consist of a replacement for the 364-day $2,000 Credit Facility that expired on February 22, 2001 and a new 364-day $2,500 assumable Credit Facility for Agere (the "Assumable Credit Facility"). In addition to these two Credit Facilities, Lucent amended an existing $2,000 Credit Facility expiring in February 2003. Under the 364-day $2,000 Credit Facility, any loans outstanding at maturity may be extended,

                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

at Lucent's option, to February 26, 2003. Prior to the IPO, Lucent borrowed $2.5 billion under the Assumable Credit Facility, which was assumed by Agere on April 2, 2001, the closing of their IPO. Lucent has allocated this short-term debt to discontinued operations at March 31, 2001 and it is reflected in the net current liabilities of discontinued operations.

The Credit Facilities are secured by substantially all of Lucent's assets (the "Collateral"), including the pledge of the Agere stock owned by Lucent. Lucent expects the pledge of the Agere stock to be released by September 30, 2001. Certain other existing financings and obligations are, and certain future financings and obligations could be, similarly secured during the time the Collateral arrangements for the Credit Facilities are in effect.

The Credit Facilities contain affirmative and negative covenants, including financial covenants requiring the maintenance of specified consolidated minimum net worth and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). As of March 31, 2001, Lucent was in compliance with these covenants. In addition, meeting a current asset ratio requirement is a condition for releasing the pledge of the Agere stock and will terminate upon the Distribution. The Agere stock can be released and the Distribution can occur at Lucent`s request if there is no event of default under Lucent's Credit Facilities (including compliance with the net worth, EBITDA, and current asset ratio covenants) and Lucent has received $2,500 of proceeds from certain non-operating sources. As of April 2, 2001, Lucent had received $519 of such proceeds (see Note 13).

As of March 31, 2001, Lucent had borrowed $500 under its remaining $4,000 Credit Facilities. The borrowings during the quarter were primarily used to pay down Lucent's commercial paper balances as they became due.

7. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents net income (loss) plus the results of certain changes not reflected in the Consolidated Statements of Operations. The components of comprehensive income (loss), net of tax, (except for foreign currency translation adjustments which are not currently adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries) are as follows:


                                                         Three Months Ended                Six Months Ended
                                                              March 31,                        March 31,
                                                        2001            2000             2001             2000
                                                        ----            ----             ----             ----

Net income (loss).................................    $(3,688)          $755           $(4,083)          $2,004
Other comprehensive income (loss):
Foreign currency translation adjustments..........        (64)            (7)              (48)             (59)
Reclassification adjustment to foreign currency
   translation for sale of foreign entities (net
   of  tax of $2).................................          -              -                (3)               -
Unrealized holding gains (losses) on certain
  investments.....................................        (26)             7              (121)             170
Reclassification adjustments for realized gains
  and impairment losses on certain investments(net
  of tax provision (benefit) of $27, ($21), $28
  and ($110), respectively).......................         40            (53)               43             (171)
Cumulative effect of accounting change (SFAS 133).          -              -                11                -
Net derivative gains on cash flow hedges..........          2              -                 1                -
                                                      -------           ----           -------           ------
Comprehensive income (loss).......................    $(3,736)          $702           $(4,200)          $1,944
                                                      =======           ====           =======           ======


                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


8. SUPPLEMENTARY BALANCE SHEET INFORMATION

Inventories:


                                                                 March 31,       September 30,
                                                                   2001              2000

     Completed goods..............................                $3,151            $2,810
     Work in process and raw materials............                 2,968             2,290
                                                                  ------            ------
        Total inventories.........................                $6,119            $5,100
                                                                  ======            ======


9. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities had been issued. As a result of the net loss from continuing operations reported for the three and six months ended March 31, 2001, approximately 34.8 and 45.1, respectively, of potential common shares have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share.

In addition, options where the exercise price was greater than the average market price of the common shares of 423.6 and 376.8 for the three and six month periods ended March 31, 2001, respectively, and 39.6 and 11.3 for the three and six month periods ended March 31, 2000, respectively, were excluded from the computation of diluted earnings (loss) per share.

The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                                  Three Months Ended                  Six Months Ended
                                                                      March 31,                          March 31,
                                                                2001             2000              2001             2000
                                                                ----             ----              ----             ----

Net income (loss) ............................                $(3,688)          $ 755            $(4,083)           $2,004
Earnings (loss) per common share - basic:
   Income (loss) from continuing operations...                $ (0.99)          $0.15            $ (1.46)           $ 0.45
   Income (loss) from discontinued                                                                                    0.18
     operations...............................                  (0.09)           0.09              (0.09)
   Extraordinary gain.........................                      -               -               0.34                 -
   Cumulative effect of accounting change.....                      -               -               0.01                 -
                                                              -------        --------            -------            -------
   Net income(loss)...........................                $ (1.08)          $0.24            $ (1.20)           $ 0.63
                                                              =======        ========            =======            =======

Earnings (loss) per common share-diluted:
   Income (loss) from continuing operations                   $ (0.99)          $0.14            $ (1.46)           $  0.44
   Income (loss) from discontinued                                                                                     0.17
     operations...............................                  (0.09)           0.09              (0.09)
   Extraordinary gain.........................                      -               -               0.34                  -
   Cumulative effect of accounting change.....                      -               -               0.01                  -
                                                              -------        --------            -------            -------

   Net income (loss)..........................                $ (1.08)          $0.23            $ (1.20)           $  0.61
                                                              =======        ========            =======            =======

Dividends declared per common share...........                $  0.02           $0.00            $  0.04            $  0.04
                                                              =======        ========            =======            =======

Number of Shares
Common shares - basic.........................                3,400.8         3,183.4            3,394.0            3,168.8
Effect of dilutive securities:
   Stock options..............................                      -            85.0                  -               97.1
   Other .....................................                      -             5.3                  -                5.4
                                                              -------        --------            -------            -------
Common shares - diluted.......................                3,400.8         3,273.7            3,394.0            3,271.3
                                                              =======        ========            =======            =======


                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

10.  OPERATING SEGMENTS

Lucent operates in the global telecommunications networking industry and designs, develops, manufactures and services communication systems, software and related products. Lucent's operations include two reportable segments: Products and Services. The two reportable segments are managed separately. The Products segment provides public networking systems and software to telecommunications service providers and public network operators around the world and optical fiber for applications in the communications and computing industries. The Services segment includes the full life cycle of planning and design, consulting and integration support services as well as network engineering, provisioning, installation and warranty support.

Lucent has reclassified the results of operations related to Agere, its power systems business and Avaya as discontinued operations (see Note 3). Agere and the power systems business were previously disclosed within a separate operating segment, Microelectronics and Communications Technologies. In addition, Avaya was also previously disclosed as a separate operating segment, Enterprise Networks. The new segment structure described above reflects the Company's management of its remaining business.

Performance measurement and resource allocation for the reportable operating segments are based on many factors. The primary financial measure is contribution margin, which includes the revenues and costs and expenses directly controlled by the reportable segment. In addition, contribution margin includes allocations of the provision for uncollectibles and customer financings, which are typically managed on a common basis. Contribution margin for reportable segments excludes certain personnel costs including those related to pension and post-retirement and certain other costs related to shared services such as general corporate functions and regional sales and marketing which are managed on a common basis in order to realize economies of scale and efficient use of resources. Contribution margin for reportable segments also excludes acquisition-related costs such as goodwill and other acquired intangibles amortization, purchased in-process research and development and other costs from business acquisitions and, in fiscal 2001, business restructuring charges and related asset impairments. The accounting policies of the reportable segments are essentially the same as those applied in the consolidated financial statements to the extent that the related items are included within contribution margin. Intersegment transactions that occur are based on current market prices and all intersegment profit is eliminated in consolidation.

The following tables present Lucent's revenues and contribution margin by reportable operating segment:

                                                                   Three Months                         Six Months
                                                                  Ended March 31,                     Ended March 31,
                                                               2001             2000              2001               2000
                                                               ----             ----              ----               ----

                        External Revenues
Products.........................................              $4,786          $ 5,939             $8,149           $11,581
Services.........................................               1,106            1,111              2,026             2,237
                                                               ------           ------            -------           -------
   Total reportable segments.....................               5,892            7,050             10,175            13,818
Other (a)........................................                  23              180                 94               502
                                                               ------           ------            -------           -------
   Total External Revenues.......................               5,915            7,230             10,269            14,320
                                                               ======           ======            =======           =======

                      Intersegment Revenues
Products.........................................                  22               36                 68                92
Services.........................................                  59               22                 82                37
                                                               ------           ------            -------           -------
   Total reportable segments.....................                  81               58                150               129
Other (a)........................................                 (81)             (58)              (150)             (129)
                                                               ------           ------            -------           -------
   Total Intersegment Revenues...................                   -                -                  -                 -
                                                               ======           ======            =======           =======

                         Total Revenues
Products.........................................               4,808            5,975              8,217            11,673
Services.........................................               1,165            1,133              2,108             2,274
                                                               ------           ------            -------           -------
   Total reportable segments.....................               5,973            7,108             10,325            13,947
Other (a)........................................                 (58)             122                (56)              373
                                                               ------           ------            -------           -------
   Total Revenues................................              $5,915           $7,230            $10,269           $14,320
                                                               ======           ======            =======           =======


                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                                    Three Months                         Six Months
                                                                   Ended March 31,                     Ended March 31,
                                                                2001             2000              2001               2000
                                                                ----             ----              ----               ----

                       Contribution Margin
Products..........................................            $  (684)           $1,391            $(1,819)          $ 2,869
Services..........................................               (246)              175               (333)              311
                                                              -------            ------            --------          -------
   Total reportable segments .....................               (930)            1,566             (2,152)            3,180
Business restructuring charges and related asset
     impairments..................................             (2,710)                -             (2,710)               -
Acquisition/integration-related costs ............                   -                -                  -               (62)
Goodwill and other acquired intangibles
     amortization ................................               (249)              (43)              (510)              (88)
Regional sales and marketing expenses ............               (592)             (617)            (1,163)           (1,185)
Other (a).........................................               (312)             (120)              (443)              162
                                                              -------            ------            --------          -------
   Operating income (loss)........................            $(4,793)           $  786           $ (6,978)          $ 2,007
                                                              =======            ======            ========          =======


(a) Other primarily includes the results from the Company's remaining consumer products business in fiscal 2000, other smaller units, eliminations of internal business, and unallocated costs of shared services. The remaining consumer products business was sold in the second fiscal quarter of 2000.

11. COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2001 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent, from matters other than those described in the next paragraph, beyond that provided for at March 31, 2001 would not be material to the annual Consolidated Financial Statements.

Lucent and certain of its former officers are defendants in several purported shareholder class action lawsuits for alleged violations of federal securities laws, which have been consolidated in a single action. Specifically, the complaints allege, among other things, that beginning in late October 1999, Lucent and certain of its officers misrepresented Lucent's financial condition and failed to disclose material facts that would have an adverse impact on Lucent's future earnings and prospects for growth. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. These actions are in the early stages and the Company is unable to determine their potential impact on the Consolidated Financial Statements. Lucent intends to defend these actions vigorously. Also, Lucent has been served with several derivative complaints filed by individual Lucent shareholders against the current members of Lucent's Board of Directors, two former directors and an officer, which have been consolidated in a single action. These actions make claims for breach of fiduciary duties allegedly owed to the Company, and seek damages against the defendants and in favor of Lucent, as well as costs and expenses associated with litigation for the individual plaintiffs. These derivative actions are in the early stages and the Company is unable to determine their potential impact on the Consolidated Financial Statements. Lucent intends to defend this action vigorously.

A complaint has been filed by Winstar Communications, Inc. and Winstar Wireless, Inc. against Lucent in connection with the Chapter 11 bankruptcy petition filed by Winstar Communications, Inc. and various related entities. The complaint asserts claims for breach of contract and fraudulent inducement against the Company and seeks damages in excess of $10 billion and injunctive relief, as well as costs and expenses associated with litigation. Lucent believes this action is without merit.

                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

In connection with the formation of Lucent from certain units of AT&T Corp. and the associated assets and liabilities of those units (the "Separation") and AT&T's distribution of its remaining interest in Lucent to its shareowners (The "Distribution"), Lucent, AT&T and NCR Corporation executed and delivered the Separation and Distribution Agreement, dated as of February 1, 1996, as amended and restated, and certain related agreements. The Separation and Distribution Agreement, among other things, provides that Lucent will indemnify AT&T and NCR for all liabilities relating to Lucent's business and operations and for all contingent liabilities relating to Lucent's business and operations or otherwise assigned to Lucent. In addition to contingent liabilities relating to the present or former business of Lucent, any contingent liabilities relating to AT&T's discontinued computer operations (other than those of NCR) were assigned to Lucent. The Separation and Distribution Agreement provides for the sharing of contingent liabilities not allocated to one of the parties, in the following proportions: AT&T: 75%, Lucent: 22%, and NCR: 3%. The Separation and Distribution Agreement also provides that each party will share specified portions of contingent liabilities related to the business of any of the other parties that exceed specified levels.

In connection with the spin-off of Avaya, Lucent and Avaya executed and delivered a Contribution and Distribution Agreement which provides for indemnification by each company with respect to contingent liabilities primarily relating to their respective businesses or otherwise assigned to each, subject to certain sharing provisions. In the event the aggregate value of all amounts paid by each company, in respect of any single contingent liability or any set or group of related contingent liabilities, is in excess of $50, each company will share portions in excess of the threshold amount based on agreed-upon percentages. The Contribution and Distribution Agreement also provides for the sharing of certain contingent liabilities, specifically: (1) any contingent liabilities that are not primarily contingent liabilities of Lucent or contingent liabilities associated with the businesses attributed to Avaya; (2) certain specifically identified liabilities, including liabilities relating to terminated, divested or discontinued businesses or operations; and (3) shared contingent liabilities within the meaning of the Separation and Distribution Agreement with AT&T Corp.

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

                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites, which typically range from five to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily on internal or third-party environmental studies and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amounts of such reserves, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at March 31, 2001 cannot be estimated.

12. RECENT PRONOUNCEMENT

In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. Lucent will adopt SAB 101 in the fourth fiscal quarter of 2001 retroactively to the beginning of fiscal 2001. Management is currently evaluating the potential effect of the implementation of SAB 101 on Lucent's financial condition and results of operations. In implementing SAB 101, the Company expects to elect a policy of not recognizing any revenue on equipment sold on an installed basis until installation is complete. SAB 101 does not impact revenue recognition for software and long-term contracts. The implementation of SAB 101 could result in a significant one-time charge to earnings as a cumulative effect of accounting change. In addition, the adoption may result in revisions of previously issued quarterly results issued in fiscal 2001.

13. SUBSEQUENT EVENTS

Agere IPO
---------
On April 2, 2001, Agere completed an IPO of 600 shares of Class A common stock, resulting in net proceeds of $3,440. As a result of the IPO, the Company will record an increase to shareowner's equity of approximately $920 in the third fiscal quarter of 2001. In addition, on April 2, 2001, Morgan Stanley exercised its overallotment option to purchase an additional 90 shares of Agere Class A common stock from Lucent. Morgan Stanley exchanged $519 of Lucent commercial paper for the Agere shares. This transaction resulted in a gain of approximately $140, which has partially reduced the estimated loss on disposal of Agere (see
Note 3). On April 2, 2001, after the IPO and the exercise of the overallotment option, Lucent owned 58% of Agere.

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

During the fiscal year ended September 30, 2000 and continuing through the second fiscal quarter of 2001, various initiatives were undertaken to reorganize the Company to become more focused and better positioned to capitalize on market opportunities. This reorganization included:

o On April 2, 2001, Agere (Lucent's microelectronics business) completed an IPO of 600 million shares of Class A common stock. Lucent plans to spin off the remaining shares through a tax-free distribution to its shareholders by September 30, 2001 ("Distribution") (see AGERE IPO).

o On March 12, 2001, Lucent announced that it was pursuing a variety of strategic alternatives for the optical fiber solutions business. The Company is currently reviewing several bids for the sale of the business.

o On February 22, 2001, Lucent completed arrangements for $6.5 billion of Credit Facilities with financial institutions. (see LIQUIDITY AND CAPITAL RESOURCES).

o On January 24, 2001, Lucent announced its restructuring plan. In connection with the plan, Lucent recorded a pre-tax charge to earnings of $2.7 billion in the current quarter ended March 31, 2001 (see RESTRUCTURING CHARGE AND RELATED ASSET IMPAIRMENTS).

o On December 29, 2000 Lucent completed the sale of its power systems business to Tyco International Ltd, for $2.5 billion in cash.

o On September 30, 2000 Lucent completed the spin-off of Avaya Inc., formerly its enterprise networks business.

Lucent's consolidated financial statements for all periods presented reflect Agere and the power systems business and Avaya as discontinued business segments.

On a total basis, Lucent reported a net loss of $3.7 billion, or $1.08 loss per basic and diluted share for the quarter ended March 31, 2001, as compared with net income in the prior year quarter of $755 million, or $0.23 per diluted share. The current quarter net loss was impacted by a pretax charge for business restructuring and related asset impairments of $2.7 billion ($0.58 per basic and diluted share), a pre-tax charge of $845 million ($0.15 per basic and diluted share) for an additional loss provision for amounts due from Winstar Communications, Inc., which recently announced that it is seeking protection under the U.S. Bankruptcy Code, and the write-down of certain equity investments. Lucent has fully reserved for its loans to Winstar. In addition, the current quarter included a net loss from discontinued operations of $308 million ($0.09 per basic and diluted share; see Note 3 to the accompanying Consolidated Financial Statements). The prior year included net income from discontinued operations of $293 million ($0.09 per diluted share).

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


For the six months ended March 31, 2001, Lucent reported a net loss of $4.1 billion, or $1.20 loss per basic and diluted share compared with net income of $2.0 billion, or $0.61 per diluted share in the same period last year. In addition to the items impacting the second fiscal quarter, the net loss for the six-month period ended March 31, 2001 includes an extraordinary gain of $1.2 billion ($0.34 per basic and diluted share) related to the sale of the power systems business, a gain from a cumulative effect of accounting change of $30 million ($0.01 per basic and diluted share) related to the adoption of Statement of Financial Accounting Standard No. 133 and a net loss from discontinued operations for the first fiscal quarter of $5 million. Net income for the comparable prior year period includes net income from discontinued operations of $563 million ($0.17 per diluted share), a pre-tax gain on the sale of an equity investment of $189 million and a pre-tax charge of $61 million to operating expenses primarily associated with the mergers with International Network Services, Excel Switching Corp. and Xedia Corporation (combined $0.02 per diluted share).

RESTRUCTURING CHARGE AND RELATED ASSET IMPAIRMENTS

In connection with a restructuring plan to exit certain non-strategic product lines within the data networking, wireless, optical networking and switching solutions groups and to streamline its cost structure in various businesses and corporate operations, Lucent recorded in the current fiscal quarter a pre-tax charge to earnings of $2.7 billion, which includes restructuring costs of $810 million and asset write-downs and other charges of $1.9 billion. The Company expects to reduce its headcount by 10,000 through involuntary employee separations and attrition. As of April 30, 2001, approximately 2,000 employee separations were completed.

Restructuring costs primarily relate to involuntary employee separations of $389 million for approximately 6,300 employees, contract settlements of $350 million, facility closings of $60 million and other of $11 million.

The employee separations impact all business groups and geographic regions of the Company with the majority pertaining to management employees. Of the $389 million employee separation charge, payments of $84 million for termination benefits to certain U.S. management are expected to be funded through the Company's surplus pension assets. The remaining charge will be funded through cash from operations. As of March 31, 2001, approximately 900 employee separations have been completed of which $13 million was paid from cash from operations. Lucent anticipates that employee separations will be substantially completed during the fourth fiscal quarter of 2001.

Asset write-downs primarily reflect the write-down of certain long-lived assets and inventory that became impaired as a result of management's decision to discontinue certain product lines and product development efforts. Impairment losses for goodwill and other acquired intangibles were based upon the write-down to their fair value, which was estimated by discounting the expected future cash flows. As a result, an impairment charge of $835 million for goodwill and other acquired intangibles was incurred, which largely relates to a write-down of $556 million relating to the rationalization of the metro optical networking offer. The remainder of the asset write-downs primarily consists of inventory, property, plant and equipment and capitalized software associated with the Company's product rationalization included in the restructuring plan. These actions primarily affect the Products segment.

Lucent does not expect significant cash savings from the restructuring plan in the current fiscal year. The restructuring plan is expected to yield cash savings of approximately $750 million annually, beginning in fiscal year 2002. These savings largely relate to reduced employee-related costs and are expected to be realized primarily in operating expenses.

The Company expects to substantially complete the restructuring plan by December 31, 2001. Lucent will continue to review its product lines and internal processes throughout fiscal year 2001, which may result in additional cost structure improvements and associated business restructuring charges. In addition, the Company continues to pursue its outsourcing plan for contract manufacturing and has received bids for its manufacturing operations in Oklahoma City, Oklahoma and Columbus, Ohio. This plan is expected to result in an additional reduction in headcount by the end of the fiscal year.

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


DISCONTINUED OPERATIONS

Agere and the power systems business, and Avaya represented significant segments of the Company and, in accordance with Accounting Principles Board Opinion No. 30, have been reclassified in the consolidated financial statements for all periods presented as discontinued operations.

For further details of the components of discontinued operations see Note 3 of the accompanying Consolidated Financial Statements.

The following discussion focuses on Lucent's results from continuing operations.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED MARCH 31, 2001 VERSUS THREE AND SIX MONTHS ENDED MARCH 31, 2000

REVENUES

The following table presents Lucent's revenues by U.S. and non-U.S. and the approximate percentage of total revenues (in millions):

                             Three Months Ended March 31,                  Six Months Ended March 31,
                             -----------------------------                 --------------------------
                          2001           2000         decrease         2001            2000         decrease
                          ----           ----         --------         ----            ----         --------
 U.S.                    $4,136         $4,903        (15.6%)         $ 6,842        $ 9,664        (29.2%)
 Non - U.S.               1,779          2,327        (23.5%)           3,427          4,656        (26.4%)
                         ------         ------        ------          -------        -------        ------
 Total Revenues          $5,915         $7,230        (18.2%)         $10,269        $14,320        (28.3%)
                         ======         ======        ======          =======        =======        ======



                          As a percentage of                            As a percentage of
                            total revenues                                total revenues
                         -------------------                           ---------------------
 U.S.                    69.9%           67.8%                          66.6%          67.5%
 Non - U.S.              30.1%           32.2%                          33.4%          32.5%
                        -----           -----                          -----          -----
 Total Revenues         100.0%          100.0%                         100.0%         100.0%
                        =====           =====                          =====          =====


The decrease in the three and six months ended March 31, 2001 was primarily due to significant sales declines from the continued softening in the competitive local exchange carrier market, slowdown in capital spending by established service providers, which resulted in lower sales of hardware and software products, and continued focus on a more selective vendor financing program. Although revenue growth declined compared to the prior year, total revenues in the current fiscal quarter improved by approximately 36% (53% in the U.S. and 8% internationally) when compared to the first fiscal quarter of 2001. The sequential growth was primarily from higher sales to large service provider companies where Lucent provides a full range of network solutions, services and support. The Company is redirecting its sales efforts away from the competitive local exchange carrier market and towards the large service provider companies.

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

REVENUES BY SEGMENT

The following table presents Lucent's revenues by segment and by U.S. and non-U.S., and the approximate percentage of total revenues for the three and six months ended March 31, 2001 and 2000 (in millions):



                             Three Months Ended March 31,                    Six Months Ended March 31,
                             -----------------------------                   ---------------------------
                                                  % increase
                           2001       2000        (decrease)            2001           2000        % decrease
                           ----       ----        ----------            ----           ----        ----------
U.S.:
  Products              $ 3,375      $ 3,972         (15.0%)           $ 5,381        $7,720         (30.3%)
  Services                  724          767          (5.6%)             1,368         1,419          (3.6%)
Non - U.S.:
  Products                1,411        1,967         (28.3%)             2,768         3,861         (28.3%)
  Services                  382          344          11.0%                658           818         (19.6%)
Total:
  Products              $ 4,786      $ 5,939         (19.4%)           $ 8,149      $ 11,581         (29.6%)
  Services                1,106        1,111          (0.5%)             2,026         2,237          (9.4%)


                          As a percentage of                               As a percentage of
                            total revenues                                  total revenues
                            --------------                                  --------------
  Products               80.9%        82.1%                              79.4%         80.9%
  Services               18.7%        15.4%                              19.7%         15.6%



Revenue decreases from Products were across all product lines, except optical fiber, and were primarily attributable to the factors noted in REVENUES. The six-month period decrease was also impacted by a substantial reduction of revenues to one large U.S. customer, partially offset by improved revenues to large service providers in the second fiscal quarter of 2001, and the winddown of a major long-term foreign project.

Revenues from Services for the six month period decreased due to the factors noted above. A significant portion of Services revenues is generated from revenues from Products, therefore, slower growth in Products affects growth in Services.

GROSS MARGIN

As a percentage of revenue, gross margin decreased to 8.4% from 40.7% in the prior year quarter and to 11.5% from 43.0% in the prior six-month period. Excluding the impact of the $536 million inventory write-down associated with the business restructuring charge, gross margin for the current fiscal quarter and six-month period would have been 17.5% and 16.7%, respectively. Gross margin continues to be constrained by a change in product mix, which includes lower software revenues that typically have higher margins and the introduction of newer products at lower margins, and costs associated with an infrastructure built to support a larger revenue base. In the current fiscal quarter, gross margin was also impacted by write-downs related to obsolete inventory and provisions for contract settlements.

OPERATING EXPENSES

The following table presents Lucent's operating expenses and the percentage change (in millions, excluding business restructuring and related asset impairment charge):

                                               Three Months Ended March 31,                 Six Months Ended March 31,
                                               -----------------------------                --------------------------
                                           2001           2000        %increase          2001         2000        %increase
                                           ----           ----        ---------          ----         ----        ---------
 SG&A, excluding amortization of
   goodwill and other acquired
   intangibles                            $ 1,899          1,266            50.0%      $ 3,493      $ 2,463            41.8%

 Amortization of goodwill and other
   acquired intangibles                       249             43              NM           510           88               NM
                                          -------        -------                       -------      -------            -----
   Total SG&A                               2,148          1,309            64.1%        4,003        2,551            56.9%
 R&D                                          970            844            14.9%        1,982        1,595            24.3%
                                          -------        -------                       -------      -------            -----
  Operating Expenses                      $ 3,118        $ 2,153            44.8%      $ 5,985      $ 4,146            44.4%
                                          =======        =======                       =======      =======            =====

---------
NM  Not meaningful

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Increase in selling, general and administrative ("SG&A") expenses for the three and six months ended March 31, 2001, excluding the amortization of goodwill and other acquired intangibles, was largely the result of the provisions recorded in the current fiscal quarter for amounts due from Winstar and higher provisions for receivables and customer financings.

The increases in the amortization of goodwill and acquired intangibles are primarily from the acquisitions of Chromatis Networks, Inc. in June 2000 and Spring Tide Networks in September 2000. As a result of these acquisitions, amortization of goodwill and other acquired intangibles in fiscal year 2001 will be higher than the prior year. However, the impact of the increase will be lower than originally anticipated due to the $835 million write-down of goodwill and other acquired intangibles in connection with the restructuring plan.

The net increases in research and development ("R&D") expenses are primarily due to acquisitions made subsequent to the second fiscal quarter of 2000 and new product development, particularly in Internet infrastructure and next-generation wireless products.

OTHER INCOME (EXPENSE) - NET

Other income (expense)- net, was an expense of $77 million for the quarter compared to expense of $19 million in the prior year quarter. The increase in the current fiscal quarter was largely due to a charge of approximately $145 million related to write-downs of certain equity investments, offset in part by interest income. For the six months ended March 31, 2001, other income(expense)- net was an expense of $117 million compared with income of $237 million in the year-ago period. The change between periods was largely due to write-downs of investments this period compared to net gains on sales of investments in the prior year period. The prior year six-month period included a $189 million gain from the sale of an equity investment.

INTEREST EXPENSE

Interest expense for the quarter increased $72 million to $153 million and for the six months increased $120 million to $280 million as compared with the similar periods of the prior year. The increases in interest expense are due to higher average short-term debt levels coupled with an increase in weighted average interest rates as compared to the same prior year periods.

PROVISION (BENEFIT) FOR INCOME TAXES

The following table presents Lucent's provision (benefit) for income taxes and the related effective tax rates (in millions):


                                       Three Months Ended             Six Months Ended
                                       -------------------           -----------------
                                            March 31,                    March  31,
                                            ---------                    ---------
                                        2001         2000             2001          2000
                                        ----         ----             ----          ----
Provision (benefit) for income
  taxes                               $(1,643)       $ 224          $(2,421)       $ 643
Effective tax rate                       32.7%        32.7%            32.8%        30.9%


The current three and six month period effective tax rates are lower than the U.S. statutory rate primarily from the impact of non-tax deductible goodwill amortization and certain non-tax deductible charges for business restructuring charges and related asset impairments on the pre-tax loss, both of which decrease the effective tax benefit rate, offset in part by research and development tax credits, which increase the effective tax benefit rate on the pre-tax loss.

The prior year three and six month period effective tax rates are lower than the U.S. statutory rate primarily due to research and development tax credits and the tax impact of non-U.S. activity.

As a result of the Company's loss from operations, Lucent has recorded a tax benefit and related asset. While the Company has taxable income for U.S. federal purposes in the applicable carryback periods to apply against a portion of the current period loss, realizability of the recorded tax assets is dependent, in part, on future taxable income. Management believes that sufficient future taxable income will be generated in order to utilize the future deductible amounts arising during fiscal 2001 and that this tax asset will be realizable, although there can be no assurance that this will be the case.

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

Agere IPO

On April 2, 2001, Agere completed its IPO of 600 million shares of Agere Class A common stock, resulting in net proceeds of $3.4 billion to Agere. As a result of the IPO, the Company will record an increase to shareowners' equity of approximately $920 million in the third fiscal quarter of 2001. In addition, Morgan Stanley exercised its overallotment option to purchase an additional 90 million shares of Agere Class A common stock from Lucent and exchanged $519 million of Lucent commercial paper for the Agere shares. The transaction resulted in a gain of approximately $140 million, which has been included in calculating the net loss on disposal of Agere. On April 2, 2001, after the IPO and with the exercise of the overallotment option, Lucent owned 58% of Agere.

Debt

On February 22, 2001, Lucent completed arrangements for $6.5 billion of Credit Facilities with financial institutions. These Credit Facilities consist of a replacement for the 364-day $2.0 billion Credit Facility that expired on February 22, 2001 and a new 364-day $2.5 billion assumable credit facility for Agere (the "Assumable Credit Facility"). In addition to these two Credit Facilities, Lucent amended an existing $2.0 billion Credit Facility expiring in February 2003. Under the 364-day $2.0 billion Credit Facility, any loans outstanding at maturity may be extended, at Lucent's option, to February 26, 2003. Prior to the IPO, Lucent borrowed $2.5 billion under the Assumable Credit Facility, which was assumed by Agere on April 2, 2001, the closing of their IPO. Lucent has allocated this short-term debt to discontinued operations at March 31, 2001 and it is reflected in the net current liabilities of discontinued operations.

The Credit Facilities are secured by substantially all of Lucent's assets (the "Collateral"), including the pledge of the Agere stock owned by Lucent. Lucent expects the pledge of the Agere stock to be released by September 30, 2001. Certain other existing financings and obligations are, and certain future financings and obligations could be, similarly secured during the time the Collateral arrangements for the Credit Facilities are in effect.

The Credit Facilities contain affirmative and negative covenants, including financial covenants requiring the maintenance of specified, consolidated minimum net worth and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). As of March 31, 2001, Lucent was in compliance with these covenants. In addition, meeting a current asset ratio requirement is a condition for releasing the pledge of the Agere stock and will terminate on the Distribution. The Agere stock can be released and the Distribution can occur at Lucent`s request if there is no event of default under Lucent's Credit Facilities (including compliance with the net worth, EBITDA, and current asset ratio covenants) and Lucent has received $2.5 billion of proceeds from certain non-operating sources. As of April 2, 2001, Lucent had received $519 million of such proceeds. The Company is evaluating a number of strategic alternatives to satisfy this requirement, including the potential sale of the optical fiber business.

Excluding the Assumable Credit Facility as of March 31, 2001, Lucent had $500 million outstanding under its remaining $4.0 billion Credit Facilities. The borrowings during the quarter were primarily used to pay down Lucent's commercial paper balances as they became due. As of April 30, 2001, Lucent repaid all of its outstanding commercial paper balances.

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Cash Flows

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.8 billion for the six months ended March 31, 2001 and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $2.5 billion, increase in inventories and contracts in process of $1.3 billion and changes in other operating assets and liabilities of $1.0 billion. These increases were partially offset by a decrease in receivables of $2.4 billion.

Net cash used in operating activities of $338 million for the six months ended March 31, 2000 was primarily due to increases in receivables and inventories and contracts in process of $1,096 and $516 million, respectively, decrease in accounts payable of $316 million and changes in other operating assets and liabilities of $625 million, offset by income from continuing operations (adjusted for non-cash items) of $1.3 billion and tax benefits from stock options of $909 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities was $1.7 billion for the six months ended March 31, 2001 and primarily consisted of the $2.5 billion cash proceeds received from the sale of the power systems business offset in part by capital expenditures of $752 million.

Net cash provided by investing activities was $238 million for the six months ended March 31, 2000 and primarily consisted of proceeds from the sales of investments of $831 million offset by $740 million of capital expenditures.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended March 31, 2001 of $1.3 billion was primarily from borrowings of short-term debt under the Company's credit facility.

Net cash used in financing activities for the six months ended March 31, 2000 of $65 million was primarily from the proceeds from issuances of common stock related to the exercise of stock options offset by repayments of long-term debt and short-term borrowings.

Notes Receivable and Financial Guarantees

Some of Lucent's customers worldwide are requiring their suppliers to arrange or provide long-term financing for them as a condition of obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to more than a billion dollars. Lucent uses a disciplined credit evaluation and business review process that takes into account the credit quality of individual borrowers and their related business plans as well as market conditions. The Company considers requests for financing on a case-by-case basis and offers financing only after careful review. As market conditions permit, Lucent's intention is to sell or transfer these long-term financing arrangements, which may include both commitments and drawn-down borrowings, to financial institutions and other investors. This enables Lucent to reduce the amount of its commitments and free up additional financing capacity.

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table presents Lucent's customer financing commitments at March 31, 2001 (in billions):

                                                                At March 31, 2001
                                                  -----------------------------------------------
                                                  Total Loans and
                                                     Guarantees        Loans (a)       Guarantees
          Drawn commitments                             $ 2.8           $ 2.0             $ 0.8
          Available but not drawn                         3.2             2.5               0.7
          Not available                                   0.9             0.8               0.1
                                                        -----           -----             -----
            Total                                       $ 6.9           $ 5.3             $ 1.6
                                                        =====           =====             =====


---------
(a) includes $737 million of drawn commitments, which are fully reserved for at March 31, 2001, and $263 million of available but not drawn amounts related to Winstar.

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

Cash and Liquidity

Future financings will be arranged to meet Lucent's requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions. Lucent's credit ratings have been reduced during the current year. Moody's Investor Services currently rates Lucent's commercial paper as Prime-3 and its senior unsecured long-term debt as Baa3. Standard and Poor's currently rates Lucent's commercial paper as A-3 and its senior unsecured long-term debt as BBB-. All of the ratings have negative outlooks. Lucent is continuing its discussions with the rating agencies. As a result of Lucent's lower credit ratings, commercial paper and certain other short-term borrowings are unavailable to Lucent. Lucent anticipates that its existing cash balances and borrowings under its bank credit facilities will be adequate to satisfy its near-term cash requirements, although there can be no assurance that this will be the case.

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

Lucent's investment portfolio includes equity investments in public and privately held emerging market companies. Many of these companies are still in the start-up or development stage. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never develop. In addition, the values of Lucent's investments in publicly traded companies are subject to significant market volatility. Due to the recent economic downturn in the technology sector, Lucent recorded write-downs of approximately $145 million on certain equity investments. Given current market conditions, the Company may incur additional charges on its investment portfolio in the future. Lucent generally does not hedge its equity price risk and as of March 31, 2001, Lucent had no outstanding hedge instruments associated with this risk.

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

Effective October 1, 2000, Lucent adopted SFAS 133 - "Accounting for Derivative Instruments and Hedging Activities" and its corresponding amendments under SFAS No. 138. The adoption of SFAS 133 resulted in a cumulative after-tax reduction in net loss of $30 million (net of tax of $17 million) and an $11 million credit to other comprehensive income (OCI) in the first quarter of fiscal year 2001. The reduction in net loss is primarily attributable to derivatives not designated as hedging instruments, including foreign currency embedded derivatives, equity warrants and other derivatives (see Note 5 of the accompanying Consolidated Financial Statements).

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

Lucent manages its ratio of fixed to floating rate debt with the objective of achieving a mix that management believes is appropriate. To manage this mix in a cost-effective manner, Lucent, from time to time, enters into interest rate swap agreements in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts. Lucent had no material interest rate swap agreements in effect at March 31, 2001 or September 30, 2000.

OTHER INFORMATION

On November 21, 2000, Lucent announced that it had identified an issue impacting revenue in the fourth fiscal quarter of 2000. The Company informed the SEC and initiated a review by its outside counsel and outside auditors. In late December, the Company announced the results of the review, which resulted in certain adjustments to fourth fiscal quarter results. Lucent also informed the SEC and is cooperating fully with the SEC's investigation of these matters.

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

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Future Factors include increasing price, products and services competition by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; the availability of manufacturing capacity, components and materials; the ability to recruit and retain talent; the achievement of lower costs and expenses; credit concerns in the emerging service provider market; customer demand for the Company's products and services; the ability to successfully integrate the operations and business of acquired companies; timely completion of the proposed distribution of Lucent's remaining shares of Agere; the timely implementation of the Company's restructuring and financial plans and programs; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers and significant suppliers; the ability to supply customer financing; technological, implementation and cost/financial risks in the use of large, multiyear contracts; the Company's credit ratings; compliance with the covenants and restrictions of the Company's Credit Facilities; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including the global economic slowdown and interest rate and currency exchange rate fluctuations and other Future Factors.

For a further description of Future Factors that could cause actual results to differ materially from such forward-looking statements, see the discussion in Lucent's Annual Report on Form 10-K for the year ended September 30, 2000 - Item
1. section VIII. OUTLOOK and Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Forward-Looking Statements.

European Monetary Union--Euro

Several member countries of the European Union have established fixed conversion rates between their existing sovereign currencies and the Euro and have adopted the Euro as their new single legal currency. The legacy currencies will remain legal tender in the participating countries for a transition period until January 1, 2002. During the transition period, cashless payments can be made in the Euro. Between January 1, 2002 and March 1, 2002, the participating countries will introduce Euro notes and coins and withdraw all legacy currencies so that they will no longer be available.

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

                                                             Form 10-Q - Part II

                           Part II - Other Information

Item 1.  Legal Proceedings

Since early January 2001, Lucent has been served with at least five derivative complaints in Chancery Court in the State of Delaware. The actions were filed by individual Lucent shareholders against the current members of Lucent's Board of Directors, two former directors and an officer. The actions, which have been consolidated in a single action in Chancery Court in Delaware, make claims for breach of the fiduciary duty of good faith and other fiduciary duties allegedly owed to the Company. The actions seek damages against the defendants and in favor of Lucent, as well as costs and expenses associated with litigation for the individual plaintiffs. This consolidated action is in the early stages and the Company is unable to determine its potential impact on the Consolidated Financial Statements. Lucent intends to defend this action vigorously.

Lucent is aware of several purported shareholder class actions that have been filed against the Company and certain of its current and former officers for alleged violations of federal securities laws in addition to the purported shareholder class actions described in Lucent's Annual Report on Form 10-K for the year ended September 30, 2000. The claims and relief sought in these newly-filed actions are substantially similar to the claims and relief sought in the purported class actions previously described in the Annual Report and all of these related actions have been consolidated in a single action in U.S. District Court in New Jersey. This consolidated action is in the early stages and Lucent is unable to determine its potential impact on the Consolidated Financial Statements. Lucent intends to defend this action vigorously.

A complaint has been filed by Winstar Communications, Inc. and Winstar Wireless, Inc. against Lucent in connection with the Chapter 11 bankruptcy petition filed by Winstar Communications, Inc. and various related entities in U.S. Bankruptcy Court in Delaware. The complaint asserts claims for breach of contract and fraudulent inducement against the Company and seeks damages in excess of $10 billion and injunctive relief, as well as costs and expenses associated with litigation. Lucent believes this action to be without merit.

Item 4. Submission of Matters to a Vote of Security Holders.

Lucent held its 2001 Annual Meeting of Shareowners on February 21, 2001. At that meeting, shareowners elected Franklin A. Thomas as a Director of the Company for a term to expire at the Annual Meeting to be held in the year 2004. In addition, shareowners approved one Company proposal and rejected one shareowner proposal. The director elected and the results of the voting are as follows:


                                Votes                 Votes
                                 For                Withheld

Franklin A. Thomas          2,588,847,264          124,848,469



                                Votes          Votes                       Broker
                                 For          Against       Abstain      Non-votes

Company proposal:
Approve 2001 Employee
Stock Purchase Plan . . .   1,454,964,889   235,858,016   27,276,747    995,596,081

Shareowner proposal:
Repeal classified
board  . . . . . . . . .      880,497,353   774,128,311   64,473,988    995,596,081


                                                             Form 10-Q - Part II

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

(b)      Reports on Form 8-K:

The following reports on Form 8-K were filed during the current quarter:

                  Current Report on Form 8-K dated February 22, 2001 and filed February 27, 2001 was filed pursuant to Item 5 (Other Events) to furnish the Company's Credit Facilities agreements.

                  Current Report on Form 8-K dated and filed January 24, 2001 was filed pursuant to Item 9 (Regulation FD Disclosures) to furnish the Company's Investor Relations HighLights bulletin.

                                                                       Form 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Lucent Technologies Inc.
                               Registrant




Date May 10, 2001
                                            /s/ Mark R. White
                                       --------------------------------
                                          Mark R. White
                                          Senior Vice President and Controller
                                                 (Principal Accounting Officer)