Form 10-K/A
period 2000-09-30
LUCENT TECHNOLOGIES INC
filed 2001-06-13
CIK 1006240

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SCHEDULE A

     Securities registered pursuant to Section 12(b) of the Act:

                    TITLE OF EACH CLASS                       EXCHANGE ON WHICH REGISTERED
                    -------------------                       ----------------------------
Common Stock (Par Value $.01 Per Share).....................  New York Stock Exchange
6.90% Notes due July 15, 2001...............................  New York Stock Exchange
7.25% Notes due July 15, 2006...............................  New York Stock Exchange
6.50% Debentures due January 15, 2028.......................  New York Stock Exchange
5.50% Notes due November 15, 2008...........................  New York Stock Exchange
6.45% Debentures due March 15, 2029.........................  New York Stock Exchange

                               TABLE OF CONTENTS

ITEM                           DESCRIPTION                           PAGE
----                           -----------                           ----

                                 PART I

 1.    Business....................................................    4

 2.    Properties..................................................   22

 3.    Legal Proceedings...........................................   22

 4.    Submission of Matters to a Vote of Security-Holders.........   23


                                 PART II

 5.    Market for Registrant's Common Equity and Related              24
       Stockholder Matters.........................................

 6.    Selected Financial Data.....................................   25

 7.    Management's Discussion and Analysis of Financial Condition    26
       and Results of Operations...................................

 8.    Financial Statements and Supplementary Data.................   45

 9.    Changes in and Disagreements with Accountants on Accounting    45
       and Financial Disclosure....................................


                                PART III

10.    Directors and Executive Officers of the Registrant..........   46

11.    Executive Compensation......................................   46

12.    Security Ownership of Certain Beneficial Owners and            46
       Management..................................................

13.    Certain Relationships and Related Transactions..............   46


                                 PART IV

14.    Exhibits, Financial Statement Schedules, and Reports on Form   47
       8-K.........................................................

     This Report contains trademarks, service marks and registered marks of Lucent and its subsidiaries, and other companies, as indicated.

     This Form 10-K is filed with respect to Lucent's fiscal year ended September 30, 2000. No attempt has been made in this Form 10-K/A to update our disclosures for events subsequent to the initial filing date of December 27, 2000, except as otherwise explicitly noted.

     This Form 10-K is filed with respect to Lucent's fiscal year ended September 30, 2000. No attempt has been made in this Form 10-K/A to update our disclosures for events subsequent to the initial filing date of December 27, 2000, except as otherwise explicitly noted.

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

     On September 30, 2000 Lucent completed its plan to spin off its enterprise networks business, forming a separate and independent company. The spin off of the new company, Avaya Inc., was accomplished through a tax-free distribution of shares to Lucent shareholders. On July 20, 2000, Lucent announced its intention to spin off its microelectronics business, which includes the optoelectronics components and integrated circuits divisions, into a separate, independent company called Agere Systems Inc. ("Agere Systems"). On December 11, 2000 Agere Systems filed a Form S-1 registration statement with the Securities and Exchange Commission (the "SEC") in anticipation of an initial public offering of Agere Systems and intends to distribute the remaining shares in a tax-free distribution. This report does not constitute an offering of any securities, which will be made only by a prospectus filed with the SEC. The initial public offering is expected to be completed in the quarter ending March 31, 2001, and the completion of the spin-off is expected by the end of the 2001 fiscal year. The initial public offering and spin-off are subject to certain conditions, including a favorable tax ruling by the IRS. On November 13, 2000 Lucent entered into an agreement to sell its power systems business to Tyco International Ltd., a diversified manufacturing and service company, for $2.5 billion in cash. The sale, which is subject to regulatory approval and other customary closing conditions, is expected to close by December 31, 2000.

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

     The communications industry is experiencing rapid changes in the technologies used to service customers' needs. Traditional circuit based switching (which uses electronic circuits to connect calling parties in a telephone network) and data packet transmission (a highly efficient, cost-effective technology that divides a transmission into envelopes of data and sends them to destinations where they are reassembled) are converging on single networks. The convergence of the two technologies enables service providers to economically send information in different formats (phone calls, faxes, emails, video clips) over the same network and to offer advanced services, including applications that include voice and video. This convergence of technologies is driven by the growing demands on the transmission of information using data, voice, video and fax, or any combination of these. The demand is driven by the expansion of Internet traffic over existing networks -- both wireline and wireless -- as well as the buildout of new and improved networks. Lucent's strategy is to meet its customers' needs by offering end-to-end products and services that work across a customer's complete network, bringing together Lucent's core products with new offerings obtained through strategic acquisitions and the research and development of Bell Laboratories. This strategy brings together products related to data, voice, optical, wireless, software, services and support.

     Lucent has two reportable segments: Service Provider Networks and Microelectronics and Communications Technologies. Service Provider Networks provides public networking systems and software to telecommunications service providers and public network operators around the world. Microelectronics and Communications Technologies designs and manufactures high-performance integrated circuits, power systems, optical fiber and fiber cables, and optoelectronic components for applications in the communications and computing industries. These two reportable operating segments are strategic market units based on the customers and the markets served. For further information about Lucent's segments and products, see Note 14 to the accompanying consolidated financial statements.

II. SERVICE PROVIDER NETWORKS

  A.  General

     Lucent designs, develops, manufactures and services systems, including software, which enable service providers to provide wireline and wireless access, local, long distance and international voice, data and video and cable services. The Service Provider Networks segment includes the product groups responsible for Lucent's optical networking, switching equipment, access, wireless networks and software products businesses. It also includes the businesses which are focused on the needs of cable television operators and data networking systems for service providers as well as the sales and support organizations responsible for offers, sales, distribution, installation and maintenance for service provider customers worldwide.

     Lucent's systems connect, route, manage and store voice, data and video in any combination, and are used for: wireline access; local and long distance switching; intelligent network services and signaling; wireless communications, including both cellular and personal communications services ("PCS"); and high-speed, broadband multi-functional communications. Lucent has a wireline local access installed base (the number of access lines serviced worldwide by switches manufactured by Lucent) of approximately 150 million lines. According to an industry data report, at the end of calendar year 1999, Lucent ranked number two in the number of ports for lines and trunks installed worldwide with a 16.5 percent share, behind Alcatel Alsthom's 18.5 percent share. The others in the top five were Siemens AG, 15.9 percent, Nortel Networks Corporation, 13.2 percent and Telefonaktiebolaget LM Ericsson, 11.2 percent.

     Lucent designs, develops, manufactures, sells, and services each of the five broad elements that comprise communications networks for service providers: switching systems, which route information through the network; transmission systems (including optical networking and access products) which provide the communications path through the network that carries information between points in the network as well as to and from subscribers; operation support systems, which enable service providers to manage the work flow, planning, surveillance, management, provisioning and continuous testing of their networks and billing for services provided on their networks; intelligent network/application software, which enables service providers to offer a broad array of enhanced and differentiated services; and cable systems, which provide the transport media between points in a network. These systems collectively comprise the infrastructure that enables communications service providers to provide traditional narrow band voice and data services and enables both new and traditional network operators to offer broadband multi-media services.

     In fiscal year 2000, Lucent acquired several companies related to the Service Provider Networks segment's business, including Chromatis Networks and Spring Tide Networks.

  B.  Switching Products

     Lucent manufactures, develops, markets and manages switching products and software for the service provider market. Lucent's primary switching products include:

     - 7R/E(TM) Packet Solutions -- A portfolio of packet data networking products that delivers traditional telephony as well as data features and services within a packet environment.

     - 5ESS(R) Switch -- The most highly-deployed circuit switching solution in today's global network. Its evolution capabilities allow for complete migration to packet-based networks, which can be offered in different sizes and which the service provider can enlarge to handle future growth, for both incumbent and emerging network operators and service providers from 3,000 subscribers and higher.

     - Lucent SoftSwitch (and Full Circle(SM) Program) -- Robust, programmable call control (the setting up, monitoring and tearing down of telephone calls) and signable product; targeted at the entire range of service providers and network operators regardless of network size or scope; also targeted at a large audience of third party application and service developers. A programmable product can handle different kinds of control signals used in the communications industry to allow different network elements, such as switches to communicate with one another. It can also translate different kinds of signals to ensure that elements in the circuit-switched telephone network can communicate with those in packet-switched data networks. An example is Signaling System 7, which is used by switches in the public switched telephone network for setting up telephone calls and performing other functions.

     - ExchangePlus EXS(R) and VSE(TM) Switches -- A scalable (can be made greater or smaller without significant cost increase), converged product providing tandem (in connection of the output of one circuit to the input of another circuit), international gateway (the switches in the various domestic long distance networks which interface their networks with international communications networks)and/or Internet protocol application servers, targeted at networks of up to 30,000 ports.

     - Packet Intelligent Networks -- Products for large service provider customers for wireline and mobile internet applications.

     - Messaging Products and Services -- Voice mail, unified messaging, agent and portal products and services for service providers. Unified messaging is a function of a product that lets users send, receive and manage all email, voice and fax messages from any telephone, personal computer or information device.

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

     Most transmission systems currently comply with one of two similar standards designed to promote the implementation of maximum transmission capacity with the greatest simplicity and lowest cost for service providers. The Synchronous Optical Network standard has been widely adopted in North America. The Synchronized Digital Hierarchy predominates throughout the rest of the world. Lucent markets transmission access systems supporting both standards.

     Lucent's primary optical networking products include:

     - Dense Wavelength Division Multiplexing systems such as the WaveStar(TM) 40G OLS and 400G OLS which use prism-like technology to combine the information generated by up to 80 individual lasers onto a single strand of fiber-optic cable.

     - Systems that automatically route large amounts of information from fiber to fiber, such as the WaveStar(TM) Bandwidth Manager and WaveStar(TM) Lambda Router(TM) Switches.

     - Systems that combine many low-speed electronic signals into a single high-speed signal, and then convert that signal to an optical signal for transmission over fiber-optic cable. Examples include the current Synchronous Optical Network and Synchronous Digital Hierarchy product lines (FT 2000, DDM 2000, ISM 2000, SLM 2000) as well as the new global product line (WaveStar(TM) 2.5G, WaveStar(TM) 10G, WaveStar(TM) 40G Express).

  D.  Wireless Products

     Lucent manufactures and markets systems for the global wireless networks industry. Lucent provides end-to-end capabilities for operators to plan, deploy, operate and maintain mobile and fixed wireless networks to maximum efficiency and to competitively meet their customers' needs. Lucent's portfolio includes Mobile Switching Centers, base station products, and network support software. Lucent also provides global customer technical support and training.

     Lucent's products and services for wireless network operators encompass all of the major wireless mobile network standards, including AMPS (an analog cellular phone service standard), TDMA (Time Division Multiple Access, a cellular technology), CDMA (Code Division Multiple Access, a digital cellular technology) and GSM (Global System for Mobile Communications, a cellular technology used predominantly in Europe), spreading over a broad frequency spectrum including: 800 MHz, 900 MHz, 1800 MHz or 1900 MHz. Lucent offers scalable (i.e., can be made greater or smaller without significant cost increase) products for wireless services that are fully compatible with the larger telecommunications environment of today, yet are able to evolve to next-generation networks including those that will make use of new varying technologies collectively referred to as Third Generation or 3G, including UMTS (Universal Mobile Telecommunications Service), that will provide enhanced capacity and improved Internet access and facilitate the provision of sophisticated, high speed data applications.

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

  E.  Software Products

     Lucent develops open, standards-based, multi-vendor software products and services to help service providers manage their complex, converging voice and data networks. Lucent's portfolio of software products and services includes software for network and service management, billing and customer care.

     Lucent's primary software products are Operations Support Software which provides established and growing service providers with service ready solution sets that include: convergent customer care and billing management; multiple switching software platforms; network performance and assurance; number portability; service activation, provisioning, and management; transport provisioning; and wireless/mobile network management. Some of our modular, scalable (i.e., can be made greater or smaller without significant cost increase), leading-edge software products include: Arbor(R) Product Suite, Actiview(R) Service Management, ConnectVu(TM) Configuration Management, Integrated Transport Management, Mechanized Loop Testing, NetMinder(TM) System Network Performance, Network Fault Management, and OneVision(R) Network Management Solution.

  F.  Data Networking -- Service Providers and Access

     Lucent develops, markets, sells and services data networking products and services for communications service providers worldwide. These data networking offerings enable communications service providers to:

     - Give their customers access to wide area networks;

     - Support different protocols (e.g., Asynchronous Transfer Mode, Frame Relay, Internet protocol) on their core networks;

     - Transmit voice calls over packet networks that normally carry data traffic;

     - Operate secure virtual private networks for subscriber voice and data traffic;

     - Provide Digital Subscriber Line (DSL) services to business and residential customers

     - Provide metropolitan optical network services to their customers; and

     - Manage their communications networks for optimum performance.

     The following data networking and access products are Lucent's primary offerings to communications service providers worldwide:

     - GRF multigigabit routers which deliver high performance in dynamic heavy-traffic Internet protocol networking environments. Routers are network controllers that determine the best routing for data transmission between end stations. They perform their operations by looking at network layer information found in data packets and either forwarding the packets directly to a destination or sending them through a series of intermediate devices.

     - The MAX TNT(R) multiprotocol wide area network access switch enables carriers, Internet service providers, corporations, and major network providers to offer a variety of access services such as analog, ISDN (Integrated Services Digital Network, which provides simultaneous voice and high-speed data through a single channel to a user's premises), leased T1/E1 (a 1,544 megabits-per-second, point-to-point, dedicated, digital circuit provided by service providers, typically to business customers and E1 is the European counterpart to T1, which transmits information at 2,048 megabits per second), and frame relay (a high-speed packet switching technology used in wide area networks). Because the MAX TNT is the highest-density product in its class, it dramatically reduces rack space requirements while driving down the price per port.

     - The GX Smart Core asynchronous transfer mode product family which includes the GX 550 Smart Core ATM Switch, a scalable (i.e., can be made greater or smaller without significant cost increase), high-capacity switching system that provides the necessary capacity, performance, and port fanout capabilities for carrier services. Asynchronous transfer mode switches incorporate a cell-based switching and multiplexing communications technology which permits transportation of substantially all traffic types (e.g., video, voice, data, interactive video, etc.). Asynchronous transfer mode is a connection-oriented technology, i.e., before data can be transferred, a connection between the sending and receiving nodes must be established.

     - The NX64000 multi-terabit switch/router, is an architectural innovation that provides high-speed optical interfaces and integrates substantially all of the key core requirements onto a single, carrier-class multi-service device. It provides features of asynchronous transfer mode switches and high-capacity routers. A terabit is one trillion bits; a multi-terabit switch/router can handle more than one trillion bits per second.

     - B-STDX Multiservice wide area network switches (deployed to build core frame relay networks), carrier-class switches which are evolving as an access point to the next-generation wide area networks with the addition of internetworking modules for Internet protocol and asynchronous transfer mode services for high-speed trunking and low-speed converged access. Frame relay technology allows bits to be packaged and sent out into the network with source and destination addresses. Products include the B-STDX 8000, B-STDX 9000 and B-STDX 8200. Another Lucent multi-service wide area network switch is the CBXTM 500 which is of greater bandwidth than the B-STDX family of products. In addition, Lucent has its MAX family of wide area network access switches.

     - The Stinger(TM) DSL Access Concentrator, is a new carrier class DSL access concentrator. Access concentrators are call aggregation devices designed for large dial-in applications such as Internet service providers. They aggregate analog and digital calls over channelized lines such as T1/E1 and T3/E3. The Stinger offers features that asynchronous transfer mode brings to multi-service networks, including effective bandwidth management and high availability. Addressing the needs of carriers implementing cell-based backbone networks, it features high-capacity traffic aggregation capabilities and performance. Other DSL access concentrators include the DSLTNT, DSL MAX 20 and the DSL Terminator 100 Access Concentrators.

     - AnyMedia(R) access server. The AnyMedia(R) Access System is a high-density multiservice access product that supports both narrowband and broadband services. AnyMedia's "plug-and-play" application packs allows a customer to "plug in" the applications needed supporting any combination of

       Digital Subscriber Line, POTS (Plain Old Telephone Service), Integrated Services Digital Network and special services. AnyMedia Access System can also be enhanced to include Internet Protocol interfaces for delivering packet-based services.

  G. NetworkCare(R) Professional Services -- Service Providers and Engineering Services

     Lucent's NetworkCare(SM) Professional Services provides a comprehensive suite of value added services in the communications industry. These services includes the full lifecycle of planning, design, implementation and operations support services that allow customers to manage their networks.

     The NetworkCare Professional Services provides network planning and design, consulting, integration and support services, including remote diagnostics and around-the-clock network monitoring services. In addition, NetworkCare Professional Services offers specialized services focused on clients' network security, performance and service level management, Microsoft Windows 2000, and voice/data convergence requirements.

     The NetworkCare Network Services unit is focused on network engineering, provisioning, installation, and warranty and post-warranty support. In addition, NetworkCare Network Services offers specialized services for system upgrades and conversions, system health assessments, capacity planning, network optimization, and program/project management services of complex network implementations.

  H.  Markets/Sales/Distribution

     The principal customers for Lucent's systems in the Service Provider Networks segment are service providers that provide wireline and wireless local, long distance and international telecommunications services, including local, long distance and international telecommunications companies, cable television companies and internet service providers. Lucent's systems for service providers are installed to expand the capacity and features offered by existing networks, to replace older technology in existing networks and to establish new networks for entrants into deregulated or previously unserved markets. See
"Outlook -- Reliance on Major Customers/Multi-Year Contracts."

     As a result of structural, public policy and technological changes since the mid-1980's, the telecommunications industry has undergone a period of significant growth in the number of lines in service and applications offered. In developed markets, deregulation has permitted new market entrants to construct networks. In response, existing service providers have expanded beyond traditional offerings and are offering new services. In emerging markets, privatization, competition and economic expansion have increased demand for the systems marketed by the Service Provider Networks business and its competitors. At the same time, technological advances also have increased demand by reducing operating costs and facilitating new applications, including multi-functional services.

     Lucent markets and sells its Service Provider Networks systems worldwide, primarily through a direct sales force. Many of Service Provider Network's sales are made pursuant to general purchase agreements, which establish the terms and conditions and provide for price determination to be made on a contract bid basis. In addition, certain of the large infrastructure projects are conducted under long-term, fixed-price contracts. See "Outlook -- Reliance on Major Customers/Multi-Year Contracts."

     As a result of the increasing complexity of Service Provider Networks systems and the high cost of developing and maintaining in-house expertise, service providers typically demand complete, integrated turn-key projects. Service providers are increasingly seeking overall network or systems configurations that require an increased software content which would enable them to rapidly deploy new and differentiable services. In response, Lucent has formed an organization focused on turn-key network engineering projects for both public and private sector customers. Lucent markets integrated products and services for the project and engineers, designs and installs the network, including equipment and software manufactured by both Lucent and third parties.

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

  I.  Competition

     Lucent believes that its key competitive assets in the Service Provider Networks segment are its broad product line, large installed base, relationships with key customers, technological expertise and new product and software development capabilities. In fiscal year 2000, the Service Provider Networks segment had sales of $26.5 billion. Lucent is among the leaders in the service provider market. Lucent's primary competitors in the service provider market are four very large European and North American companies which have substantial technological and financial resources and which offer similar broad product catalogs. These competitors are Alcatel Alsthom S.A., Nortel Networks Corporation, Siemens AG and Telefonaktiebolaget LM Ericsson. Other competitors of Lucent include Fujitsu, Motorola, Cisco Systems Inc. and Nokia.

     All of the market share data set forth below are estimates. Although Lucent believes that these estimates are reasonable, because the data are generally derived from multiple sources and involve calculations and other estimates, actual market share data may differ. In addition, Lucent may not maintain the same market share in 2001 and future years. The calculations and estimates utilized to compute the market share data set forth below were made subsequent to the initial filing date of this Form 10-K of December 27, 2000 and the sources from which the data are derived were published subsequent to the initial filing date.

     In addition to overall market competition, in each of Lucent's major product areas in the Service Provider Networks segment, Lucent faces significant competition from companies which do business in one or a number of such product areas. These competitors may be very large with substantial technological and financial resources. For example, in switching, an industry data report ranked Lucent third behind Siemens and Alcatel in shipments of digital local lines in calendar year 1999. In the wireless infrastructure market, an analyst report ranked Lucent fourth in revenues in calendar year 2000, behind Ericsson, Nokia and Motorola, but ahead of Nortel. In optical networking, Lucent believes that Nortel is the clear market leader, followed by companies such as Alcatel, Fujitsu and Lucent. Lucent also faces competition from companies that design and manufacture data networking equipment. Based on Lucent's calculations using data from industry data reports, Lucent estimates that in calendar year 2000 it held the number two position in data networking products, as defined by Lucent, behind Cisco, but ahead of Nortel and Alcatel. It is likely that other competitors will arise in each new technology or market area.

  J.  Customer Dependency

     A limited number of customers have provided a substantial portion of Service Provider Networks' revenues. These customers include Verizon, AT&T and certain incumbent, wireless and other carriers including Verizon Wireless, AT&T Wireless, SBC, Bell South, Sprint and Qwest. The spending patterns of these customers can vary significantly during the year. An elimination or change in the spending patterns of, or a significant reduction in orders from, any one of these customers could negatively affect SPN's operating results. Service Provider Network's fiscal year 2000 results were negatively affected by a decline in sales to AT&T in the U.S. and the wind-down of a large multi-year contract with Saudi Telecommunications Company (STC) in Saudi Arabia. Recently there has been consolidation among the larger service providers. See also, "Outlook -- Reliance on Major Customers."

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

  L.  Seasonality

     Revenues and earnings from the Service Provider Networks segment do not follow a consistent pattern and are not materially seasonal.

  M. Intellectual Property -- See "Patents, Trademarks and Other Intellectual Property."

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

III. MICROELECTRONICS AND COMMUNICATIONS TECHNOLOGIES

  A.  General

     Lucent designs, manufactures and sells integrated circuits, electronic power systems, optical fiber cables, and optoelectronic components for communications and computer applications. Lucent supplies these components to manufacturers of communications systems and computers, as well as many of our own systems and products. Lucent offers products in several integrated circuits product areas critical to communications applications, including digital signal processors for digital cellular phones and modems, integrated circuits for voice and data communications and standard-cell application specific integrated circuits (chip that is designed for a specific application, such as communications). High performance cable is utilized in telephony, data and video applications. Lucent also provides energy reserve systems, power conversion products and optoelectronic products that are embedded into communications and computer systems. On November 13, 2000 Lucent entered into an agreement to sell its power systems business, a part of Microelectronics and Communications Technologies, to Tyco International Ltd. The sale is expected to close by December 31, 2000.

     During fiscal year 2000, Lucent acquired several companies related to the Microelectronics and Communications Technologies segment's business including, Agere, Inc., Ortel Corporation, Herrmann Technology Inc., and substantially all of the assets of VTC Inc.

  B.  Integrated Circuits

     Lucent's integrated circuits are designed to provide advanced communications and control functions for a wide variety of electronic products and systems. Lucent focuses on integrated circuits products that are used in communications and computing and that require high-performance and low-power chip architectures; complex large-scale chip design in digital, analog and mixed-signal technologies; digital signal processors architectures and algorithms; high-frequency and high-voltage technologies; and high-speed data and signal processing. Lucent offers a wide variety of standard, semi-custom and custom products for cellular equipment, voice and data communications networks, computers and computer peripherals, modems and consumer communications products. Lucent has several GSM (Global System for Mobil Communications, a cellular technology used predominantly in Europe) hardware/software products based upon a highly integrated multiple-chip design for digital cellular phones that performs all the key handset functions between the microphone and the antenna in both voice and data services. Lucent also sells wireless local area networking equipment for use in business enterprises and homes.

     Lucent's primary integrated circuits product groups include:

     - Access Products, products that allow users to gain access to communications networks including integrated circuits for modems, analog line cards data network interface cards, and personal computer and workstation input/output.

     - Networks and Communications Products, products that provide high-speed switching and transmission of voice and data signals within the communications network.

     - Storage and Analog Products, products targeted at the hard disk drive market (disk controllers, read channels and associated integrated circuits) and the analog products market (preamps, line drivers and receivers, power management and other analog functions).

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

     Lucent's primary optoelectronic product groups include:

     - High-Speed Transport Products, including lasers, modulators, transmitters and receivers that enable high speed fiber optic communications. These products support dense wavelength division multiplexing of up to 160 channels over a single optical fiber at speeds up to 40 Gb/s.

     - Fiber Amplifier Products, amplifiers that extend the transmission distance capabilities of optical signals beyond 700 kilometers.

     - Metro and Internetworking Products, highly integrated modules and subsystems that enable dense wavelength division multiplexing in metropolitan areas.

     - Submarine Products, high reliability products for undersea transmission system repeaters.

     - CATV and Enterprise Products, products that support high-speed optical connectivity in cable TV, local area network and enterprise applications.

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

  F.  Market/Sales/Distribution

     Lucent's Microelectronics and Communications Technologies products are sold globally to service providers and manufacturers of communications systems and computers through a combination of direct sales, manufacturers' representatives and distributors. In addition, Lucent's energy power systems and fiber optics generally are sold directly to U.S. and foreign service providers. Lucent's Microelectronics and Communications Technologies customers are competing in markets characterized by rapid technological changes, decreasing product life cycles, price competition and increased user applications. These markets have experienced significant expansion in the number and types of products and services they offer to end-users, particularly in personal computing, portable access communication devices and expanded networking capability. As a result, Lucent's Microelectronics and Communications Technologies customers continue to demand products which are smaller, require less power, are more complex, provide greater functionality and are produced with shorter design cycles and less manufacturing lead time.

     In addition to the revenues from sales to third parties, integrated circuits, power systems, optoelectronic products and fiber optics are also key components of Lucent's systems sold by Microelectronics and Communications Technologies to the Service Provider Networks segment. These Microelectronics and Communications Technologies products compete with products of third party manufacturers for inclusion in Lucent's Service Provider Networks systems and products.

     Lucent has traditionally sold its power products via direct sales to large service providers and original equipment manufacturers. Lucent has increased market coverage to both Service Provider and original equipment manufacturer customers by building indirect sales channels.

  G.  Competition

     Lucent considers its product leadership and relationships with key customers to be important competitive assets. The market for Microelectronics and Communications Technologies products is global and generally highly fragmented. Lucent's competitors differ widely among product categories. Lucent's competitors in certain integrated circuits product categories include Texas Instruments Incorporated, Conexant Systems Incorporated, STMicroelectronics Incorporated and LSI Logic Corp.; in electronic power systems, competitors include Astec, a subsidiary of Emerson Electric Co., Artesyn Technologies Inc. and Marconi plc; in optoelectronics, competitors include Fujitsu Limited, Nortel Networks Corporation and JDS Uniphase Corporation; and in optical fiber, competitors include Corning, Siecor, Alcatel Alsthom S.A., and Societe Internationale Pirelli.

     Lucent believes that key competitive factors in the microelectronics and communications technology marketplace are the early involvement in customers' future applications requirements, the speed of product and technological innovation, price, customer service and manufacturing capacity. Other important competitive factors include quality, reliability and local manufacturing presence.

  H.  Customer Dependency

     Lucent sells its Microelectronics and Communications Technologies products to external customers outside of Lucent and to Lucent (internal). External customers include a wide variety of global electronic systems manufacturers and service providers. The internal Lucent customer is Service Provider Networks segment. Over the past few years, external revenues have increased. External revenues for the years ended September 30, 2000, 1999 and 1998 were $7.0 billion, $5.0 billion and $4.1 billion, respectively. This represented 82.8%, 79.5% and 79.8%, respectively, of total Microelectronics and Communications Technologies segment revenues for the years ended September 30, 2000, 1999 and 1998. Because of the high fixed-cost nature of many Microelectronics and Communications Technologies manufacturing processes, the loss of any significant customer could have a material adverse effect on Lucent's operating results in the Microelectronics and Communications Technologies segment. See also, "Outlook -- Reliance on Major Customers".

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

  J.  Seasonality

     The Microelectronics and Communications Technologies segment may experience variability in revenues due to changes in market conditions, the timing of product development cycles and the life cycle of major programs by customers. However, the Microelectronics and Communications Technologies segment is not materially seasonal.

  K. Intellectual Property -- See "Patents, Trademarks and Other Intellectual Property".

  L. Industry Practices Impacting Working Capital -- See "Outlook -- Future Capital Requirements".

IV. BELL LABORATORIES

     Lucent's Service Provider Networks and Microelectronics and Communications Technologies segments have been and will continue to be supported by the technological expertise provided by Bell Labs, one of the world's foremost industrial research and development organizations. Bell Labs provides support for the businesses of Lucent and conducts basic research. Bell Labs has made significant discoveries and advances in communications science and technology, software design and engineering and networking. These contributions include the invention of the transistor and the design and development of integrated circuits and many types of lasers. Areas of Bell Labs research and development work in recent years include: networking software; data networking; lightwave transmission, especially the wavelength division multiplexing systems which offer greater transmission capacity than other transmission systems; electronic switching technology, which enables rapid call processing, increased reliability and reduced network costs; and microelectronics components, which bring the latest advantages of very large scale integration to the full range of products offered by the Company. Bell Labs' research and development activities continue to focus on the core technologies critical to Lucent's success, which are software, network design and engineering, microelectronics, photonics, data networking and wireless/cellular.

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

     Bell Labs also has led in the development of software-based networking technologies that support Lucent's systems and products. Recently, it has developed systems for digital cellular, personal communications services, mobile computing and wireless local access networks. Bell Lab's technology has allowed the recent introduction of data networking products such as the Internet Telephony Server SP, PacketStar(R) IP switch, PacketStar(R) IP Services platform and the WaveStar 400G high capacity wave length division multiplexing optical networking system.

     Similarly, Bell Labs' advances extend to the microlasers used in today's broadband multifunctional transmission systems, and to today's optical amplifiers and TrueWave fiber. Current photonic research includes work on passive optical networks, photonic switching and quantum wire lasers.

V. RECENT DEVELOPMENTS

     Lucent is in the process of reorganizing its business to become more focused and better positioned to capitalize on market opportunities. This reorganization includes the recent spin-off of Avaya, the expected sale of the power systems business, and the announced initial public offering and spin-off of Agere Systems, as well as a comprehensive review and restructuring of Lucent's internal systems and processes. Specific initiatives include performing a comprehensive product and service portfolio review aimed at aligning research and development and effective redeployment of sales and marketing teams and other investments as appropriate, consolidating corporate infrastructure and improving supply chain management. The spin-off of Agere Systems is expected to be completed by September 30, 2001. For a discussion of an anticipated substantial decline in revenues and a substantial loss from continuing operations, along with lowered credit ratings and expected restructuring charges, please see "Key Business Challenges" in Item 7.

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

     Lucent and Avaya executed and delivered assignments and other agreements related to patents, technology, and trademarks owned by Lucent. Lucent assigned to Avaya or its subsidiaries approximately 800 issued U.S. patents and their corresponding foreign counterparts relating principally to the businesses of Avaya. Lucent assigned to Avaya certain technology, including trade secrets, software, and copyrights, principally relating to the Avaya businesses. Lucent also assigned to Avaya several hundred trademarks principally relating to the Avaya businesses. Lucent and Avaya each granted to the other, under the patents that each of us has, a non-exclusive, license to make, have made, use, lease, import, sell, and offer for sale any and all products and services in which the licensed company is now or hereafter engaged. Each company also granted limited licenses to the other under certain specified technology existing as of October 1, 2000. There are no time restrictions applicable to AVAYA's use of patents assigned or licensed to by Lucent. See also, "Separation Agreements -- AVAYA."

VIII. OUTLOOK

  A.  Forward-Looking Statements

     This Form 10-K report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industries in which Lucent operates, management's beliefs and assumptions made by management. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of Lucent. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, Lucent does not have any intention or obligation to update publicly any forward-looking statements after the distribution of this Form 10-K/A, whether as a result of new information, future events or otherwise.

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

  B.  General Market Competition

     Lucent operates in a highly competitive industry and expects that the level of competition on pricing and product offerings will intensify. Lucent expects that new competitors will enter its markets as a result of expansion by market participants and advancements in technology. These competitors, as well as existing competitors, may include entrants from the telecommunications, software, data networking and semiconductor industries, and may have strong financial capabilities, technological expertise and established name recognition. Such competitors include Alcatel Alsthom S.A., Cisco Systems, Inc., Ericsson, Nortel Networks Corporation, Motorola, Nokia and Siemens AG. Steps Lucent may take include acquiring or investing in new businesses and ventures, partnering with existing businesses, delivering new technologies, closing and consolidating facilities, disposing of assets, reducing work force levels or withdrawing from markets. See also, the "Competition" section above under "Service Provider Networks," and "Microelectronic and Communications Technologies."

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

  D.  Reliance on Major Customers

     A limited number of large customers provide a substantial portion of Lucent's revenues. These customers include Verizon, AT&T and certain incumbent and competitive local exchange carriers. Revenues from Verizon accounted for approximately 13% of consolidated revenues in fiscal year 2000, principally in the Service Provider Networks segment. Revenues from AT&T accounted for approximately 10%, 14% and 15% of consolidated revenues in fiscal years 2000, 1999 and 1998, respectively. The spending patterns of any of these customers can vary significantly during the year. Elimination or change in the spending patterns of, or a significant reduction in orders from, any one of these customers could negatively affect Lucent's operating results. Lucent's fiscal year 2000 results were negatively affected by the decline in sales to one large U.S. customer (AT&T) and Saudi Telecommunications Company (STC). The communications industry has recently experienced a consolidation of both U.S. and non U.S. companies. As a result, Lucent's operating results could become more dependent on a smaller number of large carriers. In addition, Lucent, is often required to provide or arrange for long-term financing for customers as a condition to obtain or bid on infrastructure contracts. Thus, our ability to develop certain customer relationships may be dependent upon our ability to raise capital and extend credit.

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

     See also the discussion of "Environmental Matters" in Item 1 for additional information on environmental matters and proceedings.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

     In fiscal 2000, Lucent Technologies Inc. completed its plan to spin off its Enterprise Networks business to shareowners, forming a separate and independent company. The new company is called Avaya Inc. (See DISCONTINUED OPERATIONS). The separation of Avaya's businesses were intended to allow Avaya to focus greater management attention and resources on opportunities for its businesses in the communication market and to focus on better managing its cost structure. Lucent similarly benefits by being able to focus on its remaining businesses and their growth opportunities. Additionally both companies had different customers, distribution and services requirements and different rates of technology evolution.

     In addition, on July 20, 2000, Lucent announced its intention to spin off its microelectronics business, which includes the optoelectronics components and integrated circuits divisions, into a separate and independent company. The new company is called Agere Systems Inc. On December 11, 2000, a Form S-1 registration statement was filed with the SEC in anticipation of an initial public offering of Agere Systems. Lucent intends to distribute the remaining shares in a tax-free distribution. This report does not constitute the offering of any securities, which will be made only by a prospectus filed with the SEC. In connection with the spin-off, Lucent may be adjusting its capital structure including a possible reduction in the amount of debt outstanding. The initial public offering is expected to be completed in the quarter ending March 31, 2001, and completion of the spin-off is expected by the end of the 2001 fiscal year. The initial public offering and spin-off are subject to certain conditions, including a favorable tax ruling by the IRS.

     Lucent believes that the separation of Agere from Lucent will provide Agere with the opportunity to expand its business prospects and improve its operations in a manner not achievable as part of Lucent. Lucent believes that its competitors for its communications equipment businesses may be reluctant to purchase components from Agere, as one of Lucent's divisions. Lucent believes that this conflict, which impedes Agere's ability to sell to many of its largest current and potential customers, would be significantly resolved by separating Agere's businesses from Lucent's other businesses. Lucent similarly benefits by being able to focus on its communications equipment businesses and their growth opportunities.

     On November 13, 2000, Lucent entered into an agreement to sell its power systems business to Tyco International Ltd., a diversified manufacturing and service company, for $2,500 million in cash. The sale, which is subject to regulatory approval and other customary closing conditions, is expected to close by December 31, 2000 and result in a one-time gain to be recorded as an extraordinary item, net of tax, in the quarter in which the sale closes. The sale of power systems allowed Lucent to sharpen its focus on the broadband and mobile Internet infrastructure market, and now, as part of Tyco, the power systems business is linked to other businesses, which Lucent believes complement power systems products, technology and people. The core technology involved in power systems is fundamentally different from the networking technologies on which Lucent now focuses -- optical, wireless, data and software.

     By focusing Lucent's resources, management attention, research and development and investments, Lucent hopes to be able to improve its growth by providing Internet networks, based on optical, data, and wireless products with the professional services and software to support them. Lucent is focusing on these areas because of its core technology strengths in optical, data and wireless networking and in providing related services to service provider networks. Lucent believes that there are high-growth opportunities in broadband and mobile Internet products and services. Lucent believes that as a multidivisional company, Lucent was not as well positioned to capitalize on these opportunities. By moving from a multidivisional company to a company focused on the service provider network, Lucent believes it will be able to focus its product development, sales and other efforts more effectively on these opportunities. For example, in fiscal year 2000 we had lower revenues in part because of a misjudgment of demand for OC-192, an optical networking product. Lucent believes that by being a more focused company, it will be more effective at responding to market demand.

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

OPERATING SEGMENTS

     Lucent operates in the global telecommunications networking industry and has two reportable segments: Service Provider Networks and Microelectronics and Communications Technologies. Service Provider Networks provides public networking systems, software and services to telecommunications service providers and public network operators around the world. Microelectronics and Communications Technologies provides high-performance optoelectronic components and integrated circuits, power systems and optical fiber for applications in the communications and computing industries. In addition, Microelectronics and Communications Technologies also includes Lucent's new ventures business. The results of other smaller units and corporate operations are reported in Other and Corporate.

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

KEY BUSINESS CHALLENGES

     The communications industry is changing, driven in part by consolidation among service providers. As a result, Lucent is in the process of reorganizing its business moving from a multidivisional company, which was originally designed to capture the wide-ranging market opportunities presented by the deregulation of the telecommunications industry, to one focused on the service provider market, where we believe there is high-growth potential in broadband and mobile Internet products and services. This reorganization includes the recent spin-off of Avaya, the expected sale of the power systems business and the announced initial public offering and spin-off of Agere Systems, as well as a comprehensive review and restructuring of Lucent's internal systems and processes. Specific initiatives include performing a comprehensive product and service portfolio review aimed at aligning research and development and effective redeployment of sales and marketing teams and other investments with such high growth opportunities in the service provider market, consolidating corporate infrastructure and improving supply chain management. Lucent expects to take a significant business restructuring charge in the quarter ending March 31, 2001. Lucent expects to give details of the charge in late January, 2001. A review of our internal processes will continue throughout 2001 and may result in additional restructuring and associated charges. The reorganization, including the spin-off of Agere Systems, is expected to be completed by September 30, 2001.

     A limited number of large customers provide a substantial portion of Lucent's revenues. These customers include Verizon, AT&T, Verizon Wireless, AT&T Wireless, SBC, Bell South, Sprint and Qwest. The spending patterns of these customers can vary significantly during the year. An elimination or change in the spending patterns of, or a significant reduction in orders from, any one of these customers could negatively affect Lucent's operating results. Lucent's fiscal year 2000 results were negatively affected by the decline in sales to AT&T in the U.S. and Saudi Telecommunications Company (STC) in Saudi Arabia. The communications industry has recently experienced a consolidation of both U.S. and non-U.S. companies. As a result, Lucent's operating results could become more dependent on a smaller number of large carriers. Lucent continually endeavors to diversify its customer base by adding new and different types of customers. In addition, the company continues to develop new products and services for service providers in the optical, data and wireless product areas to broaden its offering for customers. The company believes that providing a broader offering will enhance its relationships with its customers, and may reduce the chance of contract cancellations. Lucent is often asked, however, to provide or arrange for long-term financing for customers as a condition to obtain or bid on infrastructure contracts. Thus, our ability to develop certain customer relationships and diversify our customer base may be dependent upon our ability to raise capital and extend credit. Our financial results in fiscal 2000 were negatively impacted by our customer financing because deteriorating credit worthiness of some of our customers caused us to record additional reserves of approximately $250 million.

     Lucent uses a disciplined and comprehensive process in evaluating the creditworthiness of its customers and extends financing only when it believes it is appropriate for its business. During the first fiscal quarter of 2001, Lucent announced that it is implementing a more selective customer financing program, which will result in fewer emerging service provider customers and increased dependence on larger service providers as customers. In addition, the company regularly reviews its financing portfolio and records reserves, as appropriate.

     Lucent operates in a highly competitive industry and expects the level of competition relating to pricing and product offerings will intensify. Lucent expects that new competitors will enter its markets as a result of expansion by market participants and advancements in technology. These competitors may include entrants from the telecommunications, software, data networking, cable television and semiconductor industries, and may have strong financial capabilities, technological expertise and established name recognition. Lucent attempts to direct the Company's resources to meet market needs and competitive challenges based on ongoing assessments of market conditions. Lucent's results for fiscal year 2000 were adversely affected by lower revenues and gross margins for specific optical networking products, including a misjudgment of the market demand for OC-192, an optical networking product, and a larger than expected reduction in revenue and gross margin for its traditional circuit switching products and related software. The lower gross margins from Lucent's traditional circuit switching business and from its optical business contributed significantly to the $1.7 billion decline in the Service Provider Networks segment's operating income in fiscal year 2000.

     For the first fiscal quarter of 2001, Lucent anticipates a substantial decline in revenues compared to the year-ago quarter, and a substantial loss from continuing operations. This reflects a significant sales decline in North America due to an overall softening in the competitive local exchange carrier market, slowdown in capital spending by established service providers, lower software sales and a more focused use of vendor financing to align this limited resource with the most promising customers in critical, emerging markets like next generation optical and mobile networks.

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
                                           =======     ===     =======     ===     =======     ===

     Revenues in 2000 from the Service Provider Networks segment increased by 6.8%, or $1,676 million, compared with 1999, and increased 23.4%, or $4,717 million, for 1999 compared with 1998. The 2000 increases were driven by sales of service provider Internet infrastructure, wireless systems and professional services, offset in part by a decline in optical networking products, primarily due to lower revenues in the fiscal fourth quarter and a decline in switching revenues. Lower than expected revenues in optical networking, due primarily to being late to market with the OC-192 product, which affected the entire product cycle, from engineering and manufacturing to deployment and launch, had a negative impact on the fiscal year's revenue growth. In addition, lower revenues from switching products primarily due to the shift in customer spending away from circuit switching, pricing pressures and the impact of a substantial reduction in the major long-term foreign project in Saudi Arabia that declined by approximately 40% to $1,425 million in the current fiscal year negatively impacted growth. The 1999 increases resulted primarily from higher sales of switching and wireless systems products with associated software, optical networking and data networking systems and communications software.

     U.S. revenues in 2000 from the Service Provider Networks segment increased by 7.1% over 1999, and by 10.9% comparing 1999 with 1998. The 2000 and 1999 U.S.
revenue increases included revenue gains from sales to incumbent local exchange carriers, which in certain cases provide wireless service, and competitive local exchange carriers. Revenues in 2000 increased despite a decline in revenues from AT&T, historically a significant customer. In addition, the 1999 U.S. revenue increase included long distance carriers. Non-U.S. revenues for 2000 increased 6.0% compared with 1999, reflecting gains in all regions except the Europe/Middle East/Africa region, which was negatively impacted by the substantial reduction of revenues from Saudi Telecommunications Company (STC), and represented 32.6% of revenues for 2000 compared with 32.8% for 1999. Non-U.S. revenues for 1999 increased 60.7% compared with 1998 due to revenue growth in the Europe/Middle East/Africa region, primarily due to the same major long-term foreign project, Caribbean/Latin America and Asia/Pacific regions and represented 32.8% of revenues for 1999 compared with 25.2% in 1998.

     Lucent expects that product transition associated with a decline in circuit switching revenue and the substantial reduction of revenues from AT&T and Saudi Telecommunications Company (STC) will not be fully offset immediately by the ramp-up of newer products. In addition, component shortages have led to a longer than expected full-volume ramp-up in optical networking. Lucent expects a decline in total revenues and an accompanying decline in net income and net income per share in fiscal year 2001 compared to fiscal year 2000.

     Revenues in 2000 from the Microelectronics and Communications Technologies segment increased 38.3%, or $1,927 million, compared with 1999. This increase was driven by sales of optical fiber, optoelectronic components, power systems, wired and wireless local area network systems and customized chips for computing and high-speed communications systems. Revenues in 1999 increased 21.6%, or $892 million, compared with 1998, due to higher sales of optoelectronic components and integrated circuits for high-speed communications, data networking, wireless and computing systems. Increased sales of power systems also contributed to the increase.

     U.S. sales in 2000 increased 51.8% compared with 1999 and 16.2% in 1999 compared with 1998. Non-U.S. revenues increased 22.5% compared with 1999, with revenue growth in all regions. Non-U.S. revenues increased 28.6% in 1999 compared with 1998, driven by sales in the Asia/Pacific and the Europe/Middle

East/Africa regions. Non-U.S. revenues represented 40.7% of sales in 2000 compared with 46.0% in 1999 and 43.5% in 1998.

     As previously discussed, in fiscal 2001 Lucent intends to spin off Agere Systems, which is currently part of the Microelectronics and Communications Technologies segment.

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

     Future financings will be arranged to meet Lucent's requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions. Lucent anticipates that borrowings under its bank credit facilities, the issuance of additional commercial paper, cash generated from operations, short- and long-term debt financings, receivable securitizations, the expected proceeds from the sale of the power systems business and the planned initial public offering of Agere Systems will be adequate to satisfy its future cash requirements, although there can be no assurance that this will be the case.

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

     Lucent has a credit process that monitors the drawn and un-drawn commitments and guarantees of debt to its customers. Customers are reviewed on a quarterly or annual basis depending upon their risk profile. As part of Lucent's review, it assesses the customer's short-term and long-term liquidity position, current operating performance versus plan, execution challenges facing Lucent, changes in competitive landscape, industry and macro economic conditions, and changes to management and sponsors. Depending upon the extent of any deterioration of a customer's credit profile or non-compliance of our legal documentation, Lucent undertakes actions that could include canceling the commitment, forcing the borrower to take corrective measures, and increasing reserves. These actions are designed to mitigate unexpected events that could have an impact on the company's future results of operations and cash flows, however, there can be no assurance that this will be the case. In the fourth quarter of fiscal 2000, the telecommunications sector, particularly competitive local exchange carriers, began to experience a deterioration in market conditions that resulted in Lucent recording additional provisions of approximately $250 million in the current fiscal year. In addition, beginning in fiscal 2001, Lucent implemented a more selective customer-financing program. The overall vendor financing exposure, coupled with a continued decline in telecommunications market conditions, could cause revenue, results of operations and cash flows in fiscal year 2001 to be lower than fiscal year 2000.

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

RISK MANAGEMENT

     Lucent is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could impact its results of operations and financial condition. Lucent manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, hedges these risks through the use of derivative financial instruments. Lucent uses the term hedge to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions and it creates a relationship in which gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. Lucent uses derivative financial instruments as risk management tools and not for trading or speculative purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage Lucent's exposure to nonperformance on such instruments. Lucent's risk management objective is to minimize the effects of volatility on its cash flows by identifying the recognized assets and liabilities or forecasted transactions exposed to these risks and appropriately hedging them with either forward contracts or to a lesser extent, option contracts, swap derivatives or by embedding terms into certain contracts that affect the ultimate amount of cash flows under the contract. Lucent generally does not hedge its credit risk on customer receivables.

  Foreign Currency Risk

     Lucent uses foreign exchange forward contracts and to a lesser extent option contracts to minimize exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to non-U.S. customers and purchases from non-U.S. suppliers will be adversely affected by changes in exchange rates. Foreign exchange forward contracts are designated for recognized receivables and payables, firmly committed or anticipated cash inflows and outflows. The use of these derivative financial instruments allows Lucent to reduce its overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. Cash inflows and outflows denominated in the same foreign currency are netted on a legal entity basis and the corresponding net cash flows exposure is appropriately hedged. Lucent does not hedge its net investment in non-U.S. entities because Lucent views those investments as long-term in nature.

     As of September 30, 2000, Lucent's primary net foreign currency market exposures were as follows (dollars in millions):

-----------------------------------------------------------------------------------------------------------------------
                                                                                                 Impact on derivative
                                                   Notional amounts of    Fair value of          contracts of a 10%
                            Foreign currency       forward and option     forward and option     depreciation of the
                            transaction exposure   contracts on hedged       contracts             U.S. dollar
 Currency                   long (short) positions     exposures          Asset (Liability)        Gain (Loss)
-----------------------------------------------------------------------------------------------------------------------
 Euro and legacy currencies          $538                   $443                    $6                    ($44)
-----------------------------------------------------------------------------------------------------------------------
 Brazilian real                      $174                   $151                   ($4)                   ($15)
-----------------------------------------------------------------------------------------------------------------------
 Japanese yen                        ($85)                   $51                   ($1)                     $5
-----------------------------------------------------------------------------------------------------------------------
 Australian dollar                    $72                    $69                    $8                     ($7)
-----------------------------------------------------------------------------------------------------------------------
 Canadian dollar                      $63                    $46                    $1                     ($5)
-----------------------------------------------------------------------------------------------------------------------

     The exposure positions above represent a portfolio containing all identified booked and firmly committed exposures and 50% of the first six months of all identified anticipated exposures which is used as a benchmark by Lucent for risk management purposes. The hedged exposures represent the actual external derivative positions executed with financial counterparties to offset Lucent's net exposure. The exposure and hedge positions are not always equal due to the fact that some anticipated exposures included within these portfolios may be hedged as little as 25% or as much as 100%, when deemed appropriate, in accordance with Lucent corporate policy. Management has not changed its foreign exchange risk management strategy from the prior year and does not foresee or expect any significant changes in foreign currency exposure or in how such exposure is managed in the near future.

     The fair value of foreign exchange forward contracts is subject to changes in foreign currency exchange rates. For the purposes of assessing specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments and results of operations. The financial instruments included in our sensitivity analysis are foreign currency forward and option contracts. Such contracts generally have durations of three to six months and are primarily used to hedge recognized receivables and payables and anticipated transactions, and to a lesser extent, unrecognized firm commitments. The sensitivity analysis excludes the value of foreign currency denominated receivables and payables (other than loans) because of their short maturities. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of a hypothetical 10% change in foreign currency exchange spot rates assuming no change in interest rates. However, these calculated exposures do not generally affect the Company's use of derivative financial instruments as described above. For contracts outstanding as of September 30, 2000 and 1999, a 10% appreciation in the value of foreign currencies against the U.S. dollar from the prevailing market rates would result in an incremental pre-tax net unrealized loss of approximately $59 million and $31 million, respectively. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in an incremental pre-tax net unrealized gain of approximately $59 million and $31 million, as of September 30, 2000 and 1999, respectively. Consistent with the nature of the economic hedge of such foreign exchange forward and option contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, of the underlying instrument or transaction being hedged.

     The model to determine sensitivity assumes a parallel shift in all foreign currency exchange spot rates, however, exchange rates rarely move in the same direction. Additionally, the amounts above do not necessarily represent the actual changes in fair value we would incur under normal market conditions because all variables other than the exchange rates are held constant in the calculations above.

     While Lucent hedges certain foreign currency transactions, the decline in value of non-U.S. dollar currencies may, if not reversed, adversely affect Lucent's ability to contract for product sales in U.S. dollars because Lucent's products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

  Interest Rate Risk

     Lucent uses a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments and to a lesser extent, interest rate swaps to manage its interest rate mix of the total debt portfolio and related overall cost of borrowing. To manage this mix in a cost-effective manner, Lucent, from time to time, may enter into interest rate swap agreements in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts. Lucent had no material interest rate swap agreements in effect at September 30, 2000 or 1999. The objective of maintaining this mix of fixed and floating rate debt allows Lucent to manage its overall value of cash flows attributable to its debt instruments. Management has not changed its interest rate risk management strategy from the prior year and does not foresee or expect any significant changes in its exposure to interest rate fluctuations or in how such exposure is managed in the near future. Lucent does not enter into derivative transactions on its cash equivalents and short-term investments since their relative short maturities do not create significant risk.

     The fair value of Lucent's fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the market value of this debt due to the differences between the market interest rates and rates at the inception of the debt obligation. To determine the specific risks of changes in interest rates, Lucent performs a sensitivity analysis on it fixed-rate long-term debt to assess the risk of changes in fair value. These debt instruments have original maturities ranging from 5 years to 30 years. The model to determine sensitivity assumes a hypothetical 150 basis point parallel shift in interest rates. At September 30, 2000 and 1999, a 150 basis point increase in interest rates would reduce the market value of Lucent's fixed-rate long-term debt by approximately $317 million and $360 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of Lucent's fixed-rate long-term debt outstanding at September 30, 2000 and 1999 of approximately $397 million and $456 million, respectively. Lucent's sensitivity analysis excludes commercial paper, variable rate debt instruments, secured borrowings and bank loans because the changes in interest rates would not significantly affect the fair value of such instruments. Interest rate swaps have also been excluded from the sensitivity analysis since they are not material.

  Equity Price Risk

     Lucent's investment portfolio consists of equity investments accounted for under the cost and equity methods as well as equity investments in publicly held companies that are classified as available-for-sale. These available-for-sale securities are exposed to price fluctuations and are generally concentrated in the high-technology communications and semi-conductor industries, many of which are small capitalization stocks. At September 30, 2000, the fair value of one available-for-sale security totaled $139 million out of a total available-for-sale portfolio value of $212 million. Lucent generally does not hedge its equity price risk; however, on occasion, may use equity derivative financial instruments that are subject to equity price risks to complement its investment strategies. As of September 30, 2000, a 20% adverse change in equity prices would result in an approximate $42 million decrease in the fair value of Lucent's available-for-sale securities. As of September 30, 2000, Lucent had no outstanding hedging instrument for its equity price risk. The model to determine sensitivity assumes a corresponding shift in all equity prices, however, equity prices on individual companies dispersed across many different business industries may not always move in the same direction. This analysis excludes stock purchase warrants as Lucent does not believe that the value of such warrants are significant.

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

FORWARD-LOOKING STATEMENTS

     This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industries in which Lucent operates, management's beliefs, and assumptions made by management. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of Lucent. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, Lucent does not have any intention or obligation to update publicly any forward-looking statements after the distribution of this Form 10-K/A whether as a result of new information, future events or otherwise.

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

     (5) Exhibits:

     The following documents are filed as Exhibits to this report on Form 10-K/A or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

    EXHIBIT
    NUMBER
    -------
(3)(i)                Articles of Incorporation of the registrant, as amended
                      effective February 16, 2000 (Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
(3)(ii)               By-Laws of the registrant (Exhibit 3(ii) to the Annual
                      Report on Form 10-K for the year ended September 30, 2000).
(4)(i)                Indenture dated as of April 1, 1996 between Lucent
                      Technologies Inc. and the Bank of New York, as Trustee
                      (Exhibit 4A to Registration Statement on Form S-3 No.
                      333-01223).
(4)(ii)               First Supplemental Indenture dated as of April 17, 2000 to
                      Indenture dated April 1, 1996 (Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
(4)(iii)              Other instruments in addition to Exhibit 4(i) which define the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, are not filed
                      herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).
                      Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon
                      request.
(10)(i)1              Separation and Distribution Agreement by and among Lucent
                      Technologies Inc., AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29,
                      1996 (Exhibit 10.1 to Registration Statement on Form S-1 No.
                      333-00703).
(10)(i)2              Tax Sharing Agreement by and among Lucent Technologies Inc.,
                      AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.6 to Registration Statement on Form S-1 No. 333-00703).

    EXHIBIT
    NUMBER
    -------
(10)(i)3              Employee Benefits Agreement by and between AT&T and Lucent
                      Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.2 to
                      Registration Statement on Form S-1 No. 333-00703).
(10)(i)4              Rights Agreement between Lucent Technologies Inc. and the
                      Bank of New York (successor to First Chicago Trust Company of New York), as Rights Agent, dated as of April 4, 1996
                      (Exhibit 4.2 to Registration Statement on Form S-1 No.
                      333-00703).
(10)(i)5              Amendment to Rights Agreement between Lucent Technologies
                      Inc. and the Bank of New York (successor to First Chicago
                      Trust Company of New York), dated as of February 18, 1998
                      (Exhibit (10)(i)5 to the Annual Report on Form 10-K for the
                      year ended September 30, 1998).
(10)(ii)(B)1          Brand License Agreement by and between Lucent Technologies
                      Inc. and AT&T, dated as of February 1, 1996 (Exhibit 10.5 to
                      Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)2          Patent License Agreement among AT&T, NCR and Lucent
                      Technologies Inc., effective as of March 29, 1996 (Exhibit
                      10.7 to Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)3          Amended and Restated Technology License Agreement among
                      AT&T, NCR and Lucent Technologies Inc., effective as of
                      March 29, 1996 (Exhibit 10.8 to Registration Statement on
                      Form S-1 No. 333-00703).
(10)(iii)(A)1         Lucent Technologies Inc. Short Term Incentive Program
                      (Exhibit (10)(iii)(A)2 to the Quarterly Report on Form 10-Q
                      for the quarter ended March 31, 1998).*
(10)(iii)(A)2         Lucent Technologies Inc. 1996 Long Term Incentive Program.
                      (Exhibit (10)(iii)(A)2 to the Annual Report on Form 10-K for
                      the year ended September 30, 2000).*
(10)(iii)(A)3         Lucent Technologies Inc. 1996 Long Term Incentive Program
                      (Plan) Restricted Stock Unit Award Agreement. (Exhibit
                      (10)(iii)(A)3 to the Annual Report on Form 10-K for the year ended September 30, 2000).*
(10)(iii)(A)4         Lucent Technologies Inc. 1996 Long Term Incentive Program
                      (Plan) Nonstatutory Stock Option Agreement. (Exhibit
                      (10)(iii)(A)4 to the Annual Report on Form 10-K for the year ended September 30, 2000).*
(10)(iii)(A)5         Lucent Technologies Inc. Deferred Compensation Plan.
                      (Exhibit (10)(iii)(A)5 to the Annual Report on Form 10-K for
                      the year ended September 30, 2000).*
(10)(iii)(A)6         Lucent Technologies Inc. Stock Retainer Plan for
                      Non-Employee Directors (Exhibit (10)(iii)(A)5 to the Annual
                      Report on Form 10-K for the year ended September 30, 1998).*
(10)(iii)(A)7         Lucent Technologies Inc. Officer Long-Term Disability and
                      Survivor Protection Plan (Exhibit (10)(iii)(A)8 to the
                      Annual Report on Form 10-K for Transition Period ended
                      September 30, 1996).*
(10)(iii)(A)8         Employment Agreement of Mr. Verwaayen dated June 12, 1997
                      (Exhibit (10)(iii)(A)(1)) to the Annual Report on Form 10-K
                      for the year ended September 30, 1997).*
(10)(iii)(A)9         Employment Agreement of Ms. Hopkins dated April 21, 2000
                      (Exhibit 10 to the Quarterly Report on Form 10-Q for the
                      quarter ended June 30, 2000).
(10)(iii)(A)10        Description of the Lucent Technologies Inc. Supplemental
                      Pension Plan. (Exhibit (10)(iii)(A)13 to the Annual Report
                      on Form 10-K for the year ended September 30, 1998).*
(10)(iii)(A)11        Lucent Technologies Inc. 1999 Stock Compensation Plan for
                      Non-Employee Directors (Exhibit 10(iii)(A)14 to the Annual
                      Report on Form 10-K for the year ended September 30, 1998).*

    EXHIBIT
    NUMBER
    -------
(10)(iii)(A)12        Lucent Technologies Inc. Voluntary Life Insurance Plan
                      (Exhibit 10(iii)(A)15 to the Annual Report on Form 10-K for
                      the year ended September 30, 1998).
(12)                  Computation of Ratio of Earnings to Fixed Charges. (Exhibit
                      (12) to the Annual Report on Form 10-K for the year ended
                      September 30, 2000).
(21)                  List of subsidiaries of Lucent Technologies Inc. (Exhibit
                      (21) to the Annual Report on Form 10-K for the year ended
                      September 30, 2000).
(23)                  Consent of PricewaterhouseCoopers LLP
(24)                  Powers of Attorney executed by officers and directors who
                      signed this report.
(27)                  Financial Data Schedule. (Exhibit (27) to the Annual Report
                      on Form 10-K for the year ended September 30, 2000).

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

                                          LUCENT TECHNOLOGIES INC.

                                          By:       /s/ MARK R. WHITE
                                            ------------------------------------
                                            Mark R. White
                                            Principal Accounting Officer

June 13, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Principal Executive Officer
  Henry B. Schacht
    Chief Executive Officer
Principal Financial Officer
    Frank A. D'Amelio
       Executive Vice President and
       Chief Financial Officer
Principal Accounting Officer                       By: /s/ MARK R. WHITE
    Mark R. White                                      ----------------------------------------
       Principal Accounting Officer                    Mark R. White
                                                       (attorney-in-fact)
                                                       June 13, 2001

Directors
  Paul A. Allaire
  Betsy S. Atkins
  Carla A. Hills
  Henry B. Schacht
  Franklin A. Thomas
  John A. Young

         INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                                ----
Report of Independent Accountants...........................     52
Consolidated Statements of Income for each of the three
  years in the period ended September 30, 2000..............     53
Consolidated Balance Sheets as of September 30, 2000 and
  1999......................................................     54
Consolidated Statements of Changes in Shareowners' Equity
  for each of the three years in the period ended September
  30, 2000..................................................     55
Consolidated Statements of Cash Flows for each of the three
  years in the period ended September 30, 2000..............     57
Notes to Consolidated Financial Statements..................     58
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts for each
  of the three years in the period ended September 30,
  2000......................................................     86

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

REVENUE RECOGNITION

     Revenue is generally recognized when all significant contractual obligations have been satisfied and collection of the resulting receivable, including receivables of customers to which Lucent has provided customer financing, is reasonably assured. The determination of whether the collectibility of receivables is reasonably assured is based upon an assessment of the creditworthiness of the customers and Lucent's ability to sell the receivable. In instances where collection or sale of a receivable is not reasonably assured, revenue and the related costs are deferred. Revenue from product sales of hardware and software is recognized at time of delivery and acceptance and after consideration of all the terms and conditions of the customer contract. Sales of services are recognized at time of performance, and rental revenue is recognized proportionately over the contract term. Revenues and estimated profits on long-term contracts are generally recognized under the

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

percentage-of-completion method of accounting using either a units-of-delivery or a cost-to-cost methodology; profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately.

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

CASH AND CASH EQUIVALENTS

     All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. These primarily consist of money market funds and to a lesser extent certificates of deposit and commercial paper.

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

FINANCIAL INSTRUMENTS

     Lucent uses various financial instruments, including foreign exchange forward contracts and interest rate swap agreements to manage risk to Lucent by generating cash flows which offset the cash flows of certain transactions in foreign currencies or underlying financial instruments in relation to their amount and timing. Lucent's derivative financial instruments are for purposes other than trading. Lucent's non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. Lucent generally does not require collateral to support its financial instruments. See
Note 15 for further discussion on derivative financial instruments and hedging activities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

     Lucent's investment portfolio consists of equity investments accounted for under the cost and equity methods as well as equity investments in publicly held companies that are generally concentrated in the high-technology communications and semi-conductor industries. These investments are included in other assets. Marketable equity securities with readily determinable fair values are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses on the changes in fair value of these securities are reported, net of tax, as a component of accumulated other comprehensive income
(loss) until sold (see Note 8). At the time of sale, any such gains or losses are recognized in other income-net.

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

---------------
(1) Income from discontinued operations includes an allocation of Lucent's interest expense totaling $64, $91 and $112 for the fiscal years ended September 30, 2000, 1999 and 1998, respectively based upon the amount of debt being assumed by Avaya. Approximately $780 of commercial paper borrowings was assumed by Avaya as part of the spin-off transaction.

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

                                                                                              PURCHASED
                       ACQUISITION      PURCHASE                   EXISTING       OTHER         IPRD
                          DATE            PRICE        GOODWILL   TECHNOLOGY   INTANGIBLES   (AFTER-TAX)
                       -----------   ---------------   --------   ----------   -----------   -----------
2000
Spring Tide(1).......    9/00            $1,315         $1,075       $143         $ 14          $131
                                     Stock & options
Chromatis(2).........    6/00             4,756          4,223        n/a          186           428
                                     Stock & options
Herrmann(3)..........    6/00              432             384         52           16            34
                                     Stock & options
Ortel(4).............    4/00             2,998          2,554        171           24           307
                                     Stock & options
Agere(5).............    4/00              377             303        n/a          n/a            94
                                     Stock & options
DeltaKabel(6)........    4/00              52               56        n/a          n/a           n/a
                                          Cash
VTC Inc.(7)..........    3/00              104              46         31            7             7
                                          Cash
1999
Stratus(8)...........    10/98            $917          $    0       $130         $  4          $267*
                                     Stock & options
Other(9).............   various            217             146         22           12            37
                                      Cash & notes
1998
Yurie(10)............    5/98            $1,056         $  292       $ 40          n/a          $620
                                     Cash & options
Livingston(11).......    12/97             610             114         69          n/a           427
                                     Stock & options
Other(12)............   various            131              39         36            7            59
                                          Cash

                         AMORTIZATION PERIOD (IN YEARS)
                       -----------------------------------
                                   EXISTING       OTHER
                       GOODWILL   TECHNOLOGY   INTANGIBLES
                       --------   ----------   -----------
2000
Spring Tide(1).......       7           7            7
Chromatis(2).........       7         n/a          2-7
Herrmann(3)..........       8           7            7
Ortel(4).............       9         7.5          4-9
Agere(5).............       7         n/a          n/a
DeltaKabel(6)........       6         n/a          n/a
VTC Inc.(7)..........       7           5            7
1999
Stratus(8)...........     n/a          10            3
Other(9).............    4-10         4-7          4-8
1998
Yurie(10)............       7           5          n/a
Livingston(11).......       5           8          n/a
Other(12)............    5-10        5-10           10

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

 (6) DeltaKabel Telecom cv was a developer of cable modem and Internet protocol
     (IP) telephony products and services for the European market.

 (7) VTC, Inc. was a supplier of semiconductor components to computer hard disk drive manufacturers.

 (8) Stratus Computer, Inc. was a manufacturer of fault-tolerant computer systems, acquired by Ascend.

 (9) Other acquisitions include the Ethernet local area network business of Enable Semiconductor ("Enable Ethernet"); Sybarus Technologies; WaveAccess Ltd.; Quadritek Systems, Inc.; XNT Systems, Inc.; Quantum Telecom Solutions, Inc.; and InterCall Communications and Consulting, Inc.

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

  Pooling-of-Interests Mergers

     The following table presents information about certain mergers by Lucent accounted for under the pooling-of-interests method of accounting in the fiscal years ended September 30, 2000 and 1999. As a result, Lucent's financial statements have been restated for all periods prior to the mergers to include the accounts and operations of those companies.

                                                  TOTAL SHARES
                                       MERGER    OF COMMON STOCK
ACQUISITION                             DATE         ISSUED               DESCRIPTION OF BUSINESS
-----------                            ------    ---------------          -----------------------
2000:
Excel................................  11/99        22 million      Developer of programmable switches
INS(1)...............................  10/99        49 million      Provider of network consulting,
                                                                    design and integration services
1999:
Ascend(2)............................   6/99       371 million      Developer, manufacturer and seller
                                                                    of wide area networking equipment
Kenan................................   2/99        26 million      Developer of third-party billing
                                                                    and customer care software

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires the recognition of the fair value of all derivative instruments on the balance sheet. Subsequent to the issuance of SFAS 133, the FASB received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS 133. These amendments include allowing foreign-currency denominated assets and liabilities to qualify for hedge accounting, permitting the offsetting of certain interentity foreign currency exposures that reduce the need for third-party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. Lucent is adopting SFAS 133 and the corresponding amendments under SFAS 138 effective as of October 1, 2000. The impact of adopting SFAS 133, as amended by SFAS 138, is not significant.

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
                                                              ======    ======    =====

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

SUPPLEMENTARY BALANCE SHEET INFORMATION

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
INVENTORIES
Completed goods.............................................  $ 2,976    $ 2,374
Work in process.............................................    1,083        834
Raw materials...............................................    1,618      1,032
                                                              -------    -------
Inventories.................................................  $ 5,677    $ 4,240
                                                              =======    =======
PROPERTY, PLANT AND EQUIPMENT -- NET
Land and improvements.......................................  $   367    $   328
Buildings and improvements..................................    3,773      3,601
Machinery, electronic and other equipment...................   10,085      9,060
                                                              -------    -------
Total property, plant and equipment.........................   14,225     12,989
Less: Accumulated depreciation..............................    7,141      6,770
                                                              -------    -------
Property, plant and equipment -- net........................  $ 7,084    $ 6,219
                                                              =======    =======
INCLUDED IN OTHER CURRENT LIABILITIES
Advance billings, progress payments and customer deposits...  $   855    $   719
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

10. INCOME TAXES

     The following table presents the principal reasons for the difference between the effective tax rate on continuing operations and the U.S. federal statutory income tax rate:

                                                              YEARS ENDED SEPTEMBER 30,
                                                              -------------------------
                                                              2000      1999      1998
                                                              -----     -----     -----
U.S. federal statutory income tax rate......................  35.0%     35.0%     35.0%
State and local income taxes, net of federal income tax
  effect....................................................   1.7%      2.3%      3.1%
Foreign earnings and dividends taxed at different rates.....  (1.1)%    (0.1)%     1.0%
Research credits............................................  (3.5)%    (2.5)%    (3.2)%
Acquisition-related costs(1)................................  14.2%      3.9%     25.9%
Other differences -- net....................................  (2.3)%    (1.9)%    (1.9)%
                                                              ----      ----      ----
Effective income tax rate...................................  44.0%     36.7%     59.9%
Effective income tax rate excluding acquisition-related
  costs(1)..................................................  29.8%     32.8%     34.0%

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
                                                           ======    ======    ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

     As of September 30, 2000, Lucent had tax credit carryforwards of $112 and federal, state and local, and non-U.S. net operating loss carryforwards of $138 (tax-effected), all of which expire primarily after the year 2004. As of September 30, 2000, Lucent has recorded valuation allowances totaling $198 against these carryforwards primarily in certain foreign jurisdictions where recovery of these carryforwards is uncertain.

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
                       =======                       ======        =======        ======

     Other stock unit awards are granted under certain award plans. The following table presents the total number of shares of common stock represented by awards granted to employees for the years ended September 30, 2000, 1999 and 1998:

                                                           YEARS ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            2000      1999      1998
                                                           ------    ------    ------
Other stock unit awards granted (in thousands)...........     858       532     1,730
Weighted average market value of shares granted during
  the period.............................................  $59.23    $31.82    $22.23

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

     Lucent employs shared-service concepts to realize economies of scale and efficient use of resources. The costs of shared services and other corporate center operations managed on a common basis are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. The

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

accounting policies of the reportable operating segments are the same as those described in the Summary of Significant Accounting Policies (see Note 2).

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

DERIVATIVE FINANCIAL INSTRUMENTS

     Lucent conducts its business on a multinational basis in a wide variety of foreign currencies. Consequently, Lucent enters into various foreign exchange forward and option contracts to manage its exposure against adverse changes in the foreign exchange rates. The notional amounts for foreign exchange forward and option contracts represent the U.S. dollar equivalent of amounts exchanged. Generally, foreign exchange forward contracts are designated for firmly committed or forecast sales and purchases that are expected to occur in less than one year. Gains and losses on all hedged contracts for firmly committed transactions and option contracts for anticipated transactions are deferred in other current assets and liabilities, are recognized in other income-net when the transactions occur or are no longer probable and are not material to the Consolidated Financial Statements at September 30, 2000 and 1999. All other gains and losses on foreign exchange forward contracts are recognized in other income-net as the exchange rates change.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS) -- (CONTINUED)

     The following table presents Lucent's non-derivative and off-balance-sheet instruments for amounts committed but not drawn-down and the amounts drawn-down on such instruments. These instruments may expire without being drawn upon. Therefore, the amounts committed but not drawn-down do not necessarily represent future cash flows.

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

                                 EXHIBIT INDEX

     The following documents are filed as Exhibits to this report on Form 10-K/A or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

    EXHIBIT
    NUMBER
    -------
(3)(i)                Articles of Incorporation of the registrant, as amended
                      effective February 16, 2000 (Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).
(3)(ii)               By-Laws of the registrant (Exhibit (3)(ii) to the Annual
                      Report on Form 10-K for the year ended September 30, 2000).
(4)(i)                Indenture dated as of April 1, 1996 between Lucent
                      Technologies Inc. and the Bank of New York, as Trustee
                      (Exhibit 4A to Registration Statement on Form S-3 No.
                      333-01223).
(4)(ii)               First Supplemental Indenture dated as of April 17, 2000 to
                      Indenture dated April 1, 1996 (Exhibit 4 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
(4)(iii)              Other instruments in addition to Exhibit 4(i) which define the rights of holders of long term debt, of the registrant and all of its consolidated subsidiaries, are not filed
                      herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).
                      Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon
                      request.
(10)(i)1              Separation and Distribution Agreement by and among Lucent
                      Technologies Inc., AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29,
                      1996 (Exhibit 10.1 to Registration Statement on Form S-1 No.
                      333-00703).
(10)(i)2              Tax Sharing Agreement by and among Lucent Technologies Inc.,
                      AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.6 to Registration Statement on Form S-1 No. 333-00703).
(10)(i)3              Employee Benefits Agreement by and between AT&T and Lucent
                      Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.2 to
                      Registration Statement on Form S-1 No. 333-00703).
(10)(i)4              Rights Agreement between Lucent Technologies Inc. and the
                      Bank of New York (successor to First Chicago Trust Company of New York), as Rights Agent, dated as of April 4, 1996
                      (Exhibit 4.2 to Registration Statement on Form S-1 No.
                      333-00703).
(10)(i)5              Amendment to Rights Agreement between Lucent Technologies
                      Inc. and the Bank of New York (successor to First Chicago
                      Trust Company of New York), dated as of February 18, 1998
                      (Exhibit (10)(i)5 to the Annual Report on Form 10-K for the
                      year ended September 30, 1998).
(10)(ii)(B)1          Brand License Agreement by and between Lucent Technologies
                      Inc. and AT&T, dated as of February 1, 1996 (Exhibit 10.5 to
                      Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)2          Patent License Agreement among AT&T, NCR and Lucent
                      Technologies Inc., effective as of March 29, 1996 (Exhibit
                      10.7 to Registration Statement on Form S-1 No. 333-00703).
(10)(ii)(B)3          Amended and Restated Technology License Agreement among
                      AT&T, NCR and Lucent Technologies Inc., effective as of
                      March 29, 1996 (Exhibit 10.8 to Registration Statement on
                      Form S-1 No. 333-00703).
(10)(iii)(A)1         Lucent Technologies Inc. Short Term Incentive Program
                      (Exhibit (10)(iii)(A)2 to the Quarterly Report on Form 10-Q
                      for the quarter ended March 31, 1998).*

    EXHIBIT
    NUMBER
    -------
(10)(iii)(A)2         Lucent Technologies Inc. 1996 Long Term Incentive Program.
                      (Exhibit (10)(iii)(A)2 to the Annual Report on Form 10-K for
                      the year ended September 30, 2000).
(10)(iii)(A)3         Lucent Technologies Inc. 1996 Long Term Incentive Program
                      (Plan) Restricted Stock Unit Award Agreement. (Exhibit
                      (10)(iii)(A)3 to the Annual Report on Form 10-K for the year ended September 30, 2000).
(10)(iii)(A)4         Lucent Technologies Inc. 1996 Long Term Incentive Program
                      (Plan) Nonstatutory Stock Option Agreement. (Exhibit
                      (10)(iii)(A)4 to the Annual Report on Form 10-K for the year ended September 30, 2000).
(10)(iii)(A)5         Lucent Technologies Inc. Deferred Compensation Plan.
                      (Exhibit (10)(iii)(A)5 to the Annual Report on Form 10-K for
                      the year ended September 30, 2000).
(10)(iii)(A)6         Lucent Technologies Inc. Stock Retainer Plan for
                      Non-Employee Directors (Exhibit (10)(iii)(A)5 to the Annual
                      Report on Form 10-K for the year ended September 30, 1998).*
(10)(iii)(A)7         Lucent Technologies Inc. Officer Long-Term Disability and
                      Survivor Protection Plan (Exhibit (10)(iii)(A)8 to the
                      Annual Report on Form 10-K for Transition Period ended
                      September 30, 1996).*
(10)(iii)(A)8         Employment Agreement of Mr. Verwaayen dated June 12, 1997
                      (Exhibit (10)(iii)(A)(1)) to the Annual Report on Form 10-K
                      for the year ended September 30, 1997).*
(10)(iii)(A)9         Employment Agreement of Ms. Hopkins dated April 21, 2000
                      (Exhibit 10 to the Quarterly Report on Form 10-Q for the
                      quarter ended June 30, 2000).
(10)(iii)(A)10        Description of the Lucent Technologies Inc. Supplemental
                      Pension Plan. (Exhibit (10)(iii)(A)13 to the Annual Report
                      on Form 10-K for the year ended September 30, 1998).*
(10)(iii)(A)11        Lucent Technologies Inc. 1999 Stock Compensation Plan for
                      Non-Employee Directors (Exhibit 10(iii)(A)14 to the Annual
                      Report on Form 10-K for the year ended September 30, 1998).*
(10)(iii)(A)12        Lucent Technologies Inc. Voluntary Life Insurance Plan
                      (Exhibit 10(iii)(A)15 to the Annual Report on Form 10-K for
                      the year ended September 30, 1998).
(12)                  Computation of Ratio of Earnings to Fixed Charges. (Exhibit
                      (12) to the Annual Report on Form 10-K for the year ended
                      September 30, 2000).
(21)                  List of subsidiaries of Lucent Technologies Inc. (Exhibit
                      (21) to the Annual Report on Form 10-K for the year ended
                      September 30, 2000).
(23)                  Consent of PricewaterhouseCoopers LLP
(24)                  Powers of Attorney executed by officers and directors who
                      signed this report.
(27)                  Financial Data Schedule. (Exhibit (27) to the Annual Report
                      on Form 10-K for the year ended September 30, 2000).

---------------
* Management contract or compensatory plan or arrangement.