Form 10-Q/A
period 2000-12-31
LUCENT TECHNOLOGIES INC
filed 2001-06-13
CIK 1006240

                     AS FILED WITH THE SEC ON JUNE 13, 2001
________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              -------------------

                                FORM 10-Q/A #1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

                        COMMISSION FILE NUMBER 001-11639

                              -------------------

                            LUCENT TECHNOLOGIES INC.

                  A DELAWARE                                     I.R.S. EMPLOYER
                  CORPORATION                                    NO. 22-3408857

               600 MOUNTAIN AVENUE, MURRAY HILL, NEW JERSEY 07974

                         Telephone Number: 908-582-8500

                              -------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At January 31, 2001, 3,403,607,833 common shares were outstanding.

________________________________________________________________________________

                        PART 1 -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (AMOUNTS IN MILLIONS,
                                 EXCEPT PER SHARE
                                     AMOUNTS)
                                    (UNAUDITED)

                                                                    THREE MONTHS
                                                                 ENDED DECEMBER 31,
                                                              ------------------------
                                                                2000            1999
                                                                ----            ----

Revenues....................................................  $   5,841       $  8,065
Costs.......................................................      4,530          4,307
                                                              ---------       --------
Gross margin................................................      1,311          3,758
Operating expenses:
    Selling, general and administrative.....................      2,137          1,338
    Research and development................................      1,285            928
                                                              ---------       --------
        Total operating expenses............................      3,422          2,266
                                                              ---------       --------
Operating income (loss).....................................     (2,111)         1,492
Other income (expense) -- net...............................        (18)           252
Interest expense............................................        129             81
                                                              ---------       --------
Income (loss) from continuing operations before (benefit)
  provision for income taxes................................     (2,258)         1,663
(Benefit) provision for income taxes........................       (679)           539
                                                              ---------       --------
Income (loss) from continuing operations....................     (1,579)         1,124
Income from discontinued operations (net of tax expense of
  $67)......................................................     --                125
                                                              ---------       --------
Income (loss) before extraordinary item and cumulative
  effect of accounting change...............................     (1,579)         1,249
Extraordinary gain (net of tax expense of $762).............      1,154          --
Cumulative effect of accounting change (net of tax expense
  of $17)...................................................         30          --
                                                              ---------       --------
Net income (loss)...........................................  $    (395)      $  1,249
                                                              ---------       --------
                                                              ---------       --------
Earnings (loss) per common share -- basic:
    Income (loss) from continuing operations................  $   (0.47)      $   0.36
    Net income (loss).......................................  $   (0.12)      $   0.40
Earnings (loss) per common share -- diluted:
    Income (loss) from continuing operations................  $   (0.47)      $   0.34
    Net income (loss).......................................  $   (0.12)      $   0.38
Weighted average number of common shares
  outstanding -- basic......................................    3,387.2        3,154.5
Weighted average number of common shares
  outstanding -- diluted....................................    3,387.2        3,268.0

            See notes to unaudited Consolidated Financial Statements

                   LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                              (DOLLARS IN MILLIONS
                             EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                              DECEMBER 31,   SEPTEMBER 30,
                                                                  2000           2000
                                                                  ----           ----
                           ASSETS
Cash and cash equivalents...................................    $ 3,814         $ 1,467
Receivables less allowances of $551 at December 31, 2000 and
  $501 at September 30, 2000................................      7,286           9,558
Inventories.................................................      6,879           5,677
Contracts in process, net of contract billings of $7,066 at
  December 31, 2000 and $6,744 at September 30, 2000........      1,691           1,881
Deferred income taxes -- net................................      1,168           1,165
Other current assets........................................      2,071           1,742
                                                                -------         -------
    Total current assets....................................     22,909          21,490
Property, plant and equipment, net of accumulated
  depreciation of $7,295 at December 31, 2000 and $7,141 at
  September 30, 2000........................................      7,138           7,084
Prepaid pension costs.......................................      6,422           6,440
Goodwill and other acquired intangibles, net of accumulated
  amortization of $1,436 at December 31, 2000 and $1,072 at
  September 30, 2000........................................      9,580           9,945
Other assets................................................      3,992           3,833
                                                                -------         -------
    Total assets............................................    $50,041         $48,792
                                                                -------         -------
                                                                -------         -------
                        LIABILITIES
Accounts payable............................................    $ 2,628         $ 2,813
Payroll and benefit-related liabilities.....................      1,154           1,210
Debt maturing within one year...............................      5,030           3,483
Other current liabilities...................................      3,661           3,371
                                                                -------         -------
    Total current liabilities...............................     12,473          10,877
Postretirement and postemployment benefit liabilities.......      5,214           5,548
Long-term debt..............................................      3,099           3,076
Deferred income taxes -- net................................      1,074           1,266
Other liabilities...........................................      2,433           1,853
                                                                -------         -------
    Total liabilities.......................................     24,293          22,620
Commitments and contingencies

                    SHAREOWNERS' EQUITY
Preferred stock-par value $1.00 per share
    Authorized shares: 250,000,000; issued and outstanding
      shares: none..........................................     --              --
Common stock -- par value $.01 per share
Authorized shares: 10,000,000,000; issued and
   outstanding shares: 3,391,491,521 at December 31, 2000
   and 3,384,332,104 at September 30, 2000..................         34              34
Additional paid-in capital..................................     20,490          20,390
Guaranteed ESOP obligation..................................         (9)            (16)
Retained earnings...........................................      5,668           6,129
Accumulated other comprehensive income (loss)...............       (435)           (365)
                                                                -------         -------
        Total shareowners' equity...........................     25,748          26,172
                                                                -------         -------
        Total liabilities and shareowners' equity...........    $50,041         $48,792
                                                                -------         -------
                                                                -------         -------

            See notes to unaudited Consolidated Financial Statements

                   LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)
                                  (UNAUDITED)

                                                                THREE MONTHS
                                                                   ENDED
                                                                DECEMBER 31,
                                                              ----------------
                                                               2000      1999
                                                               ----      ----
OPERATING ACTIVITIES:
    Net income (loss).......................................  $  (395)  $1,249
    Less: Income from discontinued operations...............    --         125
    Extraordinary gain......................................    1,154     --
    Cumulative effect of accounting change..................       30     --
                                                              -------   ------
    Income (loss) from continuing operations................   (1,579)   1,124
    Adjustments to reconcile income (loss) from continuing
      operations to net cash (used in) provided by operating
      activities:
        Depreciation and amortization.......................      868      455
        Provision for uncollectibles and customer
          financings........................................      370       30
        Tax benefit from employee stock options.............        8      456
        Deferred income taxes...............................     (139)     118
        Pension credit......................................     (348)    (235)
        Other adjustments for non-cash items................       36     (326)
CHANGES IN OPERATING ASSETS AND LIABILITIES:
    Decrease (increase) in receivables......................    2,073     (196)
    Increase in inventories and contracts in process........   (1,170)    (297)
    Decrease in accounts payable............................     (180)    (684)
    Changes in other operating assets and liabilities.......   (1,043)    (306)
                                                              -------   ------
    Net cash (used in) provided by operating activities from
      continuing operations.................................   (1,104)     139
                                                              -------   ------
INVESTING ACTIVITIES:
    Capital expenditures....................................     (548)    (508)
    Purchases of investments................................      (41)     (65)
    Sales or maturity of investments........................        1      702
    Dispositions of businesses..............................    2,494        9
    Other investing activities..............................        3      (31)
                                                              -------   ------
    Net cash provided by investing activities from
      continuing operations.................................    1,909      107
                                                              -------   ------
FINANCING ACTIVITIES:
    Net proceeds from short-term borrowings.................    1,576      185
    Repayments of long-term debt............................    --        (375)
    Proceeds from issuance of common stock..................       69      557
    Dividends paid..........................................      (68)     (62)
                                                              -------   ------
    Net cash provided by financing activities from
      continuing operations.................................    1,577      305
    Effect of exchange rate changes on cash and cash
      equivalents...........................................      (35)     (11)
                                                              -------   ------
    Net cash provided by continuing operations..............    2,347      540
    Net cash used in discontinued operations................    --        (129)
                                                              -------   ------
    Net increase in cash and cash equivalents...............    2,347      411
        Cash and cash equivalents at beginning of year......    1,467    1,686
                                                              -------   ------
        Cash and cash equivalents at end of period..........  $ 3,814   $2,097
                                                              -------   ------
                                                              -------   ------

            See notes to unaudited Consolidated Financial Statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited Consolidated Financial Statements have been prepared by Lucent Technologies Inc. ('Lucent' or the 'Company') pursuant to the rules and regulations of the Securities and Exchange Commission ('SEC') and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented.

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

    The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results for the three months ended December 31, 2000 are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in Lucent's latest Annual Report on Form 10-K for the year ended September 30, 2000 as amended on Form 10-K/A filed on June 13, 2001.

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

4. ACCOUNTING CHANGE -- DERIVATIVE FINANCIAL INSTRUMENTS

    Effective October 1, 2000, Lucent adopted Statement of Financial Accounting Standards ('SFAS') No. 133, 'Accounting for Derivative Instruments and Hedging Activities' ('SFAS 133'), and its corresponding amendments under SFAS No. 138. SFAS 133 requires Lucent to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on Lucent's

                 (AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in other income (expense). For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ('OCI') and are subsequently reclassified into earnings when the hedged item affects other income (expense). Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in other income (expense) in the current period. The adoption of SFAS 133 as of October 1, 2000, resulted in a cumulative after-tax reduction in net loss of $30 (net of tax of $17) and an $11 credit to OCI. The reduction in net loss is primarily attributable to derivatives not designated as hedging instruments, including foreign currency embedded derivatives, equity warrants and other derivatives. For the three months ended December 31, 2000, the change in fair market value of derivative instruments was recorded in other income (expense) and was not material.

FOREIGN CURRENCY RISK

    Lucent conducts its business on a multinational basis in a wide variety of foreign currencies. Lucent's foreign currency risk management policy is to hedge 100% of all recorded foreign currency receivables and payables and firmly committed transactions and 50% of the first six months of a 12-month anticipated exposure forecast, with the hedging of the remainder of the forecast to be evaluated on an ongoing basis. This applies to all transactions with value greater than or equal to the lesser of $5 or 10% of the relevant subsidiary's 12-month trailing net revenues. This policy provides risk management flexibility in cases where hedging costs may be excessive relative to the actual risk and when there is greater cash flow uncertainty. To manage this risk, Lucent enters into various foreign exchange forward and option contracts to manage its exposure to changes in those foreign exchange rates. Alternatively, Lucent may hedge foreign exchange risk in certain sales and purchase contracts by embedding terms in the contracts that affect the ultimate amount of cash flows under the contract. Principal currencies hedged as of December 31, 2000, expressed in millions of U.S. dollars are as follows:

                                                                      EMBEDDED FOREIGN CURRENCY
                              FORWARD AND OPTION CONTRACTS             DERIVATIVE INSTRUMENTS
                           -----------------------------------   -----------------------------------
                                                FAIR VALUE                            FAIR VALUE
        CURRENCY           NOTIONAL AMOUNT   ASSET (LIABILITY)   NOTIONAL AMOUNT   ASSET (LIABILITY)
        --------           ---------------   -----------------   ---------------   -----------------
Euros....................       $582               $(22)              $ 49                $(4)
Brazilian reals..........        180                  5                 21             --
Danish kroner............        207                  3             --                 --
Australian dollars.......         95                  3                307                 42
Japanese yen.............         91                 (7)            --                 --

    Lucent has designated certain freestanding foreign currency derivatives as hedging instruments under SFAS 133 against its intercompany and external foreign-currency-denominated loans. These exposures make up a large proportion of the notional value of Lucent's total foreign currency risk and are well defined as to amounts and timing of repayments. The derivatives hedging these exposures are designated as cash flow hedging instruments for anticipated cash flows not to exceed twelve months. Lucent will continue to hedge all other types of foreign currency risk to preserve the economic cash flows of the Company in accordance with corporate risk management policies but generally does not expect to designate related derivative instruments as hedges for cost/benefit reasons. Accordingly, the changes in fair value of these undesignated freestanding foreign currency derivative instruments are recorded in other income (expense) in the period of change and are not material to Lucent due to the short maturities of these instruments.

    Lucent's foreign currency embedded derivatives consist of sales and purchase contracts with cash flows indexed to changes in or denominated in a currency that neither party to the contract

                 (AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

uses as their functional currency. Changes in the fair value of these embedded derivatives are recorded in other income (expense) in the current period.

INTEREST RATE RISK

    Lucent uses a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments and to a lesser extent, interest rate swaps to manage its interest rate mix of the total debt portfolio and related overall cost of borrowing. To manage this mix in a cost-effective manner, Lucent, from time to time, may enter into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. The objective of maintaining this mix of fixed and floating rate debt allows Lucent to manage its overall value of cash flows attributable to its debt instruments. The interest rate swaps in effect at December 31, 2000 were designated as fair value hedge instruments and their fair value was not material.

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

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                         ---------------------
                                                           2000        1999
                                                           ----        ----
Net income (loss)......................................    $(395)     $1,249
Other comprehensive income (loss):
    Foreign currency translation adjustments...........       12         (81)
    Unrealized investment gains (losses) arising during
      the period.......................................      (92)         45
Cumulative effect of change in accounting principle
  (SFAS 133) on other comprehensive income.............       11       --
Unrealized derivative losses on cash flow hedges.......       (1)      --
                                                           -----      ------
Comprehensive income (loss)............................    $(465)     $1,213
                                                           -----      ------
                                                           -----      ------

                 (AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

6. SUPPLEMENTARY BALANCE SHEET INFORMATION

    Inventories:

                                                     DECEMBER 31,   SEPTEMBER 30,
                                                         2000           2000
                                                         ----           ----
Completed goods....................................     $3,543         $2,976
Work in process....................................      1,353          1,083
Raw materials......................................      1,983          1,618
                                                        ------         ------
    Total inventories..............................     $6,879         $5,677
                                                        ------         ------
                                                        ------         ------

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

    The following table sets forth the computation of basic and diluted earnings
(loss) per share:

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                         ---------------------
                                                           2000        1999
                                                           ----        ----
Net income (loss)......................................   $ (395)     $1,249
Earnings (loss) per common share -- basic:
    Income (loss) from continuing operations...........   $(0.47)     $ 0.36
    Income from discontinued operations................    --           0.04
    Extraordinary gain.................................     0.34       --
    Cumulative effect of accounting change.............     0.01       --
                                                          ------      ------
        Net income (loss)..............................   $(0.12)     $ 0.40
                                                          ------      ------
                                                          ------      ------
Earnings (loss) per common share -- diluted:
    Income (loss) from continuing operations...........   $(0.47)     $ 0.34
    Income from discontinued operations................    --           0.04
    Extraordinary gain.................................     0.34       --
    Cumulative effect of accounting change.............     0.01       --
                                                          ------      ------
        Net income (loss)..............................   $(0.12)     $ 0.38
                                                          ------      ------
                                                          ------      ------
Dividends declared per common share....................   $ 0.02      $ 0.04
                                                          ------      ------
                                                          ------      ------

                 (AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                         ---------------------
NUMBER OF SHARES                                           2000        1999
----------------                                           ----        ----
Common shares -- basic.................................   3,387.2     3,154.5
Effect of dilutive securities:
    Stock options......................................     --          108.1
    Other..............................................     --            5.4
                                                          -------     -------
Common shares -- diluted...............................   3,387.2     3,268.0
                                                          -------     -------
                                                          -------     -------

8. OPERATING SEGMENTS

    Lucent reclassified the results of operations of Avaya as discontinued operations (see Note 2). This business was previously disclosed as a separate operating segment. The segment data included below has been restated to exclude amounts related to Avaya. In addition, Agere Systems Inc. ('Agere') has filed a Form S-1 registration statement with the SEC in anticipation of an initial public offering. Microelectronics is now being managed internally based on the composition of Agere. The results of Microelectronics presented by Lucent will differ from the information reported by Agere because of different assumptions and allocations required to be made by the two companies. Accordingly, Lucent has revised its segment reporting to reflect this change which resulted in the transfer of the optical fiber business to the Service Provider Networks ('SPN') segment and the transfer of the power systems business to Other and corporate.

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

                 (AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

    The following tables present Lucent's revenues and operating income (loss) by reportable operating segment:

                                                          THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                         ---------------------
                                                           2000        1999
                                                           ----        ----
External Revenues
    Service Provider Networks..........................   $ 4,336     $6,801
    Microelectronics...................................     1,146        763
                                                          -------     ------
        Total reportable segments......................     5,482      7,564
Other and corporate(a).................................       359        501
                                                          -------     ------
            Total External Revenues....................     5,841      8,065
                                                          -------     ------
                                                          -------     ------
Intersegment Revenues
    Service Provider Networks..........................        72         78
    Microelectronics...................................       230        217
                                                          -------     ------
        Total reportable segments......................       302        295
Other and corporate(a).................................      (302)      (295)
                                                          -------     ------
            Total Intersegment Revenues................     --         --
                                                          -------     ------
                                                          -------     ------
Total Revenues
    Service Provider Networks..........................     4,408      6,879
    Microelectronics...................................     1,376        980
                                                          -------     ------
        Total reportable segments......................     5,784      7,859
Other and corporate(a).................................        57        206
                                                          -------     ------
            Total Revenues.............................   $ 5,841     $8,065
                                                          -------     ------
                                                          -------     ------
Operating income (loss)
    Service Provider Networks..........................    (1,904)     1,228
    Microelectronics...................................       187        234
                                                          -------     ------
        Total reportable segments(b)...................    (1,717)     1,462
Acquisition/integration-related costs..................     --           (61)
Goodwill and other acquired intangibles amortization...      (372)       (50)
Other and corporate(a).................................       (22)       141
                                                          -------     ------
Operating income (loss)................................   $(2,111)    $1,492
                                                          -------     ------
                                                          -------     ------

---------

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

                 (AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

                 (AMOUNTS IN MILLIONS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

ENVIRONMENTAL MATTERS

    Lucent's current and historical operations are subject to a wide range of environmental protection laws. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities under way at numerous current and former facilities. In addition, Lucent was named a successor to AT&T as a potentially responsible party ('PRP') at numerous 'Superfund' sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ('CERCLA') or comparable state statutes. Under the Separation and Distribution Agreement, Lucent is responsible for all liabilities primarily resulting from or relating to the operation of Lucent's business as conducted at any time prior to or after the Separation including related businesses discontinued or disposed of prior to the Separation, and Lucent's assets including, without limitation, those associated with these sites. In addition, under such Separation and Distribution Agreement, Lucent is required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

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

10. RECENT PRONOUNCEMENT

    In December 1999, the SEC issued Staff Accounting Bulletin 101, 'Revenue Recognition in Financial Statements' ('SAB 101'). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. The Company is currently evaluating the impact of SAB 101 and its related interpretations to determine the effect it will have on the Company's consolidated financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

    Lucent Technologies ('Lucent' or the 'Company') designs and delivers the systems, software, silicon and services for next-generation communications networks for service providers and enterprises. Backed by research and development of Bell Labs, Lucent focuses on high-growth areas such as broadband and mobile Internet infrastructure; communications software; communications semiconductors and optoelectronics; Web-based enterprise solutions that link private and public networks; and professional network design and consulting services.

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

     In December 2000, Agere Systems Inc. ('Agere'), Lucent's microelectronics business, filed a Form S-1 registration statement with the Securities and Exchange Commission ('SEC') in anticipation of an initial public offering ('IPO') (this report does not constitute the offering of any securities, which will be made only by a prospectus filed with the SEC). Lucent plans to distribute the remaining shares through a tax-free distribution to its shareholders ('Distribution'). The IPO and Distribution are subject to certain conditions, including a favorable tax ruling by the IRS. In connection with the IPO, the Company may be adjusting its capital structure including a possible reduction in the amount of debt outstanding. See additional comments on the Distribution under LIQUIDITY AND CAPITAL RESOURCES.

     On December 29, 2000 Lucent completed the sale of its power systems business to Tyco International Ltd, for $2.5 billion in cash.

     On January 24, 2001, Lucent announced its restructuring program (see Restructuring Plan).

    On a total basis, Lucent reported a net loss of $395 million, or $0.12 loss per basic and diluted share for the quarter ended December 31, 2000, as compared with net income in the prior year quarter of $1,249 million, or $0.38 per diluted share. The net loss for the current quarter includes an extraordinary gain of $1,154 million, or $0.34 per basic and diluted share, related to the sale of the power systems business, and a gain from a cumulative effect of accounting change of $30 million, or $0.01 per basic and diluted share, related to the adoption of Statement of Financial Accounting Standard No. 133 ('SFAS 133') -- 'Accounting for Derivative Instruments and Hedging Activities' (see
Note 4 of the accompanying Consolidated Financial Statements). Net income for the prior year quarter includes $125 million from discontinued operations ($0.04 per share-diluted).

RESTRUCTURING PLAN

    On January 24, 2001, Lucent announced a restructuring plan to primarily streamline its Service Provider Networks ('SPN') business and corporate operations including reducing its cost structure and improving working capital.

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

RESULTS OF OPERATIONS -- THREE MONTHS ENDED DECEMBER 31, 2000 VERSUS THREE MONTHS ENDED DECEMBER 31, 1999

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

    The following table presents Lucent's revenues by segment and the approximate percentage of total revenues for the three months ended December 31, 2000 and 1999 (in millions):

                                                      THREE MONTHS ENDED
                                                         DECEMBER 31,
                                                 -----------------------------
                                                  2000             1999
                                                  ----             ----
SPN............................................  $4,336    74%    $6,801    84%
Microelectronics...............................   1,146    20        763    10
Other and Corporate............................     359     6        501     6
                                                 ------   ---     ------   ---
    Total Lucent...............................  $5,841   100%    $8,065   100%
                                                 ------   ---     ------   ---
                                                 ------   ---     ------   ---

    Revenues from SPN decreased $2,465 million, or 36.2% compared to the prior year quarter. Revenue decreases were primarily attributable to the factors noted above and a substantial reduction of revenues to AT&T in the U.S. and the wind down of a project with Saudi Telecommunications Company (STC) in Saudi Arabia.

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

OTHER INCOME (EXPENSE) -- NET

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

CASH FLOWS -- THREE MONTHS ENDED DECEMBER 31, 2000 VERSUS
THREE MONTHS ENDED DECEMBER 31, 1999

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

    Future financings will be arranged to meet Lucent's requirements with the timing, amount and form of issue depending on the prevailing market and general economic conditions. Lucent's lower credit ratings may make commercial paper and certain other short-term borrowings unavailable or of limited availability to Lucent. Based upon the timely completion of the new credit facilities currently being negotiated, Lucent anticipates that borrowings under its bank credit facilities, short-and long-term debt financings, receivable securitizations, and the proceeds from the planned IPO of Agere Systems will be adequate to satisfy its future cash requirements, although there can be no assurance that this will be the case.

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

    Lucent has a credit process that monitors the drawn and un-drawn commitments and guarantees of debt to its customers. Customers are reviewed on a quarterly or annual basis depending upon their risk profile. As part of Lucent's review, it assesses the customers short-term and long-term liquidity position, current operating performance versus plan, execution challenges facing the Company, changes in competitive landscape, industry and macro economic conditions, and changes to management and sponsors. Depending upon the extent of any deterioration of a customer's credit profile or non-compliance of our legal documentation, the Company undertakes actions that could include canceling the commitment, forcing the borrower to take corrective measures, and increasing reserves. These actions are designed to mitigate unexpected events that could have an impact on the Company's future results of operations and cash flows, however, there can be no assurance that this will be the case. In the fourth quarter of fiscal 2000 and continuing through the first quarter of 2001, the telecommunications sector, particularly competitive local exchange carriers, experienced a deterioration in market conditions that resulted in Lucent recording additional provisions of approximately $270 million in the current fiscal quarter as compared to the similar period of the prior year. In addition, beginning in the first fiscal quarter of 2001, the Company implemented a more selective customer-financing program. The overall vendor financing exposure, coupled with a continued decline in telecommunications market conditions, negatively impacted results of operations in the current fiscal quarter and could cause revenue, results of operations and cash flows in the current fiscal year 2001 to be lower than fiscal year 2000.

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

RISK MANAGEMENT

    Lucent is exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could impact its results of operations and financial condition. Lucent manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, hedges these risks through the use of derivative financial instruments. Lucent uses the term hedge to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions and it creates a relationship in which the gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. Lucent uses derivative financial instruments as risk management tools and not for trading or speculative purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage Lucent's exposure to nonperformance on such instruments.

    Lucent uses derivative financial instruments, including foreign exchange forward contracts and to a lesser extent option contracts and interest rate swap agreements to manage changes in foreign exchange rates and interest rates that may affect the eventual cash flows in foreign currencies or underlying financial instruments. The Company believes that its hedge activities achieve hedge effectiveness by creating a relationship whereby the gains and losses on its derivative instruments counter-balance the changes in value of the designated assets, liabilities and forecasted transactions being hedged.

    Effective October 1, 2000, Lucent adopted SFAS 133 -- 'Accounting for Derivative Instruments and Hedging Activities' and its corresponding amendments under SFAS No. 138. The adoption of SFAS 133 resulted in a cumulative after-tax reduction in net loss of $30 million (net of tax of $17 million) and an $11 million credit to other comprehensive income (OCI) in the first quarter of fiscal year 2001. The reduction in net loss is primarily attributable to derivatives not designated as hedging instruments, including foreign currency embedded derivatives, equity warrants and other derivatives (for further description see Note 4).

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

    Lucent's investment portfolio consists of equity investments accounted for under the cost and equity methods as well as equity investments in publicly held companies that are classified as available-for-sale. These available-for-sale securities are exposed to price fluctuations and are generally concentrated in the high-technology communications and semi-conductor industries, many of which are small capitalization stocks. Lucent generally does not hedge its equity price risk; however, on occasion, may use equity derivative financial instruments that are subject to equity price risks to complement its investment strategies. As of December 31, 2000, Lucent had no outstanding hedging instruments for its equity price risk.

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

FORWARD-LOOKING STATEMENTS

    This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industries in which Lucent operates, management's beliefs, and assumptions made by management. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of Lucent. Words such as 'expects,' 'anticipates,' 'intends,' 'plans,' 'believes,' 'seeks,' 'estimates,' variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ('Future Factors') that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, Lucent does not have any intention or obligation to update publicly any forward-looking statements after the distribution of this Form 10-Q/A, whether as a result of new information, future events or otherwise.

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

    For a further description of Future Factors that could cause actual results to differ materially from such forward-looking statements, see the discussion in Lucent's Form 10-K for the year ended September 30, 2000 -- Item 1. section
VIII. OUTLOOK and Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Forward-Looking Statements.

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

                                    PART II.
                               OTHER INFORMATION

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

        None.

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



                                          LUCENT TECHNOLOGIES INC.
                                          Registrant

                                                 /S/ MARK R. WHITE
Date June 13, 2001                        .....................................

                                                      MARK R. WHITE
                                           SENIOR VICE PRESIDENT AND CONTROLLER
                                              (PRINCIPAL ACCOUNTING OFFICER)