Form 10-Q
period 2001-06-30
LUCENT TECHNOLOGIES INC
filed 2001-08-13
CIK 1006240

                    AS FILED WITH THE SEC ON AUGUST 13, 2001

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                         Telephone Number: 908-582-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

At July 31, 2001, 3,412,889,948 common shares were outstanding.

                                                              Form 10-Q - Part I

                         PART 1 - Financial Information

Item 1. Financial Statements

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)


                                                                  Three Months Ended                Nine Months Ended
                                                                       June 30,                           June 30,
                                                                 2001             2000              2001             2000
                                                                 ----             ----              ----             ----
Revenues.................................                         $5,819           $7,412          $ 16,088          $21,732
Costs....................................                          5,005            4,278            14,093           12,445
                                                                 -------           ------          --------          -------
Gross margin.............................                            814            3,134             1,995            9,287

Operating Expenses:
Selling, general and administrative......                          2,046            1,304             6,049            3,855
Research and development.................                            793              801             2,775            2,396
Purchased in-process research and
   development...........................                              -              428                 -              428
Business restructuring charges and
   related asset impairments.............                            541                -             2,715                -
                                                                 -------           ------          --------          -------
Total operating expenses.................                          3,380            2,533            11,539            6,679
                                                                 -------           ------          --------          -------

Operating income (loss)..................                         (2,566)             601            (9,544)           2,608
Other income (expense)- net .............                           (179)             103              (296)             340
Interest expense.........................                            115               77               395              237
                                                                 -------           ------          --------          -------

Income (loss) from continuing operations
   before provision (benefit) for income
   taxes.................................                         (2,860)             627           (10,235)           2,711
Provision (benefit) for income taxes.....                           (973)             341            (3,394)             984
                                                                 -------           ------          --------          -------

Income (loss) from continuing operations.                         (1,887)             286            (6,841)           1,727
Loss from discontinued operations (net of
   taxes)................................                         (1,360)            (587)           (1,673)             (24)
                                                                 -------           ------          --------          -------
Income (loss) before extraordinary item
   and cumulative effect of accounting
   change................................                         (3,247)            (301)           (8,514)           1,703
Extraordinary gain (net of taxes)........                              -                -             1,154                -
Cumulative effect of accounting change
   (net of taxes)........................                              -                -                30                -
                                                                 -------           ------          --------          -------
Net income (loss)........................                        $(3,247)           $(301)         $ (7,330)          $1,703
                                                                 =======           ======          ========          =======

Earnings (loss) per common share - basic:
Income (loss) from continuing
  operations.............................                         $(0.55)          $ 0.09            $(2.01)           $0.54
Net income (loss)........................                         $(0.95)          $(0.09)           $(2.16)           $0.53

Earnings (loss) per common share - diluted:
Income (loss) from continuing
  operations.............................                         $(0.55)          $ 0.09            $(2.01)           $0.52
Net income (loss)........................                         $(0.95)          $(0.09)           $(2.16)           $0.52

Weighted average number of common
 shares outstanding - basic .............                        3,405.2          3,242.3           3,396.9          3,193.3
Weighted average number of common
 shares outstanding - diluted ...........                        3,405.2          3,331.2           3,396.9          3,297.6

See Notes to Unaudited Consolidated Financial Statements.

                                                              Form 10-Q - Part I
                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                                                      June 30,               September 30,
                                                                                        2001                      2000
                                                                                       ----                      ----
ASSETS
Cash and cash equivalents ..............................                              $ 2,285                   $ 1,467
Receivables, less allowance of $583 at June 30, 2001 and
 $479 at September 30, 2000 ............................                                4,618                     8,782
Inventories.............................................                                5,059                     5,100
Contracts in process, net of contract billings of $7,013
  at June 30, 2001 and $6,744 at September 30, 2000.....                                1,245                     1,881
Deferred income taxes - net ............................                                1,993                     1,101
Other current assets ...................................                                1,765                     1,575
Net current assets of discontinued operations ..........                                    -                       634
                                                                                      -------                   -------
Total current assets ...................................                               16,965                    20,540

Property, plant and equipment, net of accumulated
  depreciation of $4,835 at June 30, 2001 and
  $4,464 at September 30, 2000..........................                                5,055                     5,046
Prepaid pension costs ..................................                                6,420                     6,238
Goodwill and other acquired intangibles, net of
  accumulated amortization of $1,589 at June 30, 2001
  and $852 at September 30, 2000........................                                4,880                     6,463
Other assets ...........................................                                3,662                     3,593
Net long-term assets of discontinued operations ........                                2,857                     5,632
                                                                                      -------                   -------
Total assets ...........................................                              $39,839                   $47,512
                                                                                      =======                   =======

LIABILITIES
Accounts payable .......................................                              $ 1,896                   $ 2,583
Payroll and benefit-related liabilities ................                                  979                     1,010
Debt maturing within one year ..........................                                3,215                     3,468
Other current liabilities ..............................                                4,002                     3,099
Net current liabilities of discontinued operations......                                  462                         -
                                                                                      -------                   -------
Total current liabilities...............................                               10,554                    10,160

Postretirement and postemployment benefit liabilities...                                5,239                     5,395
Long-term debt .........................................                                2,995                     3,030
Deferred income taxes - net ............................                                    -                     1,203
Other liabilities ......................................                                1,226                     1,552
                                                                                      -------                   -------
Total liabilities ......................................                               20,014                    21,340

Commitments and contingencies

SHAREOWNERS' EQUITY
Preferred stock-par value $1.00 per share
  Authorized shares: 250,000,000;
  issued and outstanding shares: none...................                                    -                         -
Common stock-par value $.01 per share
  Authorized shares: 10,000,000,000; 3,410,772,734
  issued and 3,410,125,365 outstanding shares at
  June 30, 2001 and 3,384,332,104 issued and
  outstanding shares at September 30, 2000..............                                   34                        34
Additional paid-in capital .............................                               21,658                    20,390
Guaranteed ESOP obligation .............................                                    -                       (16)
Retained earnings (accumulated deficit).................                               (1,401)                    6,129
Accumulated other comprehensive income (loss)...........                                 (466)                     (365)
                                                                                      -------                   -------
Total shareowners' equity ..............................                               19,825                    26,172
                                                                                      -------                   -------
Total liabilities and shareowners' equity ..............                              $39,839                   $47,512
                                                                                      =======                   =======

See Notes to Unaudited Consolidated Financial Statements.

                                                              Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                                          Nine Months Ended June 30,
                                                                                       2001                      2000
                                                                                       ----                      ----
Operating Activities:
Net income (loss)........................................                            $ (7,330)                  $ 1,703
Less: Loss from discontinued operations..................                              (1,673)                      (24)
      Extraordinary gain.................................                               1,154                         -
      Cumulative effect of accounting change.............                                  30                         -
                                                                                      -------                   -------
Income (loss) from continuing operations.................                              (6,841)                    1,727

Adjustments to reconcile income (loss) from continuing
  operations to net cash used in operating activities:
   Non-cash portion of business restructuring charges
     and related asset impairments.......................                               2,636                         -
  Depreciation and amortization..........................                               1,955                     1,073
  Provision for uncollectibles and customer financings...                               1,950                       210
  Tax benefit from employee stock options ...............                                  13                     1,026
  Deferred income taxes .................................                              (2,281)                       69
  Purchased in-process research and development..........                                   -                       428
  Pension credit ........................................                              (1,097)                     (739)
  Other adjustments for non-cash items ..................                                 318                      (571)
Changes in operating assets and liabilities:
  Decrease (increase) in receivables.....................                               3,790                    (1,963)
  Increase in inventories and contracts in process.......                                (334)                   (1,260)
  Decrease in accounts payable...........................                                (673)                     (325)
  Changes in other operating assets and liabilities......                              (2,371)                     (399)
                                                                                      -------                   -------
Net cash used in operating activities from continuing
  operations.............................................                              (2,935)                     (724)
                                                                                      -------                   -------

Investing Activities:
Capital expenditures ....................................                              (1,102)                   (1,266)
Purchases of investments ................................                                 (92)                     (523)
Sales or maturity of investments ........................                                  38                       853
Dispositions of businesses ..............................                               2,494                       250
Other investing activities ..............................                                  11                       (56)
                                                                                      -------                   -------
Net cash provided by (used in) investing activities from
  continuing operations..................................                               1,349                      (742)
                                                                                      -------                   -------

Financing Activities:
Net borrowings under credit facilities...................                               4,800                         -
Net payments on commercial paper.........................                              (2,065)                     (109)
Payment of credit facility fees..........................                                (100)                        -
Proceeds from issuances of long-term debt................                                   -                        61
Repayments of long-term debt ............................                                   -                      (390)
Proceeds from issuance of common stock ..................                                 213                     1,165
Dividends paid ..........................................                                (204)                     (190)
Other financing activities...............................                                  (6)                        -
                                                                                      -------                   -------
Net cash provided by financing activities
  from continuing operations ............................                               2,638                       537
Effect of exchange rate changes on cash and
  cash equivalents ......................................                                 (25)                      (38)
                                                                                      -------                   -------
Net cash provided by (used in) continuing operations.....                               1,027                      (967)
Net cash used in discontinued operations.................                                (209)                       (9)
                                                                                      -------                   -------
Net increase (decrease) in cash and cash equivalents.....                                 818                      (976)
Cash and cash equivalents at beginning of year...........                               1,467                     1,686
                                                                                      -------                   -------
Cash and cash equivalents at end of period ..............                             $ 2,285                   $   710
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

The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results for the three and nine months ended June 30, 2001 are not necessarily indicative of financial results for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended September 30, 2000, included in Form 8-K filed on July 31, 2001.

Certain reclassifications have been made to conform to the current period presentation.

2. BUSINESS RESTRUCTURING CHARGES AND RELATED ASSET IMPAIRMENTS

In connection with Lucent's ongoing restructuring program to exit certain non-strategic product lines and to streamline its cost structure in various businesses and corporate operations, Lucent recorded pre-tax charges to earnings of $3,394 for the nine months ended June 30, 2001. The charges include inventory write-downs of $679 for the nine months ended June 30, 2001, which are recorded as a component of Costs in the Consolidated Statement of Operations.

The following table displays the activity and balances of the restructuring reserve account:


                                     Initial         Net Additions
          Type of Cost                Charge          Three months         ---------Deductions-------
                                   Three months          ended                                               June 30,
                                 ended March 31,     June 30, 2001             Cash          Non-cash          2001
                                       2001                                    Charges       charges         Reserve
Restructuring costs:
Contract settlements                  $  350               $ 61   (a)            $118          $    -         $293
Employee separations                     389                436   (a)              83             560          182
Facility closings                         60                  -                     4               -           56
Other                                     11                 11                     4               -           18
                                      ------               ----                  ----          ------         ----
   Total Restructuring Costs
                                         810                508                   209             560          549
                                      ------               ----                  ----          ------         ----
Asset write-downs:
Goodwill and other acquired
   intangibles                           835                 11                     -             846            -
Inventory                                536                143                     -             679            -
Capitalized software                     179                 10                     -             189            -
Property, plant &
  Equipment, net                          94                  9                     -             103            -
Other                                    256                  3                     -             259            -
                                      ------               ----                  ----          ------         ----
   Total asset write-downs
                                       1,900                176                     -           2,076            -
                                      ------               ----                  ----          ------         ----
Total                                 $2,710               $684                  $209          $2,636         $549
                                      ======               ====                  ====          ======         ====

--------
(a) Includes $99 of reversals of charges recorded in the three months ended March 31, 2001 consisting of lower contract settlements of $13 and an $86 reversal of employee separation charges resulting from revisions to prior cost assumptions.

                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


Employee Separations

Lucent recorded charges associated with voluntary and involuntary employee separations totaling approximately 10,500 employees for the nine months ended June 30, 2001, of which 4,900 employees were reflected in the third fiscal quarter of 2001. Of the total employee separation charge, payments of $282, of which $198 was charged in the third fiscal quarter of 2001, for termination benefits to certain US employees are expected to be funded through the Company's surplus pension assets. Employee separations impact all business groups and geographic regions of the Company. Approximately 60% of the employees were management and approximately 70% of the employee separations were related to involuntary terminations. As of June 30, 2001, approximately 8,500 employee separations have been completed. Lucent anticipates that employee separations reflected in the charges for the nine months ended June 30, 2001 will be substantially completed during the fourth fiscal quarter of 2001. As of June 30, 2001, the total headcount reductions were 10,500, including 2,000 from attrition.

In the third fiscal quarter of 2001 Lucent recorded a non-cash charge of $278 for pension and postretirement benefit curtailment charges as a result of the employee separations, including the 8,500 separations discussed below. The Company recognized curtailment charges since a significant number of expected years of future service of present plan participants will be eliminated.

On June 6, 2001 Lucent announced a voluntary early-retirement offer that included a special pension plan enhancement. The offer was available to qualified U.S. paid management employees. On July 10, 2001, approximately 8,500 eligible employees accepted the early-retirement offer. In the fourth fiscal quarter, Lucent expects to record a non-cash charge of approximately $1,200 for pension and postretirement termination charges in connection with this early retirement offer.

Asset write-downs

Asset write-downs primarily reflect the write-down of certain long-lived assets and inventory that became impaired as a result of management's decision to discontinue certain product lines and product development efforts. Impairment losses were primarily based upon the write-down of goodwill and other acquired intangibles to their fair value, which was estimated by discounting the expected future cash flows. As a result, for the nine months ended June 30, 2001, an impairment charge of $846 for goodwill and other acquired intangibles was recorded and largely relates to the write-off of $567 of goodwill relating to the rationalization of the metro optical networking product portfolio. The remainder of the asset write-downs primarily consists of inventory, property, plant and equipment and capitalized software associated with the Company's product rationalizations included in the restructuring program. These actions primarily affect the Products segment.

The Company expects to substantially complete the current phase of its restructuring program by December 31, 2001, however Lucent is developing a proposed phase II to its restructuring program (see MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - PROPOSED PHASE II TO OUR RESTRUCTURING PROGRAM).

                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

3. AGERE INITIAL PUBLIC OFFERING AND DISCONTINUED OPERATIONS

On December 29, 2000, Lucent completed the sale of its power systems business (see Note 4). On April 2, 2001, Agere Systems Inc. ("Agere"), Lucent's microelectronics business, completed an initial public offering ("IPO") of 600 shares of Class A common stock, resulting in net proceeds of $3,440. As a result of the IPO and the planned spin-off of Agere described below, Lucent recorded an increase to shareowner's equity of $922 in the third fiscal quarter of 2001. In addition, on April 2, 2001, Morgan Stanley exercised its overallotment option to purchase an additional 90 shares of Agere Class A common stock from Lucent. Morgan Stanley exchanged $519 of Lucent commercial paper for the Agere common shares. This transaction resulted in a gain of $141, which has partially reduced the estimated loss on disposal of Agere. Lucent intends to spin off Agere through a tax-free distribution to its shareholders, although the distribution is expected to be delayed for up to six months from the previously anticipated distribution date of September 30, 2001 (see Note 7). The Company has historically reported the microelectronics and power systems businesses as part of a single significant segment. Accordingly, Lucent's consolidated financial statements for all periods presented have been reclassified to reflect Agere and the power systems business as a discontinued business segment in accordance with Accounting Principles Board Opinion No. 30. During the current fiscal quarter, Lucent recorded a charge of $1,360 reflecting a revised estimate of the Company's loss on disposal of Agere. This charge includes Lucent's 57.8% share of Agere's estimated future losses through the expected spin date of March 31, 2002, which includes separation and business restructuring and related one-time charges, including inventory writedowns and other asset impairments.

On September 30, 2000, Lucent completed the spin-off of Avaya, Lucent's former enterprise networks business in a tax-free distribution to its shareholders. This segment has also been treated as a discontinued business segment.

Summarized financial information for the discontinued operations is as follows:

                                      Three Months Ended                 Nine Months Ended
                                           June 30,                           June 30,
                                     2001            2000              2001              2000
                                     ----            ----              ----              ----
Revenues:
   Agere and power systems....     $   814          $1,301           $ 3,303            $3,401
   Avaya .....................           -           1,869                 -             5,610
                                   -------          ------           -------            ------
Total revenues................     $   814          $3,170           $ 3,303            $9,011
                                   =======          ======           =======            ======

Income(loss)from discontinued
   operations (net of taxes):
     Agere and power
       systems(a).............     $     -          $ (300)          $  (151)           $    5
     Avaya(b).................           -              45                 -               303
     Loss on disposal of Agere
       (net of taxes)(a)......
                                    (1,360)              -            (1,522)                -
     Loss on disposal of Avaya
       (net of taxes)(b)......
                                         -            (332)                -              (332)
                                   -------          ------           -------            ------
Total loss from discontinued
   operations (net of taxes)..     $(1,360)         $ (587)          $(1,673)           $  (24)
                                   =======          ======           =======            ======

                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


                                                      June 30,                 September 30,
                                                        2001                        2000
                                                        ----                        ----
Agere and power systems:
Current assets....................                      $4,199                       $1,583
Current liabilities...............                       4,661  (c)                     949
                                                        ------                       ------
Net current assets (liabilities)
   of discontinued operations.....                      $ (462)                      $  634
                                                        ======                       ======

Long-term assets..................                      $5,721                       $6,050
Long-term liabilities.............                       2,864  (d)                     418
                                                        ------                       ------
Net long-term assets of
   discontinued operations........                      $2,857                       $5,632
                                                        ======                       ======

-------
(a) Agere and power systems income (loss) from discontinued operations was net of an income tax benefit of $107 for the nine months ended June 30, 2001, and net of applicable income tax provisions of $131 and $313 for the three and nine months ended June 30, 2000, respectively. The loss on disposal of Agere, net of tax provision of $133 and $39 for the three and nine months ended June 30, 2001, respectively, is composed of Lucent's share of the estimated future net losses and separation costs of the microelectronics business through the planned spin date, partially offset by a gain of $141 associated with Lucent's debt exchange on April 2, 2001 as noted above.

(b) Avaya's income from discontinued operations was net of applicable income tax provisions of $24 and $160 for the three and nine months ended June 30, 2000, respectively. The loss on disposal of Avaya, net of a tax benefit of $28 for the three and nine months ended June 30, 2000, is composed of the costs directly associated with the spin-off, partially offset by the estimated future net earnings of the enterprise networks business through the spin date of September 30, 2000. The costs reflect those components of the enterprise networks business reorganization plan, including an estimated business restructuring charge along with estimated transaction costs for the spin-off.

(c) Includes $2,500 of short-term debt assumed by Agere (see Note 7) and $1,035 of reserves associated with Lucent's share of Agere's estimated future losses through March 31, 2002.

(d)  Includes $2,488 of minority interest in the net assets of Agere.


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


5. ACCOUNTING CHANGE - DERIVATIVE FINANCIAL INSTRUMENTS

Effective October 1, 2000, Lucent adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and its corresponding amendments under SFAS No. 138. SFAS 133 requires Lucent to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on Lucent's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in other income (expense). For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ("OCI") and are subsequently reclassified into earnings when the hedged item affects other income (expense). Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in other income (expense) in the period incurred. The adoption of SFAS 133 as of October 1, 2000, resulted in a cumulative after-tax reduction in net loss of $30 (net of tax of $17) and an $11 credit to OCI recorded in the quarter ended December 31, 2000. The reduction in net loss is primarily attributable to derivatives not designated as hedging instruments, including foreign currency embedded derivatives, equity warrants and other derivatives. For the nine months ended June 30, 2001, the change in fair market value of derivative instruments was recorded in other income (expense) and was not material.

                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

Foreign Currency Risk
---------------------

Lucent conducts its business on a multinational basis in a wide variety of foreign currencies. Lucent's foreign currency risk management policy is to hedge 100% of all recorded foreign currency receivables and payables and firmly committed transactions and 50% of the first six months of a 12-month anticipated exposure forecast, with the hedging of the remainder of the forecast to be evaluated on an ongoing basis. This applies to all transactions with value greater than or equal to the lesser of $5 or 10% of the relevant subsidiary's 12-month trailing net revenues. This policy provides risk management flexibility in cases where hedging cost may be excessive relative to the actual risk and when there is greater cash flow uncertainty. To manage this risk, Lucent enters into various foreign exchange forward and option contracts to manage its exposure to changes in those foreign exchange rates. Alternatively, Lucent may hedge foreign exchange risk in certain sales and purchase contracts by embedding terms in the contracts that affect the ultimate amount of cash flows under the contract. Principal currencies hedged as of June 30, 2001, expressed in millions of U.S dollars are as follows:


                                            Forward and Option Contracts                   Embedded Foreign Currency
                                            ----------------------------                    Derivative Instruments
                                                              Fair Value             -----------------------------------
                                            Notional            Asset                Notional          Fair Value Asset
                Currency                     Amount          (Liability)              Amount              (Liability)
                --------                     ------          -----------              ------              -----------
     Euros................                    $ 597                 $  8                $ 63                $ 2
     Brazilian reals......                      167                   (9)                 39                  4
     Danish kroner........                      222                   (3)                  -                  -
     Australian dollars...                      160                    7                   -                  -
     British pounds.......                      102                   (1)                  -                  -
     Japanese yen.........                       47                  (11)                  -                  -

Lucent has designated certain freestanding foreign currency derivatives as hedging instruments under SFAS 133 against its intercompany and external foreign-currency-denominated loans. These exposures make up a large proportion of the notional value of Lucent's total foreign currency risk and are well defined as to amounts and timing of repayments. The derivatives hedging these exposures are designated as cash flow hedging instruments for anticipated cash flows not to exceed twelve months. Lucent will continue to hedge all other types of foreign currency risk to preserve the economic cash flows of the Company in accordance with corporate risk management policies but generally does not expect to designate related derivative instruments as hedges for cost/benefit reasons. Accordingly, the changes in fair value of these undesignated freestanding foreign currency derivative instruments are recorded in other income (expense) in the period of change and have not been material to Lucent due to the short maturities of these instruments.

Lucent's foreign currency embedded derivatives consist of sales and purchase contracts with cash flows indexed to changes in or denominated in a currency that neither party to the contract uses as their functional currency. Changes in the fair value of these embedded derivatives are recorded in other income (expense) in the current period.

Interest Rate Risk
-------------------
Lucent uses a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments and to a lesser extent, interest rate swaps to manage its interest rate mix of the total debt portfolio and related overall cost of borrowing. To manage this mix in a cost-effective manner, Lucent, from time to time, may enter into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. The objective of maintaining this mix of fixed and floating rate debt allows Lucent to manage its overall value of cash flows attributable to its debt instruments. There were no interest rate swaps in effect at June 30, 2001.

Other Derivatives
------------------
From time to time, Lucent may obtain warrants to purchase equity securities in other companies to complement its investment portfolio. Warrants that provide for net share settlement are considered to be derivative instruments and are generally not eligible to be designated as hedging instruments as there is no corresponding underlying exposure.

                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)

6. SECURITIZATION FACILITY

On June 28, 2001, Lucent established a $750 revolving accounts receivable securitization facility expiring in June 2003. Under the terms of the facility, Lucent sold $435 of undivided interest collateralized by $1,507 of trade accounts receivable, in exchange for cash proceeds of $435 and a subordinated retained interest in the remaining outstanding receivables of $1,072. The $1,072 of retained interests is included in Receivables in the Consolidated Balance Sheet. In order to maintain the facility level at June 30, 2001, Lucent must continue to generate eligible accounts receivable sufficient to support such level under the terms of the facility. The Company's ability to obtain further proceeds through the facility will depend on a combination of factors, including its credit ratings and increasing the level of its eligible accounts receivable.


7. DEBT


                                                          June 30, 2001     September 30, 2000
                                                          -------------     ------------------
     Debt Maturing Within One Year:
         Commercial paper................                        $    -                 $2,475
         Current portion of long-term
           debt..........................                           750                    750
         Revolving credit facility.......                         2,300                      -
         Secured borrowings and other....                           165                    243
                                                                 ------                 ------
                                                                  3,215                  3,468
     Long-term debt......................                         2,995                  3,030
                                                                 ------                 ------
        Total debt.......................                        $6,210                 $6,498
                                                                 ======                 ======

On February 22, 2001, Lucent completed arrangements for $6,500 of Credit Facilities with financial institutions. These Credit Facilities consist of a replacement for the 364-day $2,000 Credit Facility that expired on February 22, 2001 and a new 364-day $2,500 assumable Credit Facility for Agere (the "Assumable Credit Facility"). In addition to these two Credit Facilities, Lucent amended an existing $2,000 Credit Facility expiring in February 2003. Under the 364-day $2,000 Credit Facility, any loans outstanding at maturity may be extended, at Lucent's option, to February 26, 2003. Prior to March 31, 2001, Lucent borrowed $2,500 under the Assumable Credit Facility, which was assumed by Agere on April 2, 2001, the closing of their IPO.

The Credit Facilities are secured by substantially all of Lucent's assets (the "Collateral"), including the pledge of the Agere stock owned by Lucent.
Certain other existing financings and obligations are, and certain future financings and obligations could be, similarly secured during the time the Collateral arrangements for the Credit Facilities are in effect. The
Credit Facilities contain affirmative and negative covenants, including financial covenants requiring the maintenance of specified consolidated minimum net worth and minimum earnings before interest, taxes, depreciation and amortization (EBITDA). In addition, maintaining a minimum current asset ratio requirement is a condition for releasing the pledge of the Agere stock and will terminate upon the distribution. The Agere stock can be released and the distribution can occur at Lucent`s request if there is no event of default under Lucent's Credit Facilities (including compliance with the net worth, EBITDA, and current asset ratio covenants) and Lucent has received $2,500 of proceeds from certain non-operating sources. Lucent has recently entered into discussions with the lenders under its credit facilities to obtain the amendments necessary to allow the Company to adopt and implement proposed phase II of its restructuring program which, if approved by the banks, is expected to change certain covenants and conditions for the distribution (see MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES).

On July 16, 2001, Lucent repaid at maturity $750 principal amount on its 6.90% notes, which was included in debt maturing within one year at June 30, 2001. On July 2, 2001, Lucent incurred approximately $300 of additional long-term debt as part of a real estate debt financing.

                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


8. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are reflected net of tax, except for foreign currency translation adjustments which are not currently adjusted for income taxes since they relate to indefinite investments in non-United States subsidiaries and are as follows:

                                                            Three Months Ended                Nine Months Ended
                                                                 June 30,                         June 30,
                                                           2001            2000             2001             2000
                                                           ----            ----             ----             ----
Net income (loss)...................                     $(3,247)          $(301)         $(7,330)          $1,703
Other comprehensive income (loss):
Foreign currency translation
  adjustments.......................                         (69)            (37)            (117)             (96)
Reclassification adjustment to
   foreign currency translation for
   sale of foreign entities (net of
    tax of $2)......................                           -               -              (3)                -
Unrealized holding gains (losses) on
  certain investments...............                          87             (14)             (34)             156
Reclassification adjustments for
  realized gains and impairment
  losses on certain investments(net
  of tax provision (benefit) of $2,
  ($8), $30 and ($118),
  respectively).....................                           3             (11)              46             (182)
Cumulative effect of accounting
  change (SFAS 133).................                           -               -               11                -
Net derivative losses on cash flow
  hedges............................                          (5)              -               (4)               -
                                                         -------           -----          -------           ------
Comprehensive income (loss).........                     $(3,231)          $(363)         $(7,431)          $1,581
                                                         =======           =====          =======           ======


9. INVENTORIES


                                                         June 30, 2001     September 30, 2000
                                                         -------------     ------------------
     Completed goods...................                           $2,526                $2,810
     Work in process...................                              773                   863
     Raw materials.....................                            1,760                 1,427
                                                        -----------------  --------------------
        Total inventories..............                           $5,059                $5,100
                                                        =================  ====================


10. EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share is calculated by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income
(loss) by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive securities had been issued. As a result of the net loss from continuing operations reported for the three and nine months ended June 30, 2001, approximately 13.8 and 35.6, respectively, of potential common shares have been excluded from the calculation of diluted earnings (loss) per share because their effect would reduce the loss per share.

In addition, options where the exercise price was greater than the average market price of the common shares of 611.6 and 455.1 for the three and nine month periods ended June 30, 2001, respectively, and 58.1 and 22.7 for the three and nine month periods ended June 30, 2000, respectively, were excluded from the computation of diluted earnings (loss) per share.

                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


The following table sets forth the components of basic and diluted earnings
(loss) per share:


                                                      Three Months Ended                 Nine Months Ended
                                                           June 30,                          June 30,
                                                      2001             2000             2001            2000
                                                      ----             ----             ----            ----

Earnings (loss) per common share - basic:
   Income (loss) from continuing
     operations.............................          $ (0.55)       $  0.09          $ (2.01)          $ 0.54
   Income (loss) from discontinued
      operations............................            (0.40)         (0.18)           (0.50)           (0.01)
   Extraordinary gain.......................                -              -             0.34                -
   Cumulative effect of accounting change...                -              -             0.01                -
                                                      -------        -------          -------            -----
   Net income (loss)........................          $ (0.95)       $ (0.09)         $ (2.16)          $ 0.53
                                                      =======        =======          =======            =====

Earnings (loss) per common share-diluted:
   Income (loss) from continuing
     operations.............................          $ (0.55)        $ 0.09          $ (2.01)          $ 0.52
   Income (loss) from discontinued
      operations............................            (0.40)         (0.18)           (0.50)           (0.00)
   Extraordinary gain.......................                -              -             0.34                -
   Cumulative effect of accounting change...                -              -             0.01                -
                                                      -------        -------         --------          -------
   Net income (loss)........................          $ (0.95)       $ (0.09)         $ (2.16)          $ 0.52
                                                      =======        =======         ========          =======

Dividends declared per common share........           $  0.02        $  0.02          $  0.06           $ 0.06
                                                      =======        =======         ========          =======

Number of Shares
Common shares - basic......................           3,405.2        3,242.3          3,396.9          3,193.3
Effect of dilutive securities:
   Stock options...........................                 -           83.7                -             99.1
   Other ..................................                 -            5.2                -              5.2
                                                      -------        -------         --------          -------
Common shares - diluted....................           3,405.2        3,331.2          3,396.9          3,297.6
                                                      =======        =======         ========          =======


11.  OPERATING SEGMENTS

Lucent operates in the global telecommunications networking industry and designs, develops, manufactures and services communication systems, software and related products. Lucent's operations include two reportable segments: Products and Services. The two reportable segments are managed separately. The Products segment provides public networking systems and software to telecommunications service providers and public network operators around the world and optical fiber for applications in the communications and computing industries. The Services segment includes the full life cycle of planning and design, consulting and integration support services as well as network engineering, provisioning, installation and warranty support. During July 2001, Lucent announced that it is realigning its business to be organized into two customer focused segments: an Integrated Network Solutions unit, targeting wireline customers, and a Mobility Solutions unit, targeting wireless customers, which may result in a change in its reportable segments.

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

                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


Performance measurement and resource allocation for the reportable operating segments are based on many factors. The primary financial measure is contribution margin, which includes the revenues, costs and expenses directly controlled by the reportable segment. In addition, contribution margin includes allocations of the provision for uncollectibles and customer financings, which are typically managed on a common basis. Contribution margin for reportable segments excludes certain personnel costs including those related to pension and post-retirement and certain other costs related to shared services such as general corporate functions and regional sales and marketing which are managed on a common basis in order to realize economies of scale and efficient use of resources. Contribution margin for reportable segments also excludes acquisition-related costs such as goodwill and other acquired intangibles amortization, purchased in-process research and development and other costs from business acquisitions and, in fiscal 2001, business restructuring charges and related asset impairments. The accounting policies of the reportable segments are essentially the same as those applied in the consolidated financial statements to the extent that the related items are included within contribution margin. Intersegment sales that occur are based on current market prices and are not material. All intersegment profit is eliminated in consolidation.

The following tables present Lucent's revenues and contribution margin by reportable operating segment:

                                                                Three Months                         Nine Months
                                                               Ended June 30,                      Ended June 30,
                                                            2001             2000              2001               2000
                                                            ----             ----              ----               ----
              External Revenues
Products.........................................           $  4,613          $ 6,102            $12,665           $17,695
Services.........................................              1,137            1,286              3,163             3,523
                                                            --------           -------           -------           -------
   Total reportable segments.....................              5,750            7,388             15,828            21,218
Other (a)........................................                 69               24                260               514
                                                            --------          -------            -------           -------
   Total External Revenues.......................           $  5,819          $ 7,412            $16,088           $21,732
                                                            ========          =======            =======           =======

           Contribution Margin
Products.........................................           $   (960)         $ 1,506            $(2,818)         $  4,379
Services.........................................               (119)             146               (452)              457
                                                            --------          -------            -------          --------
   Total reportable segments ....................             (1,079)           1,652             (3,270)            4,836
Business restructuring charges and related asset
     impairments.................................               (684)               -             (3,394)                -
Acquisition/integration-related costs ...........                  -             (428)                 -              (490)
Goodwill and other acquired intangibles
     amortization ...............................               (233)             (51)              (743)             (139)
Regional sales and marketing expenses ...........               (460)            (588)            (1,623)           (1,773)
Other (a)........................................               (110)              16               (514)              174
                                                            --------           ------            --------         --------
   Operating income (loss).......................           $ (2,566)          $  601            $(9,544)         $  2,608
                                                            ========           ======            ========         ========


---------
(a) Other primarily includes the results from the Company's remaining consumer products business in fiscal 2000, other smaller units, eliminations of internal business, and unallocated costs of shared services. The remaining consumer products business was sold in the second fiscal quarter of 2000.

                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


12. COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2001 cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent, from matters other than those described in the next paragraph, beyond that provided for at June 30, 2001 would not be material to the annual consolidated financial statements.

Lucent and certain of its former officers are defendants in several purported shareholder class action lawsuits for alleged violations of federal securities laws, which have been consolidated in a single action. Specifically, the complaints allege, among other things, that beginning in late October 1999, Lucent and certain of its officers misrepresented Lucent's financial condition and failed to disclose material facts that would have an adverse impact on Lucent's future earnings and prospects for growth. These actions seek compensatory and other damages, and costs and expenses associated with the litigation. These actions are in the early stages and the Company is unable to determine their potential impact on the consolidated financial statements. Lucent intends to defend these actions vigorously. Also, Lucent has been served with several derivative complaints filed by individual Lucent shareholders against the current members of Lucent's Board of Directors, two former directors and a former officer. All but one of these actions have been consolidated in a single action. These actions make claims for breach of fiduciary duties allegedly owed to the Company, and seek damages against the defendants and in favor of Lucent, as well as costs and expenses associated with litigation for the individual plaintiffs. These derivative actions are in the early stages and the Company is unable to determine their potential impact on the consolidated financial statements. Lucent intends to defend this action vigorously. In July, 2001, a purported class action complaint was filed under ERISA alleging, among other things, that Lucent and certain unnamed officers breached their fiduciary duties with respect to employee savings plans claiming that they knew Lucent stock was inappropriate for retirement investment and continued to offer such stock as a plan investment option. The complaint seeks monetary relief, injunctive and equitable relief, interest and fees and expenses associated with litigation. This action is in the early stages and the Company is unable to determine its potential impact on the consolidated financial statements. The Company intends to defend this action vigorously.

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

In connection with the formation of Lucent from certain units of AT&T Corp. and the associated assets and liabilities of those units and AT&T's distribution of its remaining interest in Lucent to its shareowners, Lucent, AT&T and NCR Corporation executed and delivered the Separation and Distribution Agreement (the "Separation and Distribution Agreement"), dated as of February 1, 1996, as amended and restated, and certain related agreements. The Separation and Distribution Agreement, among other things, provides that Lucent will indemnify AT&T and NCR for all liabilities relating to Lucent's business and operations and for all contingent liabilities relating to Lucent's business and operations or otherwise assigned to Lucent. In addition to contingent liabilities relating to the present or former business of Lucent, any contingent liabilities relating to AT&T's discontinued computer operations (other than those of NCR) were assigned to Lucent. The Separation and Distribution Agreement provides for the sharing of contingent liabilities not allocated to one of the parties, in the following proportions: AT&T: 75%, Lucent: 22%, and NCR: 3%. The Separation and Distribution Agreement also provides that each party will share specified portions of contingent liabilities related to the business of any of the other parties that exceed specified levels.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites, which typically range from five to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily on internal or third-party environmental studies and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amounts of such reserves, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at June 30, 2001 cannot be estimated.

13. RECENT PRONOUNCEMENTS

In December 1999, the SEC issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth quarter of fiscal 2001. Lucent will adopt SAB 101 in the fourth fiscal quarter of 2001 retroactively to the beginning of fiscal 2001. Management is currently evaluating the potential effect of the implementation of SAB 101 on Lucent's financial condition and results of operations. SAB 101 does not impact revenue recognition for software and long-term contracts. The implementation of SAB 101 could result in a one-time charge to earnings as a cumulative effect of accounting change. In addition, the adoption may result in revisions of previously issued quarterly results issued in fiscal 2001.

                                                              Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Amounts in Millions Except Per Share Amounts)
                                   (Unaudited)


In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. SFAS 142 is effective for Lucent in fiscal year 2003, although earlier adoption is permitted. Lucent is currently evaluating the potential effect of the implementation of these two standards on its financial condition and results of operations as well as the timing of its adoption.


14. SUBSEQUENT EVENT

On August 6, 2001, the Company sold 1,885 shares of 8.00% redeemable convertible preferred stock having an initial liquidation preference of $1,000 per share, subject to accretion, in a private placement, resulting in net proceeds of $1,833. The convertible preferred stock has an annual dividend rate of eight percent, payable semi-annually in cash or Lucent common stock at the Company's option. From and after the earlier of the Agere spin-off or May 6, 2002, at the holder's option, each share of convertible preferred stock is convertible into the Company's common stock at an initial conversion price of $7.48, subject to adjustment under certain circumstances, including the Agere spin-off. At the Company's option, at any time, the Company can require all holders to exchange their shares of convertible preferred stock for convertible subordinated debentures having terms substantially similar to the preferred stock. The convertible preferred stock is redeemable, at the option of the Company after August 15, 2006 and at the option of the holders on August 2 of 2004, 2007, 2010 and 2016. The Company also has the option to redeem the convertible preferred stock for cash or its common stock at a five percent discount from the then current market price or a combination of cash and shares of its common stock. The Company is obligated to redeem all outstanding preferred shares on August 1, 2031.

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

Lucent Technologies designs and delivers networks for the world's largest communications service providers. Backed by Bell Labs research and development, we rely on our capabilities in mobility, optical and data networking technologies as well as software and services to develop next-generation networks. Our systems, services and software are designed to help customers quickly deploy and better manage their networks and create new, revenue-generating services that help businesses and consumers.

During the current fiscal year, various initiatives were undertaken by us to reorganize and become more focused and better positioned to capitalize on market opportunities. This reorganization included:

o On July 24, 2001, we announced that we are developing a phase II to our restructuring program (see PROPOSED PHASE II OF OUR RESTRUCTURING PROGRAM).

o On July 24, 2001, we announced that we entered into agreements to sell our optical fiber business (see Sale of optical fiber business).

o On July 24, 2001, we announced that we entered into an agreement to sell to Celestica Inc. our Oklahoma and Ohio manufacturing operations (see Sale of manufacturing operations).

o On April 2, 2001, Agere (our microelectronics business) completed an IPO of 600 million shares of Class A common stock. We continue to move forward with our intention to spin off Agere through a tax-free distribution to our shareholders (see Agere Spin-off update).

o On February 22, 2001, we completed arrangements for $6.5 billion of Credit Facilities with financial institutions (see Credit facilities).

o On January 24, 2001, we announced our restructuring program. In connection with the program, we recorded pre-tax charges of $3.4 billion in the nine months ended June 30, 2001 (see RESTRUCTURING CHARGE AND RELATED ASSET IMPAIRMENTS).

o On December 29, 2000 we completed the sale of our power systems business to Tyco International Ltd, for $2.5 billion in cash.

o On September 30, 2000 we completed the spin-off of Avaya Inc., formerly our enterprise networks business.

Our consolidated financial statements for all periods presented reflect Agere and the power systems business and Avaya as discontinued operations (see Note 3 of the consolidated financial statements).

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL HIGHLIGHTS

We reported a net loss of $3.2 billion, or $0.95 loss per basic and diluted share for the quarter ended June 30, 2001, as compared with a net loss in the prior year quarter of $301 million, or $0.09 loss per diluted share. The current quarter net loss was impacted by a pretax charge for business restructuring and related asset impairments of $684 million ($0.14 per basic and diluted share) and a pre-tax charge of approximately $700 million ($0.13 per basic and diluted share) for provisions for reserves associated with two vendor finance projects, including One.Tel Ltd. (see Customer financing). In addition, the current quarter included a net loss from discontinued operations of $1.4 billion ($0.40 per basic and diluted share; see Note 3 to the accompanying consolidated financial statements). The prior year included $428 million ($0.13 per diluted share) of non-tax impacting purchased in-process research and development ("IPRD") related to the acquisition of Chromatis Networks and a net loss from discontinued operations of $587 million ($0.18 per diluted share).

For the nine months ended June 30, 2001, we reported a net loss of $7.3 billion, or $2.16 loss per basic and diluted share compared with net income of $1.7 billion, or $0.52 per diluted share in the same period last year. The net loss for the nine-month period ended June 30, 2001 includes a pre-tax charge for business restructuring and related asset impairments of $3.4 billion ($0.72 per basic and diluted share), a pre-tax charge of approximately $700 million ($0.13 per basic and diluted share) for provisions for reserves associated with two vendor finance projects, including One.Tel, a pre-tax charge of $845 million ($0.15 per basic and diluted share) for an additional loss provision to fully reserve for amounts due from Winstar Communications, Inc., which announced that it is seeking protection under the U.S. Bankruptcy Code, and the write-down of certain equity investments. In addition, we recorded an extraordinary gain of $1.2 billion ($0.34 per basic and diluted share) related to the sale of the power systems business, a gain from a cumulative effect of accounting change of $30 million ($0.01 per basic and diluted share) related to the adoption of Statement of Financial Accounting Standard No. 133 and a net loss from discontinued operations of $1.7 billion ($0.50 per basic and diluted share). Net income for the comparable prior year period includes a net loss from discontinued operations of $24 million ($0.00 per diluted share), a pre-tax gain on the sale of an equity investment of $189 million and a pre-tax charge of $61 million to operating expenses primarily associated with the mergers with International Network Services, Excel Switching Corp. and Xedia Corporation (combined $0.02 per diluted share).

STRATEGIC DIRECTION

We are moving from a multidivisional company to one that is focused on large service providers. As part of this strategy, we are realigning our business to be organized into two customer focused units: an Integrated Network Solutions unit, targeting wireline customers, and a Mobility Solutions unit, targeting wireless customers. As part of this realignment, we expect to orient our product lines, research and development efforts, sales and marketing, and supply chain and services to meet the needs of the large service providers worldwide.

While market demand continues to be uncertain, we believe the large service provider market segment offers the most stable and attractive opportunity for us. We believe we have strong relationships with many of the large service providers in the United States and are building strong relationships with large service providers outside the United States. We also have substantial experience in building and supporting the complex networks that large service providers use to meet the needs of their customers.

The successful implementation of our proposed phase II to our restructuring efforts is essential in order to implement our new strategy in the manner and on the timeline we intend, and is subject to obtaining the consent of the banks to amend our credit facilities (see PROPOSED PHASE II OF OUR RESTRUCTURING PROGRAM and Proposed amendments to our credit facilities).

As a result of the realignment and sharpening of our business focus and scope of operations, and in particular as a result of the expected sale of our optical fiber business, we expect that our total revenues will decline in the short term as compared to fiscal 2001 levels. We believe, however, that this sharper focus and our related restructuring efforts will enable us to return to profitability and maximize return to stockholders. Because the implementation of our new strategy is in the early stages and proposed phase II of our restructuring program is being developed and is subject to conditions and risks, we cannot predict with certainty the impact on our future earnings and revenues.

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESTRUCTURING CHARGES AND RELATED ASSET IMPAIRMENTS

In connection with our ongoing restructuring program to exit certain non-strategic product lines within the data networking, wireless, optical networking and switching solutions groups and to streamline our cost structure in various businesses and corporate operations, we recorded a pre-tax charge to earnings of $3.4 billion for the nine months ended June 30, 2001, of which $.7 billion was incurred in the third fiscal quarter of 2001. The charges include restructuring costs of $1.3 billion for the nine months ended June 30, 2001, of which $.5 billion was incurred in the third fiscal quarter of 2001 and asset write-downs of $2.1 billion for the nine months ended June 30, 2001, of which $.2 billion was incurred in the third fiscal quarter of 2001. Asset write-downs include inventory write-downs of $.7 billion for the nine months ended June 31, 2001, of which $.1 billion was incurred in the third fiscal quarter of 2001, which are recorded as a component of Costs in the Consolidated Statement of Operations.

The restructuring costs include employee separation costs of $825 million for the nine months ended June 30, 2001, of which $436 million was incurred in the third fiscal quarter of 2001, contract settlements of $411 million for the nine months ended June 30, 2001, of which $61 million was incurred in the third fiscal quarter of 2001, facility closings of $60 million for the nine months ended June 30, 2001 and other of $22 million for the nine months ended June 30, 2001, of which $11 million was incurred in the third fiscal quarter of 2001.

During the past two quarters, we have reduced our headcount by approximately 10,500 through 8,500 of completed employee separations related to our restructuring program as described below and 2,000 through attrition. This reduction exceeded our original target of 10,000.

We recorded charges associated with voluntary and involuntary employee separations totaling approximately 10,500 employees for the nine months ended June 30, 2001. Of the total employee separation charge, payments of $282 million, of which $198 million was charged in the third fiscal quarter of 2001, for termination benefits to certain U.S. employees are expected to be funded through our surplus pension assets. Employee separations impact all of our business groups and geographic regions. Approximately 60% of the employees were management and approximately 70% of the employee separations were related to involuntary terminations. We anticipate that the remaining 2,000 employee separations reflected in the charges for the nine months ended June 30, 2001 will be substantially completed during the fourth fiscal quarter of 2001. The employee separation costs include an $86 million reversal, recorded in the third fiscal quarter of 2001, resulting from revisions to prior cost assumptions.

We recorded a non-cash charge of $278 million for pension and postretirement benefit curtailment charges in the third fiscal quarter of 2001 as a result of the employee separations, including the additional voluntary early-retirement separations discussed below. We recognized curtailment charges since a significant number of expected years of future service of present plan participants will be eliminated.

On June 6, 2001, we announced a voluntary early-retirement offer that included a special pension plan enhancement. The offer was available to qualified U.S. management employees. On July 10, 2001, approximately 8,500 eligible employees accepted the early-retirement offer. In the fourth fiscal quarter we expect to record a non-cash charge of approximately $1.2 billion for pension and postretirement termination charges in connection with this early retirement offer.

Asset write-downs primarily reflect the write-down of certain long-lived assets and inventory that became impaired as a result of our decision to discontinue certain product lines and product development efforts. Impairment losses were primarily based upon the write-down of goodwill and other acquired intangibles to their fair value, which was estimated by discounting expected future cash flows. As a result, for the nine months ended June 30, 2001, an impairment charge of $846 million for goodwill and other acquired intangibles was recorded and largely relates to the write-down of $567 million of goodwill relating to the rationalization of the metro optical networking product portfolio. The remainder of the asset write-downs primarily consists of inventory, property, plant and equipment and capitalized software associated with our product rationalizations included in the restructuring program. These actions primarily affect the Products segment.

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


We do not expect significant cash savings from the restructuring program in the current fiscal year. The restructuring program, including the voluntary early-retirement offer, is expected to yield cash savings of approximately $2.0 billion annually, beginning in fiscal year 2002. These anticipated savings are primarily from reduced headcount and more than two-thirds are expected to be realized in operating expenses.

We expect to substantially complete the current restructuring program by December 31, 2001.


PROPOSED PHASE II OF OUR RESTRUCTURING PROGRAM

On July 24, 2001, we announced that, to implement our new strategic direction in the manner and on the timeline we intend, we are developing a proposed phase II to our restructuring program. We believe this phase II, if implemented, would significantly enhance our ability to achieve the goals associated with our new strategic direction as a streamlined company focused on large service providers. As proposed, phase II includes plans to:

     o    reduce annual operating expenses by an additional $2.0 billion;

     o    generate an additional $1.0 billion in working capital improvements;

     o    reduce our capital spending rate by an additional $750 million; and

     o further reduce our work force by another 15,000 to 20,000 employees worldwide.

If implemented in the manner and on the timeline we intend, we expect to realize the full benefits of phase II of our restructuring program by the end of fiscal year 2002. In addition, we expect phase II, if implemented, to result in an additional charge during our fourth fiscal quarter relating to headcount reductions, product rationalizations and associated asset write-offs of approximately $7 billion to $9 billion, of which an estimated $2 billion would result in cash outlays during fiscal 2002. As described below, implementation of phase II of our restructuring program is subject to a number of important conditions, principally agreement by the lenders under our credit facilities to a proposed amendment thereunder. Accordingly, the timing, scope and components of the proposed program (and the size of the related charge) cannot be currently determined.

Our proposed restructuring program is subject to significant risks and uncertainties. Because the covenants in our credit agreements do not permit us to incur the charge that we expect to record in connection with phase II of our program, we will need to amend our credit facilities by obtaining the consent of the lenders holding a majority of the commitments under each of our credit facilities prior to adopting and implementing phase II in its current form. We have recently initiated the process of seeking the necessary amendments to our credit facilities. If we are unable to obtain the necessary approval for the amendments from the lenders under our credit facilities, we would not implement phase II of our restructuring program as currently contemplated and we would be required to substantially revise or delay those plans. Our inability to implement phase II on the schedule we intend or at all would limit our ability to pursue our new strategic direction to the fullest extent and significantly impede our ability to achieve the expected benefits. If we are delayed in or prevented from implementing phase II of our restructuring program, we would not be able to take a number of the actions that we are currently considering, including reducing our number of product lines and our headcount, on our proposed timeline. As a result, we would not be able to improve our operating performance at the pace that we believe we could otherwise achieve. In such a circumstance, we would have difficulty complying with the financial

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


covenants in our credit facilities in the first fiscal quarter of 2002 or, if our results of operations are worse than we expect, in the fourth fiscal quarter of 2001.

Our estimated expense reductions, working capital improvements and headcount reductions associated with phase II are preliminary. Our ability to achieve these goals as well as the remaining goals related to the restructuring program announced in January 2001, will depend on a number of conditions, some of which are outside of our control. Even if we complete our existing and proposed restructuring program, we cannot assure you that we will achieve all of the expense reductions we anticipate or on the timetable contemplated. Because this restructuring program involves realigning our business units and sales forces, it may be disruptive to our customer relationships. Decreases in spending by these large service providers, if greater than we expect, would likely also have an adverse effect on revenues. Our existing and proposed phase II restructuring program may also have other unanticipated adverse effects on our business.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED JUNE 30, 2001 VERSUS THREE AND NINE MONTHS ENDED JUNE 30, 2000

REVENUES

The following table presents our revenues by U.S. and non-U.S. and the approximate percentage of total revenues (in millions):


                             Three Months Ended June 30,                   Nine Months Ended June 30,
                             ----------------------------                  --------------------------
                          2001           2000         decrease         2001            2000         decrease
                          ----           ----         --------         ----            ----         --------

 U.S.                      $ 3,759        $ 5,441        (30.9%)        $ 10,601       $ 15,104      (29.8%)
 Non - U.S.                  2,060          1,971          4.5%            5,487          6,628      (17.2%)
                           -------        -------        ------         --------       --------      -------
 Total Revenues            $ 5,819        $ 7,412        (21.5%)        $ 16,088       $ 21,732      (26.0%)
                           =======        =======        ======         ========       ========      =======


                              As a percentage of                           As a percentage of
                           -------------------------                    ------------------------
                                total revenues                               total revenues
                                --------------                               --------------

 U.S.                       64.6%           73.4%                          65.9%          69.5%
 Non - U.S.                 35.4%           26.6%                          34.1%          30.5%
                           -----           -----                          -----          -----
 Total Revenues            100.0%          100.0%                         100.0%         100.0%
                           =====           =====                          =====          =====

The decrease in U.S. revenues for the three and nine months ended June 30, 2001 compared to comparable prior year periods was primarily due to the continued softening in and less emphasis in the competitive local exchange carrier market, a slowdown in capital spending by established service providers, which resulted in lower sales of hardware and software products, and continued focus on a more selective vendor financing program. The increase in non-U.S. revenues for the three months ended June 30, 2001 compared to comparable prior year period was primarily driven by increased optical networking product sales in the Europe/Middle East/Africa region. The decrease in non - U.S. revenues for the nine months ended June 30, 2001 compared to the comparable prior year period was primarily due to the wind down of a project with Saudi Telecommunications Company (STC) in Saudi Arabia. As a result of the overall market conditions in the current fiscal year, revenues for fiscal year 2001 are expected to be significantly lower than fiscal 2000.

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


REVENUES BY SEGMENT

The following table presents our revenues by segment and by U.S. and non-U.S., and the approximate percentage of total revenues for the three and nine months ended June 30, 2001 and 2000 (in millions):


                                 Three Months Ended June 30,                        Nine Months Ended June 30,
                                 ----------------------------                      ---------------------------
                                                     % increase
                             2001         2000        (decrease)             2001          2000        % decrease
                             ----         ----        ----------             ----          ----        ----------

U.S.:
  Products                  $ 2,831      $ 4,538         (37.6%)           $ 8,116      $ 12,270         (33.9%)
  Services                      849          885          (4.1%)             2,218         2,304          (3.7%)
Non - U.S.:
  Products                    1,782        1,564          13.9%              4,549         5,425         (16.1%)
  Services                      288          401         (28.2%)               945         1,219         (22.5%)
Total:
  Products                  $ 4,613      $ 6,102         (24.4%)          $ 12,665      $ 17,695         (28.4%)
  Services                    1,137        1,286         (11.6%)             3,163         3,523         (10.2%)



                           As a percentage of total                          As a percentage of
                           -------------------------                      ------------------------
                               total revenues                                 total revenues
                               --------------                                 --------------

  Products                    79.3%        82.3%                             78.7%         81.4%
  Services                    19.5%        17.4%                             19.7%         16.2%

Decreases in Products' revenue, compared to the comparable prior year period, resulted from decreases across most product lines, except optical fiber (for both the three and nine months ended June 30, 2001) and optical solutions (for the three month period ended June 30, 2001), and were primarily attributable to the factors noted in REVENUES. The nine-month decrease was also impacted by a substantial reduction of revenues from AT&T in the U.S., partially offset by improved revenues from other large service providers, and the wind down of a project with STC as noted above.

Revenues from Services decreased due to the factors noted above. A significant portion of Services revenues is generated from revenues from Products; therefore, declines in Products affects Services revenue.

GROSS MARGIN

As a percentage of revenue, gross margin decreased to 14.0% from 42.3% in the prior year quarter and to 12.4% from 42.7% in the prior nine-month period. Excluding the impacts of the inventory write-downs associated with the business restructuring charges, gross margin for the three and nine month periods would have been 16.4% and 16.6%, respectively. Gross margin continues to be impacted by lower sales volumes across most product lines resulting in less absorption of fixed costs, decreased high-margin software revenue, the impact of several lower-margin international contracts and provisions for obsolete inventory and contract settlements.

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OPERATING EXPENSES

The following table presents our operating expenses and the percentage change (in millions, excluding business restructuring and related asset impairment charges):

                                                Three Months Ended June 30,                  Nine Months Ended June 30,
                                             ---------------------------------          -----------------------------------
                                              2001        2000       %increase           2001         2000        %increase
                                              ----        ----       ---------           ----         ----        ---------
 Selling, general and administrative
   ("SG&A") expenses, excluding the
   following two items                       $  936       1,156         (19.0%)         $3,356       $3,506            (4.3%)
 Provision for uncollectibles and
   customer financings                          877          97             NM           1,950          210              NM
 Amortization of goodwill and other
   acquired intangibles                         233          51             NM             743          139              NM
                                             ------      ------                         ------       ------
   Total SG&A                                 2,046       1,304           56.9%          6,049        3,855            56.9%
 Research and development                       793         801           (1.0%)         2,775        2,396            15.8%
 In-process research and development              -         428             NM              -          428               NM
                                             ------      ------                         ------       ------
   Operating expenses                        $2,839      $2,533           12.1%         $8,824       $6,679            32.1%
                                             ======      ======                         ======       ======

---------
NM  Not meaningful

The implementation of our restructuring program and other savings initiatives resulted in reduced selling, general and administrative expenses, excluding the amortization of goodwill and other acquired intangibles and provision for uncollectibles and customer financings, for the three and nine months ended June 30, 2001.

Increase in the provision for uncollectibles and customer financings for the three months ended June 30, 2001 was largely the result of the provisions for reserves associated with two vendor finance projects, including One.Tel, recorded in the current fiscal quarter. The increase in the provision for uncollectibles and customer financings for the nine months ended June 30, 2001 was largely the result of the items impacting the third fiscal quarter and a $700 million provision recorded in the second fiscal quarter for amounts due from Winstar.

The increases in the amortization of goodwill and acquired intangibles are primarily from the acquisitions of Chromatis Networks, Inc. in June 2000 and Spring Tide Networks in September 2000.

The increases in research and development ("R&D") expenses for the nine months ended June 30, 2001 are primarily due to acquisitions made late in fiscal year 2000 and new product development, particularly in Internet infrastructure and next-generation wireless products. R&D expenses decreased for the three months ended June 30, 2001 as compared to the comparable prior year period, and as compared to the 2001 second fiscal quarter as a result of our headcount reductions and product rationalizations associated with our restructuring initiatives.

The IPRD reflected in the three and nine months ended June 30, 2000 resulted from the Chromatis acquisition.

OTHER INCOME (EXPENSE) - NET

Other income (expense)- net, was an expense of $179 million for the current fiscal third quarter compared to income of $103 million in the prior year quarter. Other expense in the current fiscal quarter primarily consists of charges of approximately $72 million related to write-downs of certain equity investments, a charge of approximately $42 million related to the write-off of an embedded derivative asset due to the credit risk and uncollectibility associated with One.Tel and other miscellaneous write-offs, partially offset by interest income. Other income in the comparable prior year quarter consisted largely of $156 million net gains of from the sales of investments.

For the nine months ended June 30, 2001, other income (expense)- net was an expense of $296 million compared to income of $340 million in the year-ago period. Other expense for the nine months ended June 30, 2001 primarily consisted of $277 of write-downs of equity investments and the write-off associated with One.Tel noted above, partially offset by interest income. The prior year nine-month period other income primarily consisted of net gains on the sales and settlements of financial instruments of $383 million, including a $189 million gain from the sale of an equity investment, and interest income.

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

INTEREST EXPENSE

Interest expense for the quarter increased $38 million to $115 million and for the nine months increased $158 million to $395 million as compared with the similar periods of the prior year. The increases in interest expense are due to higher average short-term debt levels coupled with an increase in weighted average interest rates as compared to the same prior year periods.


PROVISION (BENEFIT) FOR INCOME TAXES

The following table presents our provision (benefit) for income taxes and the related effective tax rates (in millions):


                                       Three Months Ended           Nine Months Ended
                                           June 30,                     June 30,
                                           --------                     -------
                                        2001        2000             2001       2000
                                        ----        ----             ----       ----
Provision (benefit) for income
  taxes                                $(973)       $341           $(3,394)     $984
Effective tax rate                      34.0%       54.4%             33.2%     36.3%

The current three and nine month period effective tax rates are lower than the U.S. statutory rate primarily from the impact of non-tax deductible goodwill amortization and certain non-tax deductible business restructuring charges and related asset impairments on the pre-tax loss, both of which decrease the effective tax benefit rate, offset in part by research and development tax credits, which increase the effective tax benefit rate on the pre-tax loss.

The prior year three month period effective tax rate is greater than the U.S. statutory rate primarily due to IPRD charges and the amortization of non-tax deductible goodwill, partially offset by research and development tax credits and the tax impact of non-U.S. activity. The prior year nine month period effective tax rate is lower than the U.S. statutory rate primarily due to research and development tax credits and the tax impact of non-U.S. activity, partially offset by IPRD charges and the amortization of non-tax deductible goodwill.

As a result of our loss from operations, we have recorded a tax benefit and related tax assets of $2.8 billion as of June 30, 2001. While we have taxable income for U.S. federal purposes in the applicable carryback periods to apply against a portion of the current period loss, realizability of the recorded tax assets is dependent primarily on future taxable income. We believe that sufficient future taxable income will be generated in order to utilize the future deductible amounts arising during fiscal 2001 and that these tax assets are realizable, although there can be no assurance that this will be the case.


LIQUIDITY AND CAPITAL RESOURCES

Cash Flow for the nine months ended June 30, 2001 and June 30, 2000

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.9 billion for the nine months ended June 30, 2001 and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $3.3 billion, an increase in inventories and contracts in process of $0.3 billion and changes in other operating assets and liabilities of $2.4 billion due to customer financing requirements and non-cash tax benefits resulting from the current year loss. These increases were partially offset by a decrease in receivables of $3.8 billion. Receivable improvement is largely due to improved collections in fiscal 2001. As a result, average days outstanding improved 31 days from the end of fiscal 2000 to 83 days at June 30, 2001.

Net cash used in operating activities of $724 million for the nine months ended June 30, 2000 was primarily due to increases in receivables and inventories and contracts in process of $2.0 and $1.3 billion, respectively, decrease in accounts payable of $325 million and changes in other operating assets and liabilities of $399 million, offset by income from continuing operations (adjusted for non-cash items) of $2.2 billion and tax benefits from stock options of $1.0 billion.

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Net Cash Provided by Investing Activities

Net cash provided by investing activities was $1.3 billion for the nine months ended June 30, 2001 and primarily consisted of the $2.5 billion cash proceeds received from the sale of the power systems business offset in part by capital expenditures of $1.1 billion.

Net cash used in investing activities was $742 million for the nine months ended June 30, 2000 and primarily consisted of $1.3 billion of capital expenditures and $523 million in purchases of investments offset by proceeds from the sales of investments of $853 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended June 30, 2001 of $2.6 billion was primarily due to $4.8 billion of net borrowings under the credit facilities ($2.5 billion of the debt was subsequently assumed by Agere - see Note 7 of the consolidated financial statements), of which approximately $2.0 billion was used for net commercial paper repayments.

Net cash provided by financing activities for the nine months ended June 30, 2000 of $537 million was primarily from the proceeds from issuances of common stock related to the exercise of stock options offset by net repayments of long-term debt and commercial paper.

Liquidity

Our cash requirements through the end of fiscal 2002 are primarily to fund:

     o operations, including spending on research and development;

     o debt service;

     o cash restructuring costs;

     o capital expenditures; and

     o capital requirements in connection with our customer financing commitments.

Although we have recently implemented a more selective customer financing program, we have existing, and expect to continue to enter into, financing arrangements for our customers that involve significant capital requirements. In addition, our capital needs associated with customer financing may increase if deterioration in the credit quality of the customers to which we have extended financing limits our ability to sell the notes representing existing customer financing or transfer future funding commitments on acceptable terms to financial institutions and investors.

If we do not complete our existing and proposed phase II restructuring program and achieve our anticipated expense reductions in the time frame we contemplate, our cash requirements to fund our operations are likely to be significantly higher than we currently anticipate. In addition, because market demand continues to be uncertain, and we are in the early stages of both developing phase II of our restructuring program and implementing our new business strategy, it is difficult to estimate our ongoing cash requirements.

We had net liquidity of approximately $4.0 billion on June 30, 2001, comprised of cash and cash equivalents of $2.3 billion and availability under our credit facilities of $1.7 billion. This excludes approximately $300 million in net proceeds from a real estate debt financing that closed on July 2, 2001, the repayment on July 16, 2001, of $750 million principal amount of our 6.90% notes that matured and net proceeds of approximately $1.8 million from our redeemable convertible preferred stock offering.

We currently have a 364-day $2.0 billion credit facility that expires on February 21, 2002, and a $2.0 billion credit facility that expires on February 26, 2003. We have the option to extend the maturity of our 364-day credit facility to February 26, 2003. These credit facilities are secured by substantially all of our assets, including a pledge of the shares of common stock of Agere that we own. Certain other existing financings and obligations are, and certain future financings and obligations could be, similarly secured during the time the collateral arrangements for the credit facilities are in effect. As of June 30, 2001 and August 13, 2001, we had $2.3 billion and $1.0 billion, respectively, outstanding under these credit facilities. Repayments of our credit facilities were primarily from the net proceeds from our redeemable convertible preferred stock offering.

On June 28, 2001, we established a $750 million revolving accounts receivable securitization facility. At the time we established the facility, we obtained proceeds of $435 million from our initial sale of receivables into the facility, collateralized by $1.5 billion in accounts receivable. In order to maintain the facility at the June 30, 2001 level, we must continue to generate eligible accounts receivable sufficient to support such level under the terms of the

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

facility. Our ability to obtain further proceeds through the facility will depend on a combination of factors, including our credit ratings and increasing the level of our eligible accounts receivable. In addition to approximately $1.8 billion in net proceeds that we received on August 6, 2001 from the redeemable convertible preferred stock offering, we expect to raise an aggregate of approximately $550 to $650 million of additional funds during the fourth fiscal quarter from the closing of the transaction involving our Oklahoma and Ohio manufacturing operations as part of our outsourcing plan for contract manufacturing. Furthermore, prior to the end of our first fiscal quarter of 2002, we expect to obtain approximately $2.75 billion from the sale of our optical fiber business. On July 24, 2001, we announced that we have eliminated the dividend on our common stock, which will improve our cash flow by $68 million each quarter.

If our proposed phase II restructuring program is successfully implemented and our anticipated expense reductions are achieved in the time frame we currently anticipate, we expect to fund our currently expected cash requirements for fiscal year 2002 through a combination of the following sources:

     o our expected cash and cash equivalents as of September 30, 2001, which we expect will include the net proceeds of the transaction involving our Oklahoma and Ohio manufacturing operations;

     o  our expected available credit under our credit facilities;

     o  proceeds from the expected sale of our optical fiber business; and

     o cash flows from operations, subject to the successful implementation of our business strategy.

We believe our planned sources of liquidity are currently sufficient to meet our requirements through the end of fiscal year 2002. We cannot assure you, however, that these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than we currently expect. For example, the closing of the expected sale of our optical fiber business is subject to a number of conditions, including various regulatory approvals, and delay in obtaining or failure to obtain these approvals, or delay in the closing of the sale for any reason, could have a significant negative impact on our liquidity. In addition, if phase II of our restructuring program is revised or delayed, our cash requirements are likely to be significantly higher than we currently anticipate, and we also may not remain in compliance with the financial covenants in our credit facilities. In such instances we may have to repay outstanding indebtedness and may not be able to borrow under our existing credit facilities and it could limit the availability of alternative financing sources. See "Credit facilities" for a description of the other consequences of a default under our credit facilities. As described under "Credit facilities", the receipt by us of proceeds from specified asset sales in excess of a specified threshold will result in a reduction in the amount of available borrowings under our credit facilities. If our sources of liquidity are not available to us or are not sufficient to satisfy our cash requirements, or we are delayed in, or unable to, successfully implement the remaining aspects of our existing restructuring program or proposed phase II program, or generate positive cash flow from operations, we will need to obtain additional sources of funds through operating improvements, additional asset sales and financing from third parties or a combination thereof. We cannot assure you that these additional sources of funds would be available on reasonable terms or at all.

Our credit ratings as of August 13, 2001 are as follows:


                                 Rating for our            Rating for our
                                 long-term debt           commercial paper              Last update
                              ---------------------    -----------------------     -----------------------
   Rating Agency
   -------------
   Standard & Poor's                  BB- (a)                    C                     July 31, 2001
   Moody's (b)                        Ba3                    Not Prime                 August 1, 2001
   Fitch                              BB-                        B                     August 2, 2001

---------
(a) The rating for our senior unsecured long-term debt remains on CreditWatch with negative implications.

(b) Our Moody's long-term ratings are under review for possible further downgrade.

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The Standard & Poor's, Moody's and Fitch ratings are below investment grade. We expect both the recent, and any future, lowering of the ratings of our debt to result in higher financing costs and reduced access to the capital markets. As a result of the reductions of our credit ratings earlier in fiscal 2001, commercial paper and some other types of borrowings became unavailable to us and the costs of our financings increased. We cannot assure you that our credit ratings will not be reduced in the future by Standard & Poor's, Moody's or Fitch.

Credit facilities

We currently have a 364-day $2 billion credit facility that expires on February 21, 2002, and a $2 billion credit facility that expires on February 26, 2003. These credit facilities are collateralized by substantially all of our assets, including a pledge of the shares of common stock of Agere that we own. As of June 30, 2001 we had $ 2.3 billion outstanding under these credit facilities, which borrowings since March 31, 2001, were used to fund our operations and pay down commercial paper. We had no commercial paper outstanding as of June 30, 2001. Our ability to access our credit facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants. These financial covenants require us to have minimum earnings before interest taxes, depreciation and amortization (EBITDA) and minimum net worth measured at the end of each fiscal quarter. The EBITDA covenant requires us to achieve positive EBITDA for the six months ended December 31, 2001, with sequential improvement thereafter tested over rolling periods of nine to twelve months. As of June 30, 2001, we were in compliance with these covenants.

Under the terms of our credit facilities, if we undertake certain debt reduction transactions or generate additional funds from specified non-operating sources (which would include the proceeds from our redeemable convertible preferred stock offering and the proceeds from the sale of our optical fiber business and other specified types of transactions, but would not include the proceeds from the transaction involving our Oklahoma and Ohio manufacturing operations, the accounts receivable securitization, or other specified types of transactions) in excess of $2.5 billion, first, the total lending commitments under our 364-day $2 billion credit facility would be reduced by the entire amount by which such funds exceed $2.5 billion and, second, if and once commitments under the 364-day $2 billion credit facility have been terminated, the total lending commitments under our $2 billion credit facility that expires on February 26, 2003 would be reduced by 50% of the amount of such funds not otherwise used to reduce the 364-day credit facility until the amount of lending commitments under that facility is reduced to $1.5 billion. Any outstanding borrowing under our credit facilities that exceed the reduced lending commitments must be repaid at that time. As of August 13, 2001, we have generated $2.35 billion toward the $2.5 billion threshold.

Proposed amendments to our credit facilities

We have recently entered into discussions with the lenders under our credit facilities to obtain the amendments necessary to allow us to adopt and implement phase II of our restructuring program. We have reached agreement with the two agent banks for our credit facilities on the terms of the amendments. The two agent banks currently hold less than 25% in principal amount of the commitments under each of our credit facilities. The amendments will not become effective unless and until we obtain the consent of the lenders holding a majority of the commitments under each of our credit facilities.

The proposed amendments to our credit facilities, if approved as proposed, will include, among other things, (1) changes to our EBITDA covenant and minimum net worth covenant in order to permit us to implement our new business strategy including phase II of our restructuring program, (2) changes that will impose revised and additional conditions that we must satisfy in order to spin off Agere, (3) changes to the mandatory prepayment provisions of the credit facilities that will require us in some circumstances to apply all or an increased percentage of certain financing and asset sale proceeds to reduce our credit facilities, (4) changes to impose conditions upon our ability to resume payment of cash dividends with respect to shares of our common stock and (5) changes to impose conditions on our ability to sell or otherwise dispose of Agere and other material assets. The changes applicable to our right to consummate the spin-off of Agere are anticipated to include (in addition to other conditions) conditions requiring us to achieve positive EBITDA in the fiscal quarter immediately preceding the spin-off and to raise a significant amount of additional liquidity from specified sources, a substantial portion of which requirement would be satisfied if we were to consummate the expected sale of our optical fiber business and the expected sale of our Oklahoma and Ohio

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


manufacturing operations. In addition, as part of the proposed amendment we are seeking consent to pay cash dividends on the preferred stock.

Sale of optical fiber business

On July 24, 2001, we announced that we have entered into an agreement to sell our optical fiber business, including two joint ventures in China, to The Furukawa Electric Co., Ltd. and Corning Incorporated for an aggregate purchase price of $2.75 billion. We will receive $2.525 billion from Furukawa for the major portion of the business. Corning will pay $225 million in cash for our two Chinese joint ventures -- Lucent Technologies Shanghai Fiber Optic Co. Ltd. and Lucent Technologies Beijing Fiber Optic Cable Co., Ltd. In addition, Furukawa and CommScope have agreed to enter into one or more joint ventures that will be formed to operate the optical fiber business. Up to $250 million of Furukawa's payment to us may be in CommScope securities. The closing is subject to U.S. and foreign governmental approvals and other customary closing conditions. We expect this transaction to close by the end of the first fiscal quarter of 2002.

Sale of manufacturing operations

On July 24, 2001, we announced that we entered into an agreement to sell to Celestica Inc. our Oklahoma and Ohio manufacturing operations, other than our Oklahoma manufacturing facility, which we will lease to them. The purchase price, which we expect to be approximately $550 million to $650 million in cash, will be determined based on the value of the assets, primarily inventory, transferred at the completion of the transaction. At closing, we will enter into a five-year supply agreement valued at up to $10 billion with Celestica to be the primary manufacturer for our switching, access and wireless networking systems products. The execution of the supply agreement is a condition to the closing of the transaction. We expect to close this transaction by the end of the fourth fiscal quarter of 2001. The workforce related to these two operations is expected to be reduced and/or transferred to Celestica over time, resulting in a non-cash charge of approximately $350 million, a portion of which we expect to record in the next two fiscal quarters and the remainder of which we expect to record prior to the end of fiscal year 2002.

Agere Spin Off Update

On April 2, 2001, Agere completed an initial public offering of 600 million shares of Class A common stock, resulting in net proceeds of $3.4 billion. As a result of the IPO, we recorded an increase to shareowner's equity of $922 million in the current fiscal quarter of 2001. In addition, on April 2, 2001, Morgan Stanley exercised its overallotment option to purchase an additional 90 million shares of Agere Class A common stock from us. Morgan Stanley exchanged $519 million of our commercial paper for the Agere common shares. This transaction resulted in a gain of $141 million, which has partially reduced the estimated loss on disposal of Agere.

We remain committed to completing the process of separating Agere from our company, and we intend to move forward with our distribution of the shares of Agere stock that we then own in a tax-free spin off to our stockholders. Although we have entered into an agreement with Agere (subject to the satisfaction or waiver of a variety of conditions) that obligates us to complete the distribution on or before September 30, 2001, our credit facilities, the relevant terms of which are described below, do not currently permit us to complete the distribution. We are in discussion with our lenders to amend the covenants under our credit facilities. The terms of such an amendment are expected to delay our ability to effect the Agere spin off for up to six months from the previously anticipated distribution date of September 30, 2001 (see Proposed amendments to our credit facilities).

Our agreement with Agere provided that, if the Agere distribution is not completed on or before September 30, 2001, we will complete the Agere spin off as promptly as practicable following our satisfaction or waiver of all conditions of such agreement. However, we do have the right to terminate our obligation to complete the distribution if, as of September 30, 2001, the distribution is not permitted under the terms of our indebtedness or would result in the acceleration of any payment under our indebtedness. As a result, although we intend to complete the Agere distribution as soon as practicable, we cannot assure you that the conditions to our obligation to complete the distribution will be satisfied by a particular date or that our indebtedness will permit the distribution by a particular date or

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


at all. Under our agreement with Agere, we may terminate our obligation to complete the distribution if, after consultation with Agere senior management, our board of directors determines, in its sole discretion, that the distribution is not in the best interests of us or our stockholders.

We may explore an alternative path for achieving full independence of Agere from our company through a secondary public offering of the Agere shares held by us if our board of directors determines that a change in the spin off plan is in the best interests of us or our stockholders.

Proceeds Requirement

The current terms of our credit facilities will not allow the distribution unless, at the time of the distribution, we have generated $2.5 billion of additional funds or reduction in debt from specified non-operating sources (which would include the proceeds from the redeemable convertible preferred stock offering and the proceeds from the transaction involving our optical fiber business and other specified types of transactions, but would not include the proceeds from the transaction involving our Oklahoma and Ohio manufacturing operations, the accounts receivable securitization or other specified types of transactions). As of August 13, 2001, we have generated $519 million of debt reduction in a debt for equity exchange in which we exchanged shares of Class A common stock of Agere held by us for approximately $519 million of our indebtedness held by Morgan Stanley and $1.8 billion of net proceeds received from the redeemable convertible preferred stock offering. The proceeds from the expected sale of our optical fiber business will constitute additional funds that satisfy the requirement of our credit facilities. The closing of the sale of our optical fiber business is subject to various conditions, uncertainties and risks and we cannot assure you that any such sale will be completed on a timely basis or at all (see Proposed amendments to our credit facilities). We cannot assure you that any amendments approved by the banks will not impose additional or different conditions on our ability to consummate the Agere spin off from those in the proposed amendments as described above.

Compliance with Financial Covenants and Release of Pledge Requirements

Our credit facilities also will not allow the spin off unless no event of default exists under our credit facilities, which means that we must, amoung other requirements, be in compliance with specified financial covenants. The financial covenants require us to have minimum net worth and minimum earnings before interest, taxes, depreciation and amortization. In addition, our pledge of Agere's common stock must be released in order for us to consummate the distribution. Our pledge will not be released unless we have, as of the end of the quarter preceding the release, a minimum ratio of current assets to the amount committed under the credit facilities plus specified secured debt and other obligations which share in the collateral securing the credit facilities, which ratio must be maintained from the date of any such release until distribution. We cannot assure you that we will be in compliance with these financial covenants or satisfy the minimum ratio test currently required to release our pledge of the Agere shares in order to complete the distribution on a timely basis or at all. As part of obtaining the consent to the proposed amendment from our lenders under our credit facilities necessary to adopt and implement phase II of our restructuring program, it is likely that the covenants described above and other terms of the credit facilities relevant to the spin off will change.

Tax Condition to Spin Off

We have received a private letter ruling from the Internal Revenue Service holding that the distribution of our shares of Agere common stock to our stockholders in the spin off and to holders of our debt in the debt for equity exchange will be tax free to us and our stockholders. The effectiveness of the ruling is conditioned on completion of the spin off by September 30, 2001, unless that date is extended by the Internal Revenue Service in a supplemental ruling. As discussed above, we expect the amended terms of our credit facilities to impose conditions that would delay the spin off beyond that date. In addition, the private letter ruling does not take into account certain additional issues under the tax rules for spinoffs arising from the issuance of preferred stock. Specifically, these issues arise under section 355(e) of the Internal Revenue Code, which limits the amount of stock that can be issued in connection with a spin off.

We have applied for supplemental rulings from the Internal Revenue Service authorizing an extension of the date for the spin off and favorably resolving the additional issues arising

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

from the issuance of preferred stock. We are hopeful that we can obtain these rulings from the Internal Revenue Service. If we cannot do so, we may attempt to obtain opinions of counsel to the same effect. However, an opinion of counsel is not binding on the Internal Revenue Service, and, in the absence of rulings by the Internal Revenue Service, the Internal Revenue Service could assert that the spin off or the debt for equity exchange was taxable to us.

In the absence of a ruling from the Internal Revenue Service or an opinion of counsel that we determine to rely on, we would be more likely to explore an alternative path for achieving full independence of Agere from our company.

Customer financing

The following table presents our customer financing commitments at June 30, 2001 (in billions):

                                                            At June 30, 2001
                                                            ----------------
                                             Total Loans and
                                               Guarantees           Loans          Guarantees
         Drawn commitments                         $2.9             $2.3              $0.6
          Available but not drawn                   1.6              1.6                 -
          Not available                             1.0              0.7               0.3
                                                   ----             ----              ----
            Total                                  $5.5             $4.6              $0.9
                                                   ====             ====              ====


Some of our customers worldwide are requiring their suppliers to arrange or provide long-term financing for them as a condition of obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to more than a billion dollars. We use a disciplined credit evaluation and business review process that takes into account the credit quality of individual borrowers and their related business plans as well as market conditions. We consider requests for financing on a case-by-case basis and offer financing only after careful review. As market conditions permit, our intention is to sell or transfer these long-term financing arrangements, which may include both commitments and drawn-down borrowings, to financial institutions and other investors. This enables us to reduce the amount of our commitments and free up additional financing capacity. As part of the revenue recognition process, we determine whether the notes receivable under these contracts are reasonably assured of collection based on various factors, among which is our ability to sell these notes.

We have a credit process that monitors the drawn and undrawn commitments and guarantees of debt to our customers. Customers are reviewed on a quarterly or annual basis depending upon their risk profile. As part of our review, we assess the customers' short-term and long-term liquidity position, current operating performance versus plan, execution challenges facing the company, changes in competitive landscape, industry and macro economic conditions, and changes to management and sponsors. Depending upon the extent of any deterioration of a customer's credit profile or non-compliance with our legal documentation, we undertake actions that could include canceling the commitment, forcing the borrower to take corrective measures, and increasing resources. These actions are designed to mitigate unexpected events that could have an impact on our future results of operations and cash flows, however, there can be no assurance that this will be the case. Adverse industry conditions, such as the continued softening in the competitive local exchange carrier market, have negatively affected the creditworthiness of several customers that participate in our customer financing program. For the nine months ended June 30, 2001, we recorded provisions for uncollectibles and customer financing of $1,950 million. For example, in late May 2001, the board of directors of One.Tel, an Australian telecommunications company and one of our customers, declared One.Tel insolvent. One.Tel announced on June 5, 2001, that it will be liquidated and its assets sold shortly. We have built a mobile fiberoptic network for One.Tel, portions of which are near completion. As a result, in our third fiscal quarter of 2001, we took significant reserves associated with two vendor finance projects, including One.Tel, of approximately $700 million. Also, in the second fiscal quarter of 2001, we recorded a provision of approximately $700 million associated with uncollectible receivables and customer financing, primarily due to Winstar.

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The overall vendor financing exposure, coupled with a continued decline in telecommunications market conditions, negatively impacted results of operations in the current fiscal quarter and has caused revenue, results of operations and cash flows in the current fiscal year 2001 to be lower than fiscal year 2000. We may be required to record additional reserves related to customer financing in the future. We will continue to provide or commit to financing where appropriate for our business. Our ability to arrange or provide financing for our customers will depend on a number of factors, including our capital structure, credit rating and level of available credit, and continued ability to sell or transfer commitments and drawn-down borrowings on acceptable terms.

RISK MANAGEMENT

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could impact our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. We use the term hedge to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions by creating a relationship in which the gains or losses on derivative instruments are expected to counter-balance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. We use derivative financial instruments as risk management tools and not for trading or speculative purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to nonperformance on such instruments.

We use derivative financial instruments, including foreign exchange forward contracts and to a lesser extent option contracts and interest rate swap agreements to manage changes in foreign exchange rates and interest rates that may affect the eventual cash flows in foreign currencies or underlying financial instruments. We believe that our hedge activities achieve hedge effectiveness by creating a relationship whereby the gains and losses on our derivative instruments counterbalance the changes in value of the designated assets, liabilities and forecasted transactions being hedged.

Effective October 1, 2000, we adopted SFAS 133 - "Accounting for Derivative Instruments and Hedging Activities" and its corresponding amendments under SFAS No. 138. The adoption of SFAS 133 resulted in a cumulative after-tax reduction in net loss of $30 million (net of tax of $17 million) and an $11 million credit to other comprehensive income (OCI) in the first quarter of fiscal year 2001. The reduction in net loss is primarily attributable to derivatives not designated as hedging instruments, including foreign currency embedded derivatives, equity warrants and other derivatives (see Note 5 of the accompanying Consolidated Financial Statements).

We have not changed our policy regarding how exposures are managed since the year ended September 30, 2000. We continuously monitor all of our foreign currency exposures. We cannot predict whether we will incur foreign exchange losses in the future; however, if significant foreign exchange losses are experienced, they could have a material adverse effect on the our results of operations, financial condition and cash flows.

We use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments and to a lesser extent, interest rate swaps to manage our interest rate mix of the total debt portfolio and related overall cost of borrowing. To manage this mix in a cost-effective manner, from time to time, we may enter into interest rate swap agreements in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts. We had no material interest rate swap agreements in effect at June 30, 2001 or September 30, 2000.

Our investment portfolio consists of equity investments accounted for under the cost and equity methods as well as equity investments in publicly held companies that are classified as available-for-sale. These available-for-sale securities are exposed to price fluctuations and are generally concentrated in the high-technology communications and semi-conductor industries, many of which are small capitalization stocks. Due to the recent economic downturn in the technology sector, we recorded net write-downs of approximately $277 million on equity investments during the current fiscal year. Given current market conditions, we may incur additional charges on our investment portfolio in the future. We generally do not hedge our equity price risk; however, on occasion, may use equity derivative financial instruments that are subject to equity price risks to complement our investment strategies. As of June 30, 2001, we had no outstanding hedge instruments for our equity price risk.

                                                              Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OTHER INFORMATION

On November 21, 2000, we announced that we had identified an issue impacting revenue in the fourth fiscal quarter of 2000. We informed the SEC and initiated a review by our outside counsel and outside auditors. In late December, we announced the results of the review, which resulted in certain adjustments to fourth fiscal quarter results. We also informed the SEC and are cooperating fully with the SEC's investigation of these matters.

See Note 13 of the consolidated financial statements for Recent Pronouncements.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Results of Operations and Financial Condition and other sections of this report contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industries in which we operate, our beliefs, and assumptions made by us. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this Form 10-Q, whether as a result of new information, future events or otherwise.

Future Factors include increasing price, products and services competition by U.S. and non-U.S. competitors, including new entrants; rapid technological developments and changes and the Company's ability to continue to introduce and dependence upon the development of competitive new products and services on a timely, cost-effective basis; the mix of products and services; the availability of manufacturing capacity, components and materials; the ability to recruit and retain talent; control of costs and expenses; credit concerns in the emerging service provider market and the potential for deterioration of the credit quality of customers for which we have provided financing; customer demand for our products and services; completion on the anticipated timetable of the expected distribution of our remaining shares of Agere; timely completion of the sale of certain of our manufacturing facilities and assets and our optical fiber business, and continued availability of quality products and components at reasonable prices after the sales; the timely implementation of our restructuring program and financial plan, including the amendment of our bank credit facilities on satisfactory terms and on a timely basis to allow us to accomplish phase II of its restructuring program in a timely way; our ability to implement successfully our new strategic direction focused on offering fewer products to large service providers, including our ability to focus our business on the mix of products and services necessary to take advantage of the most desirable opportunities in our industry and to implement our product rationalizations and other aspects of our new strategic direction in a manner that does not disrupt customers' business; U.S. and non-U.S. governmental and public policy changes that may affect the level of new investments and purchases made by customers; changes in environmental and other U.S. and non-U.S. governmental regulations; protection and validity of patent and other intellectual property rights; reliance on large customers and significant suppliers; technological, implementation and cost/financial risks in the use of large, multiyear contracts; our credit ratings and ability to provide customer financing when appropriate; compliance with the covenants and restrictions of our bank credit facilities; the outcome of pending and future litigation and governmental proceedings and continued availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support the Company's future business. These are representative of the Future Factors that could affect the outcome of the forward-looking statements. In addition, such statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic conditions, including the global economic slowdown and interest rate and currency exchange rate fluctuations and other Future Factors.

For a further description of Future Factors that could cause actual results to differ materially from such forward-looking statements, see the discussion in Lucent's Annual Report on Form 10-K, as amended on Form 10-K/A filed on June 13, 2001, for the year ended September 30, 2000 - Item 1. section VIII. OUTLOOK and
Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Forward-Looking Statements, as restated on Form 8-K filed July 31, 2001. In addition, see the prospectus and reports filed by Agere with the SEC for a further list and description of risks and uncertainties related to Agere.

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

We have in place a joint European-United States team representing affected functions within the Company. This team is evaluating our Euro-related issues affecting our pricing/marketing strategy, conversion of information technology systems and existing contracts.

The Euro conversion may affect cross-border competition by creating cross-border price transparency. We will continue to evaluate issues involving introduction of the Euro as further accounting, tax and governmental legal and regulatory guidance becomes available. Based on current information and our current assessment, we do not expect that the Euro conversion will have a material adverse effect on our business or financial condition.

                                                             Form 10-Q - Part II


                           Part II - Other Information

Item 1.  Legal Proceedings

Lucent has been served with several derivative complaints in Chancery Court in the State of Delaware. The actions were filed by individual Lucent shareholders against the current members of Lucent's Board of Directors, two former directors and a former officer. The actions, all but one of which have been consolidated in a single action in Chancery Court in Delaware, make claims for breach of the fiduciary duty of good faith and other fiduciary duties allegedly owed to the Company. The actions seek damages against the defendants and in favor of Lucent, as well as costs and expenses associated with litigation for the individual plaintiffs. These actions are in the early stages and the Company is unable to determine their potential impact on the consolidated financial statements. Lucent and the individual defendants intend to defend these actions vigorously.

Several purported shareholder class actions have been filed against the Company and certain of its current and former officers for alleged violations of federal securities laws in addition to the purported shareholder class actions described in Lucent's Annual Report on Form 10-K/A for the year ended September 30, 2000. The claims and relief sought in these actions are similar to the claims and relief sought in the purported class actions previously described in the Annual Report and all of these related actions have been consolidated in a single action in U.S. District Court in New Jersey. This consolidated action, which seeks damages on behalf of purchasers of Lucent stock from October 26, 1999, to December 21, 2000, is in the early stages and Lucent is unable to determine its potential impact on the consolidated financial statements. Lucent has moved to dismiss the consolidated complaint and intends to defend this action vigorously.

On July 25, 2001, plaintiffs filed a purported class action complaint in US District Court, District of New Jersey, pursuant to ERISA alleging that Lucent breached its fiduciary duties with respect to Lucent's sponsored Long Term Savings Plan for Management Employees and Retirement Savings and Profit Plan. Plaintiffs allege that Lucent and its executive officers were made aware of numerous business problems that made Lucent's stock inappropriate for retirement investment and breached its fiduciary duty by continuing to offer Lucent stock as a plan investment option. Plaintiffs also allege that during calendar 2000 Lucent introduced new plan provisions designed to protect the plans' fiduciaries from liability to the plans' participants and beneficiaries. The complaint seeks monetary relief, injunctive and equitable relief, interest and fees and expenses associated with litigation. This action is in the early stages and Lucent is unable to determine its potential impact on the consolidated financial statements. Lucent intends to defend this action vigorously.

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

Item 2.  Changes in Securities and Use of Proceeds

On August 6, 2001, the Company sold 1,885,000 shares of 8.00% redeemable convertible preferred stock having an initial liquidation preference of $1,000 per share, subject to accretion, in a private placement to the following initial purchasers: Salomon Smith Barney Inc., Morgan Stanley & Co. Incorporated, Bear, Stearns & Co. Inc., J.P.Morgan Securities Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, and SG Cowen Securities Corporation. The shares of convertible preferred stock were offered and sold only to qualified institutional buyers in the U.S. in reliance on the exemption from registration provided by Rule 144A and outside the U.S. to non-U.S. persons in reliance upon Regulation S under the Securities Act of 1933. The aggregate offering price for the convertible preferred shares was $1,885 million, and aggregate discounts and commissions were $52 million.

The convertible preferred stock has an annual dividend rate of eight percent, payable semi-annually in cash or Lucent common stock at the Company's option. Dividends may be paid only out of funds legally available for payment. The terms of the Company's existing credit facilities currently prohibit the payment of cash dividends on the preferred stock. The Company is obligated to file a registration statement under the Securities Act to cover the possible resale of the convertible preferred stock, the common stock to be issued upon conversion of the convertible preferred stock and the sale of any common stock paid as dividends.

From and after the earlier of the Agere spin-off or May 6, 2002, at the holder's option, each share of convertible preferred stock is convertible the Company's common stock at an initial conversion price of $7.48, subject to adjustment under certain circumstances, including the Agere spin-off.

                                                             Form 10-Q - Part II


                           Part II - Other Information


At the Company's option, at any time, the Company can require all holders to exchange their shares of convertible preferred stock for convertible subordinated debentures having terms substantially similar to the preferred stock. The convertible preferred stock is redeemable, at the option of the Company after August 15, 2006 and at the option of the holders on August 2 of 2004, 2007, 2010 and 2016. The Company also has the option to redeem the convertible preferred stock for cash or its common stock at a five percent discount from the then current market price or a combination of cash and shares of its common stock. The Company is obligated to redeem all outstanding preferred shares on August 1, 2031. The Company may pay the redemption price only out of funds legally available for such payment and if it pays the redemption price in shares of its common stock, such shares must be eligible for resale in the public market by non-affiliates of the Company, absent a registration statement.

The Company intends to use the net proceeds from the sale of the convertible preferred stock for working capital, capital expenditures, debt service and other general corporate purposes.



Item 6. Exhibits and Report on Form 8-K.

(a)    Exhibits:

       Exhibit Number

           (3) Certificate of Designations of 8.00% Redeemable Convertible Preferred Stock setting forth the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, filed with the Certificate of Incorporation.

        (99.1)  Richard A. McGinn Settlement Agreement, Dated as of June 6, 2001

        (99.2)  Deborah C. Hopkins Separation Agreement, Dated as of May 4, 2001


(b)      Report on Form 8-K:

The following report on Form 8-K was filed during the current quarter:

                Current Report on Form 8-K dated and filed April 24, 2001, filed pursuant to Item 9 (Regulation FD Disclosures) to furnish the Company's Investor Relations HighLights bulletin.

                                                                       Form 10-Q


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   Lucent Technologies Inc.
                                                   Registrant


Date August 13, 2001
                                                  /s/ Mark R. White
                                          --------------------------------
                                            Mark R. White
                                            Senior Vice President and Controller
                                                (Principal Accounting Officer)

                                                             Form 10-Q - Part II


                                  Exhibit Index


         Exhibit Number

            (3) Certificate of Designations of 8.00% Redeemable Convertible
                Preferred Stock setting forth the powers, preferences and rights, and the qualifications, limitations and restrictions thereof, filed with the Certificate of Incorporation.

         (99.1) Richard A. McGinn Settlement Agreement, Dated as of June 6, 2001

         (99.2) Deborah C. Hopkins Separation Agreement, Dated as of May 4, 2001