Form 10-K405
period 2001-09-30
LUCENT TECHNOLOGIES INC
filed 2001-12-28
CIK 1006240

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                              -------------------

                                   FORM 10-K

              [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO ____________
                              -------------------

                         COMMISSION FILE NO.: 001-11639
                              -------------------

                            LUCENT TECHNOLOGIES INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              -------------------

                  DELAWARE                                      22-3408857
       -------------------------------             ------------------------------------
       (STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
       INCORPORATION OR ORGANIZATION)

600 MOUNTAIN AVENUE, MURRAY HILL, NEW JERSEY                       07974
--------------------------------------------                    ----------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (908) 582-8500

                              -------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                            See attached Schedule A.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [x]    No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

    At November 30, 2001, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $25,400,000,000.

    At November 30, 2001, 3,419,537,648 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement for the 2002 annual meeting of shareowners are incorporated by reference into Part III of this Form 10-K.

________________________________________________________________________________

                                   SCHEDULE A
    Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

                                                    NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                  ON WHICH REGISTERED
-------------------                                  -------------------
Common Stock (par value $.01 per share)            New York Stock Exchange
7.25% Notes due July 15, 2006                      New York Stock Exchange
6.50% Debentures due January 15, 2028              New York Stock Exchange
5.50% Notes due November 15, 2008                  New York Stock Exchange
6.45% Debentures due March 15, 2029                New York Stock Exchange

                              -------------------

                               TABLE OF CONTENTS

ITEM                                                                    PAGE
----                                                                    ----
                                DESCRIPTION
----------------------------------------------------------------------------

                                   PART I

Item 1.   Business....................................................    1
Item 2.   Properties..................................................   19
Item 3.   Legal Proceedings...........................................   19
Item 4.   Submission of Matters to a Vote of Security Holders.........   21

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................   22
Item 6.   Selected Financial Data.....................................   23
Item 7.   Management's Discussion and Analysis of Results of
            Operations and Financial Condition........................   24
Item 8.   Financial Statements and Supplementary Data.................   42
Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................   42

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........   43
Item 11.  Executive Compensation......................................   43
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................   43
Item 13.  Certain Relationships and Related Transactions..............   43

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedule, and Reports on
            Form 8-K..................................................   44

                              -------------------

    This report contains trademarks, service marks and registered marks of us and our subsidiaries, and other companies, as indicated.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Lucent Technologies Inc. was incorporated in Delaware in November 1995. Our principal executive offices are located at 600 Mountain Avenue, Murray Hill, New Jersey 07974 (telephone number 908-582-8500). We were formed from the systems and technology units that were formerly a part of AT&T Corp. ('AT&T'), including the research and development capabilities of Bell Laboratories ('Bell Labs'). Prior to February 1, 1996, AT&T conducted our original business through various divisions and subsidiaries. On February 1, 1996, AT&T began executing its decision to separate these divisions and subsidiaries into a stand-alone company by transferring to us the assets and liabilities related to our business. In April 1996, we completed the initial public offering ('IPO') of our common stock and on September 30, 1996, became independent of AT&T when AT&T distributed to its shareowners all of its Lucent shares. Our fiscal year begins October 1 and ends September 30.

    We operate in the global communications networking industry and design and deliver networks for the world's largest communications service providers. Backed by Bell Labs, one of the world's foremost industrial and research development organizations, we rely on our strengths in mobility, optical, data and networking technologies as well as software and services to develop next generation networks. Our systems, services and software are designed to help customers quickly deploy and better manage their networks and create new opportunities for revenue-generating services that help businesses and consumers.

    We changed our reporting segments in fiscal year 2001 to Products and Services from Service Provider Networks and Microelectronics and Communications Technologies in fiscal year 2000. The Products segment provided public networking systems and software to telecommunications service providers and public networks around the world for applications in communications and computing industries. The product lines within this segment were: (1) switching and access; (2) optical networking; (3) wireless; and (4) optical fiber. The Services segment, Lucent Worldwide Services ('LWS'), included the full life cycle of planning and design, consulting and integration support services as well as network engineering, provisioning (i.e., allocating data transmission or bandwidth capacity), installation and warranty support. In fiscal year 2001, our research and development activities continued to be conducted through Bell Labs. As discussed in 'Our Resulting Organization,' in July 2001, we announced our decision to further reorganize our business and corresponding reporting segments. Beginning in fiscal year 2002, our two reporting segments, representing how we will manage our business, will be Integrated Network Solutions ('INS'), targeting wireline customers, and Mobility Solutions ('Mobility'), targeting wireless customers. LWS will support our INS and Mobility segments in fiscal year 2002.

MARKET ENVIRONMENT

    The global communications networking industry experienced a very challenging period in calendar 2001, during which business activity contracted. We believe that approximately 50 large global service providers of telecommunications and data services account for 70% of all amounts spent on equipment and services in this industry during calendar 2001. We have relationships with all 50 service providers and work closely through contracts and other arrangements with approximately 30 of these providers.

    Due to the recent global economic slowdown, our service provider customers are facing slowing revenue growth, reduced access to capital and the need to carefully manage their cash flow and profitability. In response to these challenges, service providers are reducing capital expenditures and rethinking their plans to expand their networks. They are refocusing their capital investment on projects that can most directly contribute to their revenues.

    Service providers are also responding to these challenges by refocusing their businesses. For example, large established service providers such as Verizon Communications Inc. ('Verizon') have realigned their businesses through spin-offs and internal restructuring to focus on either the wireless market (in Verizon's case, through Verizon Wireless Inc.) or the wireline market (in Verizon's case, through Verizon Communications). These refocused service providers are consolidating and globalizing within their chosen segment to gain scale and geographic diversity. In this new environment, large, established and global service providers appear to be in the best position to succeed.

OUR STRATEGY

    In light of the changes in the market environment described above, we reorganized our businesses to become more focused and better positioned to capitalize on market opportunities. To match the realignment of our customers' businesses, we are restructuring our reporting segments into distinct wireline
(INS) and wireless units (Mobility), and have begun to target the large service providers in each segment, which we believe offers us the best opportunity for future growth and stable revenue. We believe our business structure along customer lines -- wireline and wireless -- will enable us to better serve and anticipate the needs of our large service provider customers.

    We strive to have our customers regard us as their partner of choice for providing communications and data equipment and services. We seek to differentiate ourselves along five key dimensions. First, we intend to promote an architectural and design principle across our product portfolios, which we call Service Intelligent'TM' network architecture, to address the key challenges that service providers are facing -- managing network costs and complexity, exploiting revenue opportunities and maintaining reliability. Second, within this common architecture we expect to develop and maintain a broad portfolio of products targeted at the world's largest service providers. Third, we intend to offer one of the industry's most complete network management systems and most extensive services capabilities to integrate and manage networks. Fourth, we plan to use our global capability and experience to design our products, software and services to address our customers' global business problems. Fifth, we intend to maintain one of the largest and most productive in-house research and development programs focused on the world's largest service providers.

    We expect to prioritize sales and marketing, product development, services and supply chain resources to meet the global needs of the world's largest service providers. In fiscal year 2001, we initiated actions to follow the geographic footprint of our large service provider customers around the world to the approximately 20 core countries in which these customers do business. Our sales force will also pursue business with other service providers in these 20 countries when opportunities arise. We expect to serve customers selectively in countries that are adjacent to these countries drawing upon the infrastructure from the core countries. For countries that do not fit those criteria, we are planning to develop 'strategic relationships' with third party agents, so that we can continue to service customers without utilizing our direct resources. With this new model, our goals are to eliminate costs from our business, speed-up our decision making by reducing the number and distance of people involved in the decisions and shift to the most profitable, long-term systems and development projects. We are also moving from a geographically organized sales force that served the customers of our entire Products segment to two smaller sales forces, one primarily dedicated to the needs of INS (wireline) customers and the second primarily dedicated to the needs of Mobility (wireless) customers, in order to better address our customers' requirements.

    We expect that revenues for fiscal year 2002 will be less than the revenues for fiscal year 2001 as a result of the sale of a significant portion of our optical fiber business on November 16, 2001, other dispositions we may undertake in fiscal year 2002, our new strategic direction that focuses on large service providers, and the continued uncertainty in the global telecommunications market. However, if the global communications networking market does not improve or improves at a slower pace than we anticipate or if we do not achieve the benefits we seek from our restructuring program and change in strategic direction, our revenues may be lower than we expect.

OUR RESTRUCTURING PROGRAM

    Fiscal year 2001 was a transition year for us in which we eliminated many duplications in marketing functions and programs and centralized our sales support functions to utilize our resources for the opportunities that we currently believe to be the most profitable for us -- the large service provider market. We evaluated our manufacturing operations and assessed our use of contract manufacturers and decided to eliminate certain of our manufacturing facilities and make greater use of contract manufacturers. We assessed virtually every aspect of our product portfolio and associated research and development ('R&D'), made decisions based on the needs of our largest service provider customers, deployed our resources to meet those needs and then streamlined the rest of our operations to support those reassessments. We eliminated some marginally profitable or non-strategic lines; merged certain technology platforms; consolidated development activities; and eliminated management positions, which resulted in reduced associated product development costs. We sold the assets relating to a number of product lines whose products did not support our large service provider customers or our strategy. In following our customers, we initiated actions to close facilities and reduce the work forces in approximately 40 of the approximately 60 countries in which we operated at the end of fiscal year 2000.

PHASE I OF OUR RESTRUCTURING PROGRAM

    On January 24, 2001, we announced Phase I of our restructuring program to exit certain nonstrategic product lines and to streamline our cost structure in various business and corporate operations. This program included plans to reduce our work force by approximately 10,000 employees, reduce our expense run rate by $2.0 billion on an annual basis by the end of fiscal 2001, reduce the accounts receivable and inventory portion of our working capital from their 2001 first fiscal quarter levels (determined by excluding the effect of non-cash charges and asset securitizations, and normalized for the change in quarterly sales) by approximately $2.0 billion by the end of fiscal year 2001 and reduce our actual capital spending versus our initially forecasted capital spending by $400 million in fiscal year 2001.

    We achieved or exceeded our Phase I restructuring goals. As targeted, we reduced our annual operating expense rate in fiscal year 2001 by over $2.0 billion through employee reductions, product rationalizations, and decreased spending. We reduced working capital by approximately $3.0 billion, exceeding our original target of $2.0 billion through more aggressive management of inventory and accounts receivables across all product units. We reduced capital spending to approximately $1.4 billion for fiscal year 2001, representing a $500 million decline from the prior fiscal year. We eliminated 10,500 work force positions by the end of July 2001.

    Phase I of our restructuring program resulted in business restructuring charges of approximately $2.7 billion in the second fiscal quarter of 2001 and $684 million in the third fiscal quarter of 2001.

    In June 2001, we expanded our restructuring program by offering a voluntary retirement program to approximately 13,000 eligible employees (not including the employee reductions identified above). More than 8,500 employees accepted our early retirement offer in July 2001.

PHASE II OF OUR RESTRUCTURING PROGRAM

    In response to the decline of the telecommunications industry, on July 24, 2001, we announced that we had developed a proposed Phase II to our restructuring program. Because implementation of Phase II required modification to the covenants contained in our credit facilities, we obtained the approval of lenders under our credit facilities for the amendment of our credit facilities in August 2001. See 'Liquidity and Capital Resources
-- Liquidity -- Credit facilities' under 'Management's Discussion and Analysis,' filed as part of this report.

    We anticipate that Phase II of our restructuring effort will further reduce annual operating expenses by an additional $2.0 billion, generate an additional $1.0 billion reduction in working capital, reduce our capital spending rate by an additional $750 million and further reduce our work force by an additional 15,000 to 20,000 employees worldwide. If we determine that market and industry conditions warrant it, we may further realign our resources and reduce our work force prior to completion of Phase II of our restructuring program.

    Our restructuring actions related to Phase II in fiscal year 2001 resulted in a business restructuring charge of $8 billion, recorded in the fourth fiscal quarter of 2001.

    We currently expect to complete Phase II of our restructuring program by the end of fiscal year 2002. If implemented in the manner and on the timeline we intend, we also expect to realize its full benefits by the end of fiscal year 2002. However, we cannot assure you that our restructuring program will achieve all of the expense reductions and other objectives we anticipate or on the timetable contemplated because our ability to achieve our goals will depend upon a number of conditions, some of which are outside our control. In addition, the restructuring program may have other unanticipated adverse effects on our business. Because our restructuring program involves realigning our businesses and sales forces, it may be disruptive to our customer relationships. Furthermore, since a small number of large service providers will account for an even greater percentage of our revenues after these restructuring actions, decreases in spending by these large service providers, if greater than we expect, will have an adverse effect on our revenues.

    As a result of Phase I and Phase II of our restructuring program, we recorded charges during fiscal year 2001 associated with voluntary and involuntary employee separations totaling approximately 39,000 employees, including 8,500 related to the voluntary retirement offer. As of September 30, 2001, approximately 23,700 of these employees had been terminated. In addition, 5,300 of employee separations since December 31, 2000, not included in the above amounts, were achieved through attrition and divestiture of businesses. The majority of the remaining employee separations are expected to be completed by the end of the second fiscal quarter of 2002.

DISCONTINUED OPERATIONS

    On December 29, 2000, we completed the sale of our power systems business. On April 2, 2001, Agere Systems Inc. ('Agere'), our microelectronics business, completed an initial public offering ('IPO') of 600 million shares of common stock, resulting in net proceeds of $3.44 billion to Agere. In addition, on April 2, 2001, Morgan Stanley & Co. Incorporated exercised its overallotment option to purchase an additional 90 million shares of Agere Class A common stock from us. After the exercise of the overallotment option by Morgan Stanley, we owned 57.8% of Agere common stock. If we satisfy certain conditions and terms under our credit facilities, we intend to spin-off Agere through a tax-free distribution to our shareowners. Accordingly, our financial statements, filed as part of this report, for all periods presented reflect Agere and the power systems business as discontinued operations. Agere is a separately traded public company that files its own reports with the SEC.

    Agere designs, develops and manufactures integrated circuits for use in a broad range of communications and computer systems and optoelectronic components for communications networks. Agere is the world leader in sales of communications components, which include both integrated circuits and optoelectronic components. Communications components are basic building blocks of electronic and photonic products and systems for terrestrial and submarine, or undersea, communication networks and for communications equipment.

    In fiscal year 2001, Agere had two principal businesses: Integrated Circuits and Optoeletronics. Integrated circuits, or chips, are made using semiconductor wafers imprinted with a network of electronic components. They are designed to perform various functions such as processing electronic signals, controlling electronic system functions and processing and storing data. Agere's Integrated Circuits business also includes wireless local area networking products, which facilitate the transmission of data and voice signals within a localized area without cables or wires. Agere's Optoelectronics business includes its optoelectronic components operations, including both active optoelectronic and passive optical components. Optoelectronic components transmit, process, change, amplify and receive light that carries data and voice traffic over optical networks.

    Our separation agreement with Agere provides that if the Agere distribution were not completed on or before September 30, 2001, we would complete the Agere spin-off as promptly as practicable following our satisfaction or waiver of all conditions of such agreement. This agreement also provides that we may terminate our obligation to complete the distribution if, after consultation with Agere senior management, our board of directors determines, in its sole discretion, that the distribution is not in the best interests of us or our shareowners. Recent amendments to our credit facilities, completed on August 16, 2001, have delayed our ability to complete the spin-off. We remain committed to completing the process of separating Agere from our company, and we intend to move forward with our distribution of the shares of Agere stock in a tax-free spin-off to our shareowners. However, we cannot assure you that the conditions to our obligation to complete the distribution will be satisfied by a particular date or that the terms and conditions of our indebtedness will permit the distribution by a particular date or at all. See 'Agere Spin-Off Update' under 'Management's Discussion and Analysis,' filed as part of this report.

    In connection with the intended spin-off of Agere, we entered into a Microelectronics Product Purchase Agreement that governs the purchase of goods and services by us from Agere. Under this agreement, we committed to purchase at least $2.8 billion of products from Agere over a three-year period beginning February 1, 2001. In limited circumstances, our purchase commitment may be reduced or the term may be extended. For the period February 1, 2001 through September 30, 2001, our purchases under this agreement were $325 million. We are currently discussing with Agere ways to restructure our obligations under the agreement.

DISPOSITIONS AND OTHER MATTERS

    As a result of our plan to expand our use of contract manufacturers, we sold our manufacturing operations in Oklahoma City, Oklahoma and Columbus, Ohio to Celestica Corporation on August 31, 2001. Upon closing of the sale, we entered into a five-year supply agreement with Celestica to be the primary manufacturer of our switching and access and wireless networking products. We are evaluating our remaining manufacturing facilities to determine if their number and capabilities support our new business model and may take action in the future with respect to one or more of these facilities.

    On November 16, 2001, we completed the sale of a significant portion of our optical fiber business to The Furukawa Electric Co., Ltd. Excluded from the sale completed on November 16, 2001, were our interests in two Chinese joint ventures -- Lucent Technologies Shanghai Fiber Optic Co., Ltd. and Lucent Technologies Beijing Fiber Optic Cable Co., Ltd. -- which we agreed in July 2001 to sell to Corning Incorporated. The sale to Corning, which is subject to U.S. and foreign governmental approvals and other customary closing conditions is expected to close by the end of the first calendar quarter in 2002. The optical fiber business designed, developed and manufactured an extensive line of fiber optic products, including singlemode and multimode fiber and fiber cables. With 12 cable manufacturing facilities around the world, the optical fiber business is one of the world's leading suppliers of optical fiber cables.

OUR RESULTING ORGANIZATION

    In July 2001, we announced the realignment of our segments to focus on distinct customer segments: an INS segment, focusing on wireline, and a Mobility segment, focusing on wireless service providers. We are consolidating sales, marketing, product development, services, product management and offer management and general profit and loss responsibilities within each of these two customer segments. In fiscal year 2002, the INS segment and the Mobility segment will become separate reporting segments. Both our INS segment and our Mobility segment will offer a broad array of our products to distinct types of customers. Because of the differences in the businesses of customers that each of INS and Mobility will target, we expect that INS will primarily sell and service switching and access and optical networking products to our wireline customers while Mobility will primarily sell wireless products to wireless service providers.

    We will support these two new segments through a number of central organizations, including LWS. Manufacturing and supply chain functions have been consolidated into a single global Supply Chain Networks organization that manages the materials and activities necessary to produce and deliver products and services to our customers. Our corporate headquarters support functions and Bell Labs will also support both segments and work with our customer teams in presenting our offerings to our customers.

    We announced our Service Intelligent network architecture in January 2001. Service Intelligent network architecture is a design and architectural principle through which we intend to enhance our products and services in both our INS and Mobility segments. The strategy arose from our belief that, in order to be successful in the future, service providers will need to move beyond simply delivering

Internet connections, broadband transmissions (the high speed delivery of multiple voice, data and video signals) and Internet Protocol ('IP') services. To enhance customer loyalty and command premium prices, service providers will have to offer additional business-quality customized IP services to their customers, such as the ability to manage traffic problems and address shortages of space and prevent unauthorized access to a network caused by increased use of the Internet.

    Service Intelligent network architecture involves three key elements:

    - Employing service intelligence in networks. This means designing products with an underlying capability ('intelligence') that enables them to make choices and learn or adapt through experience. We are designing products that, among other things: (1) make decisions about the routes they direct transmissions to take over a network by reference to factors such as transmission speed and cost; (2) adjust the bandwidth available to a particular network user at any one time in response to that user's network usage patterns; and (3) diagnose their own faults and fix those faults or alleviate the effect they have on their network.

    - Using MultiProtocol Label Switching ('MPLS') within or between network layers. MPLS is a standard protocol or procedure for regulating the transmission of data that has traditionally provided for the designation, routing, forwarding and switching of transmissions through a network. In implementing our Service Intelligent network architecture, we are designing products that use MPLS in a new way -- to signal within and between network layers to enable different components of a network to quickly communicate information to each other. Applications of our enhanced use of MPLS include products which can store a large amount of information concerning the preferences of a network user or a group of network users (e.g., the employees of a company) so as to allow customized services to be provided to them in an efficient manner.

    - Delivering unified network management, which means allowing the operator of a network to provision (allocate data transmission or bandwidth capacity), monitor and isolate faults in a network and perform other network management tasks from a single console.

    For example, Service Intelligent network architecture could be deployed in a virtual private network ('VPN'). A VPN is a network that has the appearance and function of a private network (a network in which data is transmitted within the network over dedicated private lines that are not shared with other unrelated users). A Service Intelligent VPN would allow an employee to access his or her employer's computer system over the Internet and enjoy individual user and application recognition features and network security levels that are more characteristic of networks that are accessed by dialing-up over dedicated private lines. Because Service Intelligent VPNs would allow private networks to be utilized within a public network, service providers' customers would be able to achieve savings by outsourcing many computer network functions to their service providers (e.g., firewall protection which is the filtering of information transmitted into a network to ensure the data being transmitted does not breach the network's security -- for example, by transmitting a computer virus which could disrupt the network) and sharing public transmission lines which, because they are shared, can be utilized more efficiently than dedicated private lines.

    We are working to harness Service Intelligent network architecture capabilities within our existing products, software and services and to design new products, software and services which will enable a service provider to offer services, such as VPNs, to their customers that are customized to individual customer needs and which can be differentiated from the services offered by other service providers. At the same time, we recognize the needs of service providers to manage network costs and complexity and improve network reliability, so that part of our overall design strategy is to create products and services that address these needs.

INTEGRATED NETWORK SOLUTIONS (INS) SEGMENT

    INS focuses on global, wireline service providers, including long distance carriers and both traditional local telephone companies and internet service providers. By forming a single segment that concentrates on large wireline service providers, we aim to fine tune our effectiveness with these wireline service provider customers and better position ourselves to meet their product and services needs. INS plans to provide offerings comprised of a broad range of switching and access and optical networking products. INS' offerings will include service offerings provided by LWS and may include products, software and services provided through original equipment manufacturers and our co-marketing and strategic alliances with other businesses. In response to the needs of its wireline customers, the INS segment will also offer wireless-oriented circuit and packet switching and network management products.

SWITCHING AND ACCESS PRODUCTS

    Primarily used for voice communications, switching is a networking technology that uses switches to transmit or 'switch' communications and data from one location to another within the network. Access products provide a means of entry or an ability to connect to the Internet, within the networks, for work-related applications and information, and to other networks.

    Circuit switching has been used in telephone networks for decades. In a traditional 'circuit-switched' telephone call, the telephone network creates dedicated connections so that the person placing the call can communicate with the person receiving the call. When the call is placed, the network determines a path for the call and all communications during that call are transmitted over that path. The telephone line and other network resources are then dedicated to that particular call and cannot be used for any other purpose or any other call.

    Packet switching is a more recent technology that allows the resources of a network to be utilized more efficiently. With a 'packet-switched' telephone call, the originator's speech is chopped up into small segments (called packets) of information. Packets are then sent independently of one another over different paths through the network from the originating end of the call to the destination. At each step along the way, the network can determine the 'next step' that a particular packet should take. As all the packets arrive at the destination, they are re-assembled into coherent speech and delivered to the listener.

    Packet switching has an advantage over circuit switching in that it allows calls to share network resources because a 'path' is not dedicated to a call as in circuit switching. However, packet switching can have lower transmission quality than circuit switching -- some packets may get delayed in transit and never get reassembled, creating gaps in the conversation. Also, the act of chopping speech into small packets can degrade the quality of the speech.

    We aim to assist our customers in the transition to the next generation of networks. Our 'circuit-to-packet' offerings are based on delivering products that can take advantage of the benefits of packet technology without sacrificing the quality of circuit switching. Using our experience in ultra-high quality circuit switching, coupled with the packet research and technologies available through Bell Labs, our goal is to help service providers evolve their current networks while maintaining customer satisfaction and quality.

    For example, a product which continues to be key to our circuit-to-packet strategy is the 5ESS'r' Switch. In addition to supporting the traditional telephone services, the 5ESS Switch is a multi-service, software-based, packet-ready switching system designed to meet the changing needs of wireline and wireless communications service providers. The 5ESS Switch converges older circuit switching technologies with new packet switching technology and can deploy virtually all types and combinations of services from a single platform including wireline, wireless, voice and data. For our existing customers, we expect to continue to support the 5ESS-based switching center and provide a transition to the new Softswitch-based solution for IP over voice services.

    Our 7R/E'r' IP Business Services is another circuit-to-packet product. It is an Internet protocol Centrex product that allows service providers to provide business-quality voice communications as well as data and other services to enterprise customers (i.e., small, medium and large business customers) within a packet environment without these end users' having to invest in their own telephone system.

    Multiservice switches allow service providers to offer multiple services, such as voice, data and video over one network. With multiservice switches, service providers can offer asynchronous transfer mode (a mode which allows the transportation of varying kinds of traffic whether voice, video or data) and frame relay, which allows a network to use information packets of varying lengths, depending on the type of transmission. Our next generation core multiservice switch, planned for release in calendar year 2002, is the TMX 880 Multiservice Xchange Switch'TM'. The TMX 880 switch is anticipated to offer service providers an economical solution for increasing network capabilities, efficiency, and speed. Our IP service products give customers the ability to deliver new, high quality IP, advanced security, managed bandwidth, merged voice and data and the delivery of content.

    We offer a variety of access products, including edge access products, which are usually the first point of interface with the service provider's network (the 'edge' refers to the entry, or access point, into a service provider's network). An example of an edge access product is the MAX TNT'TM', a multiprotocol wide area network access switch which enables telephone carriers, service providers, corporations and major network providers to offer a variety of access services such as analog, ISDN (Integrated Services Digital
Network -- which provides simultaneous voice and high-speed data through a single phone line) and high-speed leased lines from a single product. An example of another product that works in conjunction with our edge access product offerings is the Lucent SoftSwitch. The Lucent SoftSwitch is our second generation SoftSwitch product that is designed to help carriers address data offload and voice transmission over packet connectivity in their long distance networks. The SoftSwitch provides call control, signaling, routing, and billing information by collecting information (e.g., duration, and telephone numbers) for individual telephone calls and combines them for delivery to a billing system. This aggregated information allows service providers to introduce revenue-generating services at a centralized level.

    Broadband access products enable service providers to offer voice and data services to the farthest reaches of their voice and data networks. Broadband refers to the increased speed and capacity of the transmission. The following two products are examples of the broadband access products we offer:

     AnyMedia'r' Access System -- a family of access products -- enables service providers to connect customers to their networks over a wide range of narrowband and broadband connections or interfaces. Narrowband interfaces include traditional telephone services, coin telephone, voice circuits, fax and data modems and a variety of special services. Broadband interfaces operate at a higher speed than narrowband interfaces and include IP and video services. This system delivers services through 'plug and play' application packages that enable a service provider to match the services offered to market demand, and change them at virtually anytime.

     Stinger'r' DSL Access Concentrator -- a family of call aggregation (collection) devices -- are designed for large dial-in applications such as those operated by Internet service providers. These products combine analog and digital calls over channelized lines. The Stinger'r' DSL Access Concentrator offers features that the asynchronous transfer mode brings to multi-service networks, including effective bandwidth management and high availability.

OPTICAL NETWORKING PRODUCTS

    Our optical networking products include laser-based transmission systems that transport information between and among switches and other network components by release of light particles. Optical networking is made possible by photonics, a technology that uses light particles, or photons, to transport information over hair-thin glass fibers. These systems include core backbone (the central portion of network equipment) high capacity systems as well as lower capacity metropolitan (local carrier) systems.

    Core optical networking systems expand and speed optical signals over fiber cable for the 'core' or central portion of the network of a service provider and allow these customers to increase the amount of traffic transmitted over their fiber optic networks. The core network equipment is responsible for moving voice and data traffic from origin to destination and connecting radio base stations to the public voice and data networks.

    The portfolio of core optical networking products includes: (1) WaveStar'r' Bandwidth Manager, a system used in central offices both to create and to move traffic (it is, in effect, an electrical to optical cross-connect system);
(2) LambdaUnite'TM', our third generation ring system that is intended for the smaller central office of service providers and can be used in both metro and inter-office applications and 'unites' or integrates traffic from the edge of the network into the core network; and

(3) WaveStar'r' Lambda Router'TM' Switches, a family of large-scale fully optical switches in commercial deployment that uses small (diameter of a human hair) mirrors to move light from one fiber to another.

    Metro optical networking systems, another group of optical networking products, are designed to aggregate and increase the use of fiber optic systems for both voice and data traffic for local carriers or networks located in metropolitan areas. This family of optical networking products provides service providers with fast, efficient information transport over fiber optic lines. Products include: Metropolis'TM' DMX/DMXpress, which aggregates both voice and data traffic in the local portion of the network; and Metropolitan EON DWDM Systems designed to solve the problem of optic fiber exhaust (overuse) in city or regional applications.

MOBILITY SEGMENT

    Focusing on the 30 largest global wireless service providers, Mobility will become a separate reporting segment in fiscal year 2002. Mobility offers products to support the needs of its customers for radio access, core networks, network management and application and service delivery products. Mobility will also tap strengths across product lines, including our optical networking and switching and access product lines and services provided by LWS, and will draw upon products, software and services provided by third parties.

    Mobility's products and services for its wireless customers encompass all of the major wireless mobile network standards, including Advanced Mobile Phone Service ('AMPS'), an analog technology that uses FM radio channels, Time Division Multiple Access ('TDMA'), Global Systems for Mobile Communications ('GSM') and Code Division Multiple Access ('CDMA'). We provide these mobile systems throughout the world and in a variety of frequency bands assigned to mobile communications. Mobility's offerings are scalable (i.e., can be made larger or smaller without undue cost increases) and are therefore compatible with the larger telecommunications environments of today, yet are able to evolve into next generation networks.

    Mobility's emphasis is providing the equipment and services necessary for its customers to evolve from their current second generation ('2-G') technology and implement third generation ('3-G') spread spectrum technologies which include CDMA2000 and Universal Mobile Telecommunication Systems ('UMTS')*. We believe spread spectrum technologies will allow service providers to: offer enhanced voice capacity and improved internet access, facilitate the provision of sophisticated high speed data, wireless applications and reach new users, such as mobile professionals from Fortune 500 companies with data services. In order for wireless service providers to succeed, we believe that they will have to provide voice capacity at extremely low cost in a spectrum-efficient manner and penetrate the high-speed wireless data market for enterprise customers, such as the largest Fortune 500 customers.

    The 2-G technologies utilized by service providers currently include GSM, TDMA and cdmaOne. CdmaOne is a digital technology that allows multiple users to share radio frequencies at the same time without interfering with one another. A telephone or data call is assigned a unique code that distinguishes it from others since signals move along different frequencies. GSM, most commonly used in Europe and other countries, is a type of TDMA system, using a different protocol. TDMA systems operate by dividing a single channel into a number of timeslots. Each user gets to use only one of every few slots. First, a small amount of the voice conversation of one user is transmitted, and then the second, the third, and so forth until all users on one channel have transmitted that initial portion of their voice conversation when the cycle repeats. Systems based on these 2-G technologies provide digital, voice and data communications but generally cannot offer the high speed services in a spectrum-efficient manner that a 3-G spread spectrum technology is expected to provide.

    The International Telecommunications Union, an international standards body that operates as part of the United Nations, has been instrumental in promulgating a vision of 3-G that embraces a wide variety of spread spectrum technologies, a technology we have helped to develop. Based on variations of CDMA, these spread spectrum technologies distribute radio signals over a wide range of frequencies and then collect them onto their original frequencies at the receiver. We have already brought to market

---------
* UMTS is a trademark of the European Telecommunications Standards Institute.

CDMA spread spectrum CDMA2000-networks in North America and expect to supply UMTS networks in Europe and Korea in the near future. However, we cannot assure you that the spread spectrum technologies on which we have chosen to focus will become the dominant standards for 3-G wireless networks in the future. Some of our competitors invest heavily in GSM, a technology in which we have decided not to invest heavily in the future.

    Leveraging our products and services across our portfolio, our Mobility product offerings include:

BASE STATIONS PRODUCTS

    Base stations provide the radio link that transmits and receives cellular subscriber calls and manages handoffs as customers move from cell (the area in which calls are handled by a particular base station) to cell. Each radio base station covers a specific geographic area with a capacity to handle a certain amount of subscriber traffic. Typically, base station equipment represents a significant portion of the capital equipment cost of a mobile operator.

    Our family of Flexent'TM' Base Station products supports virtually all major radio access technologies (AMPS, TDMA, CDMA, GSM and UMTS). While we will continue to sell AMPS, TDMA and GSM radio equipment to existing customers, Mobility has made a strategic decision to focus on spread spectrum technologies, such as CDMA and UMTS, in the future.

    The Flexent OneBTS Base Station is the newest member of our base station family, supporting CDMA and UMTS technologies, and will be the primary platform that we offer for UMTS network deployments. The Flexent OneBTS base station addresses the form, fit and function of future assemblies in a modular fashion so that current investment is not likely to be lost as the cell evolves to include expanded capacity in wireless voice and/or data transmissions.

CORE NETWORK EQUIPMENT

    The core network equipment is responsible for connecting radio base stations to the public voice and data networks. The primary element of the core network for voice traffic is the mobile switching center ('MSC'). MSCs provide the transfer of calls within the wireless network and interface to the public switched telephone networks. The majority of these voice and packet data core network products are provided by the INS segment. See 'Integrated Network Solutions (INS) Segment' for more details on these products.

    Our 5ESS-2000 Switch has advanced switching, signaling and administrative capabilities to deliver cost-effectively the standard mobile switching center functionality. It is a multipurpose, flexible modular platform capable of supporting both wireline and wireless telecommunications applications. For our existing wireless customers, we expect to continue to support the 5ESS-based mobile switching center and provide a graceful transition to the new Softswitch-based solution for IP over voice services.

    Our Softswitch-based 3-G MSC provides integrated voice and data services that use open application programming interfaces (applications for which the code is published), enabling providers to create new innovative services for the mobile Internet.

    For new data oriented services, we are delivering Packet Data Gateways (GGSN/PDSM) based on the Springtide 7000'r' IP Services Switch. This platform enables wireless service provides to create secure connections for enterprise data systems.

NETWORK MANAGEMENT PRODUCTS

    Operations and maintenance centers (which are essentially software systems) allow for the service provider's provisioning, diagnostics and administration of its wireless networks. Our Mobility segment will be utilizing the Navis'TM' network operations platforms from INS to provide these products.

APPLICATIONS AND SERVICE DELIVERY PRODUCTS

    The MiLife'TM' Applications Platforms allow a wireless service provider to easily introduce personalized mobile services. These platforms are used to support mobile applications and services developed by us and by third parties.

COMPETITION

    The global communications networking industry is highly competitive. Our current principal competitors include Alcatel, Alsthom S.A., CIENA Corporation, Cisco Systems, Inc., LM Ericsson Telephone Company, Fujitsu Limited, Motorola Inc., Nokia Corporation, Nortel Networks Corporation, Siemens AG and NEC Corporation. Some of our competitors, such as Alcatel, Cisco and Nortel, compete across many of our product lines, while others do not offer as wide a breadth of products and services as we do.

    We expect that the level of competition on pricing and product offerings will intensify as industry participants seek to strengthen their relationships with large service providers and as our industry undergoes consolidation. Additional factors that could impact on our ability to compete successfully in our industry include:

   - the quality, performance, reliability and market acceptance of our products;

   - market acceptance of our competitors' products;

   - efficiency and quality of the production and implementation of our products;

   - our ability to develop appropriate technologies and introduce new products and services and value added features on a timely basis;

   - our ability to provide or secure customer financing in certain emerging U.S. and non-U.S. markets; and

   - our customer support and reputation.

    We cannot assure you that we will be able to compete successfully against current or future competitors. We believe we are currently among the top suppliers of products and services to global wireline and wireless service providers; however, a number of our existing competitors are very large companies with substantial technical, engineering and financial resources and brand recognition. In addition, we may from time to time face new competitors, including entrants from the telecommunications, computer software, data networking and semiconductor industries. These competitors may be able to offer lower prices, additional products or services or other incentives that we cannot match or do not offer. They may also be in a stronger position to respond quickly to new or emerging technologies and to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to our potential customers, employees and third party agents.

LUCENT WORLDWIDE SERVICES (LWS)

    During most of fiscal year 2001, LWS was reported as a separate segment, integrating all of our service capabilities. In fiscal year 2002, those LWS services and personnel dedicated to wireline customers will be reported as part of the INS segment, and services and personnel supporting wireless customers will be reported as part of the Mobility segment. Through these segments, we will continue to provide a comprehensive array of professional services to communications service providers worldwide. These services span the full life cycle of planning, design, consulting and integration support services as well as network engineering, provisioning, installation and warranty support, operations and technical support and allow communications companies to plan, build and manage their networks and transform their networks into Service Intelligent networks.

NON-U.S. OPERATIONS

    Despite the anticipated closing of many of our non-U.S. facilities and the reduction of our non-U.S. work force, we will continue to have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. See 'Lucent Restructuring Program.' For fiscal year 2001, we derived approximately 35% of our revenues from sales outside the United States. We manufacture a significant portion of our products outside the United States and are dependent on international suppliers for many of our parts. However, because we intend to continue to pursue focused growth opportunities in carefully delineated markets outside the United States, we will continue to be subject to the risks inherent in doing business in foreign countries. In many non-U.S. markets, long-standing relationships between our potential customers and their local providers and protective regulations, including local content requirements and type approvals, create barriers to our entry; reversals or delays in the opening of non-U.S. markets to new competitors could adversely affect our ability to capitalize on the opportunities in these markets. Also, pursuit of non-U.S. opportunities may require us to make significant investment for an extended period before returns on such investment, if any, are realized. Such projects and investments could be adversely affected by difficulties in protecting intellectual property, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation, and other factors, depending on the country in which such opportunity arises.

BELL LABS

    Our INS and Mobility segments are supported by the technological expertise provided by Bell Labs, one of the world's largest research and development organizations focused on the needs of large service providers. Bell Labs provides basic and applied research and development support for our business. Most of its technical personnel are part of the segments they support. Bell Labs' mission is to develop technically advanced products and services that will keep us at the forefront of communications, to conduct fundamental research in scientific fields important to communications and to create innovations that can be put to use in our new communications products and services. Bell Labs currently receives about four patents each day. Bell Labs' R&D activities continue to focus on the technologies we view as central to our business strategy: software, network design and engineering, network services, photonics, data networking and wireless/cellular. Bell Labs also has led in the development of software-based networking technologies that support our systems and products.

    Bell Labs has made significant discoveries and advances in communications science and technology, software design and engineering and networking. These contributions include the invention of the transistor and the design and development of integrated circuits, many types of lasers and recently, molecular-scale transistors. In molecular-scale transistors, single molecules are responsible for the transistor action -- switching and amplifying electrical signals.

    Bell Labs has become smaller as we reorganized or divested various businesses, such as Agere, Avaya and our power systems business. Bell Labs' researchers and developers associated with those businesses were relocated to work with the new companies. At the same time, certain areas of R&D work grew. For example, Bell Labs increased its work on technologies to further the development of Service Intelligent network architecture.

SUPPLY CHAIN NETWORKS

    Supply Chain Networks manages our end-to-end supply chain and supplier activities needed to produce and deliver our products and services to our global service provider customers. Supply Chain Networks' functions include: supporting our go-to-market business model, managing our contract manufacturers and partnering with our internal R&D and segment product management groups to expedite delivery of our products and services.

CORPORATE HEADQUARTERS

    Our reporting segments draw upon centrally managed but locally deployed corporate support groups that include cash management, legal, accounting, tax, insurance, public relations, insurance, advertising, human resources and data services.

BACKLOG

    Our backlog, calculated as the aggregate of the sales price of orders received from customers less revenue recognized, was approximately $4.3 billion and $8.7 billion on September 30, 2001 and 2000, respectively. Of these amounts, approximately $600 million and $1.9 billion at September 30, 2001 and 2000, respectively, was attributable to Agere, which has been reported as a discontinued operation. Approximately $4.1 billion, of which $444 million relates to Agere, of the orders included in the September 30, 2001 backlog are scheduled for delivery during fiscal year 2002. However, all orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, customers may be able to cancel some orders without penalty, and we may elect to permit cancellation of orders without penalty where management believes that it is in our best interest to do so. In addition, some customers may become unable to pay for or finance their purchases as a result of a deterioration in their financial positions.

SOURCES AND AVAILABILITY OF COMPONENTS AND MANUFACTURING

    We make significant purchases of components and other materials from many U.S. and non-U.S. sources. While there have been some shortages in components and some other materials, we have generally been able to obtain sufficient materials and components from sources around the world to meet our needs, although there may be temporary delays. We also develop and maintain alternative sources for essential materials and components. We do not have a concentration of sources of supply of materials, labor or services that, if suddenly eliminated, could severely impact our operations. The transition of manufacturing operations to several contract manufacturers may cause a concentration in fiscal year 2002.

SEASONALITY

    Our revenues and earnings have not followed a consistent pattern and have not been materially seasonal.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY RIGHTS

    In connection with our separation from AT&T in 1996, we were assigned ownership of the majority of AT&T's patents, entered into a cross-licensing agreement with AT&T and NCR Corporation ('NCR,' a subsidiary of AT&T which conducted AT&T's transaction-intensive computer business and was spun off by AT&T in December 1996) and were given rights, subject to specified limitations, to pass through to our customers certain rights under approximately 400 patents retained by AT&T. See 'Separation Agreements -- AT&T -- Technology licenses and related matters.' From October 1, 1997 to September 30, 2001, we were issued approximately 4,500 patents in the U.S. As a result of certain divestitures, as indicated below in 'Separation Agreements,' we now own approximately 6,700 patents in the U.S. and 11,000 patents in foreign countries. The foreign patents are, for the most part, counterparts of our U.S. patents. Many of the patents owned by us are licensed to others, and we are licensed to use certain patents owned by others.

    Our intellectual property licensing division licenses, protects and maintains our intellectual property and enforces our intellectual property rights. This responsibility includes the licensing of our patents and technology to third parties and negotiating agreements regarding our licensing of intellectual property from others.

    We market our products primarily under our own names and marks. We consider our many trademarks to be valuable assets. Many of our trademarks are registered throughout the world.

    We rely on patent, trademark, trade secret and copyright laws both to protect our proprietary technology and to protect us against claims from others. We believe that we have direct intellectual property rights or rights under cross-licensing arrangements covering substantially all of our material technologies. However, there can be no assurance that claims of infringement will not be asserted against us or against our customers in connection with their use of our systems and products, nor can there be any assurance as to the outcome of any such claims, given the technological complexity of our systems and products.

    In connection with our divestiture of Avaya in fiscal year 2000, we assigned certain patents, technology, and trademarks to Avaya. We assigned to Avaya or its subsidiaries approximately 800 issued U.S. patents and their corresponding foreign counterparts relating principally to the businesses of Avaya. We assigned to Avaya certain technology, including trade secrets, software and copyrights, principally relating to the Avaya businesses. We also assigned to Avaya several hundred trademarks principally relating to the Avaya businesses. We and Avaya each granted to the other a non-exclusive license to make and sell the products and services in which each was then or thereafter engaged. Each of us and Avaya also granted limited licenses to the other under certain specified technology existing as of October 1, 2000. There are no time restrictions applicable to Avaya's use of patents assigned by or licensed to us.

    In connection with the IPO of Agere, we and Agere executed and delivered assignments and other agreements related to patents, technology and trademarks owned by us. We assigned or exclusively licensed to Agere or its subsidiaries approximately 6,000 U.S. patents and patent applications and their corresponding foreign counterparts relating principally to the businesses of Agere. We assigned to Agere certain technology, including trade secrets, software and copyrights, principally relating to the Agere businesses. We also assigned to Agere several hundred trademarks principally relating to the Agere businesses. We and Agere each granted to the other, under the patents that each has, as well as patents issued on patent applications with a filing date prior to February 1, 2003, a non-exclusive, personal nontransferable license to make and sell all products and services in which each was then or thereafter engaged. The cross-licenses also permit each of us and Agere, subject to limitations, to engage third parties to make products for the licensee, and to pass through to licensee's customers limited rights with respect to licensee's products and services. Each of us and Agere also granted limited licenses to the other under certain specified technology existing as of January 31, 2001. There are no time restrictions applicable to Agere's use of patents assigned by or licensed to us. See Agere's Registration Statement on Form S-1/A (No. 333-51594) filed with the SEC on February 7, 2001.

RISK FACTORS

FORWARD-LOOKING STATEMENTS

    This annual report on Form 10-K and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industries in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as 'expects,' 'anticipates,' 'targets,' 'goals,' 'projects,' 'intends,' 'plans,' 'believes,' 'seeks,' 'estimates,' variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this Form 10-K, whether as a result of new information, future events, changes in assumptions, or otherwise.

    See the prospectus and reports filed by Agere with the SEC for a further list and description of risks and uncertainties related to Agere.

    The following items are representative of the risks, uncertainties and assumptions that could affect the outcome of the forward-looking statements. In addition, such forward-looking statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic and political conditions, including the global economic slowdown and interest rate and currency exchange rate fluctuations and other future events or otherwise.

   - If the telecommunications market does not improve, or improves at a slower pace than we anticipate, our results of operations will continue to suffer.

   - We may require additional sources of funds if our sources of liquidity are unavailable or insufficient to fund our operations. We cannot assure you that the additional sources of funds would be available or available on reasonable terms.

   - We incurred a net loss in fiscal year 2001 and may continue to incur net losses in the future; if we continue to incur net losses, we may be unable to comply with our debt covenants and to complete our intended spin-off of Agere.

   - Our restructuring program may not yield the benefits we expect and could even harm our financial condition, reputation and prospects.

   - We operate in a highly competitive industry. Our failure to compete effectively would harm our business.

   - A limited number of our customers account for a substantial portion of our revenues, and the loss of one or more key customers could significantly reduce our revenues and profitability.

   - We have developed outsourcing arrangements for the manufacture of some of our products. If these third parties fail to deliver quality products and components at reasonable prices on a timely and reliable basis, we may alienate some of our customers and our revenues and profitability may decline.

   - As we expand our use of third parties for contract manufacturing and distribution of our products, our inability to control or manage these relationships properly and effectively could have unintended adverse consequences to us, such as damage to our reputation, violation of local laws and regulations and increased costs to our business.

   - We have long-term sales agreements with a number of our large customers. Some of these arrangements are fixed-price contracts that could result in cost overruns, and some may require us to sell products and services that we would otherwise discontinue, thereby diverting resources away from the development of more profitable or strategically important products.

   - We are vulnerable to downturns in our customers' businesses as a result of our customer financing arrangements.

   - If we are unable to provide customer financing to our customers when appropriate, we may lose some of our customers. Our credit ratings can affect our ability to offer such financing.

   - If we fail to enhance our existing products and keep pace with technological advances in our industries or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our revenues and profitability may be adversely affected.

   - Because many of our current and planned products are highly complex, they may contain defects or errors that are detected only after deployment in communications networks; if that occurs, our reputation may be harmed.

   - Many of the products and services we offer are developed on reliance upon existing technical standards and regulations, our interpretation of unfinished standards or the lack of such standards and regulations. Rapid changes to existing regulations and standards or the implementation of new regulations upon products and services not previously regulated could adversely affect development, demand, sale and warranty of our product and services, thus increasing our costs and decreasing the demand for our products.

   - We are party to several lawsuits, which, if determined adversely to us, could result in the imposition of damages against us and could harm our business and financial condition.

    -If we are unable to protect our intellectual property rights, our business and prospects may be harmed. We may also be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.

   - Our success depends on our ability to retain and recruit key personnel.

   - We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could impact our results of operations and financial condition.

   - We are subject to environmental, health and safety laws which could increase our costs and restrict our business operations.

   - Our results of operations, working capital requirements and cash flow from operating activities can vary greatly from fiscal quarter to fiscal quarter.

   - Our revenues and profitability may be negatively impacted if the mix of our products and services become less attractive to our customers.

   - We may be unable to realize an economic benefit from our deferred tax assets which would have an adverse effect on our future results of operations.

EMPLOYEE RELATIONS

    On September 30, 2001, we had approximately 77,000 employees. Of these 77,000 employees, 69% were located in the United States. Of these domestic employees, approximately 36% were represented by unions, primarily the Communications Workers of America ('CWA') and the International Brotherhood of Electrical Workers ('IBEW'). Our current five-year collective agreements with the CWA and IBEW expire on May 31, 2003.

ENVIRONMENTAL MATTERS

    Our current and historical operations are subject to a wide range of environmental protection laws. In the United States, these laws often require parties to fund remedial action regardless of fault. We have remedial and investigatory activities under way at numerous current and former facilities. In addition, we were named a successor to AT&T as a potentially responsible party ('PRP') at numerous 'Superfund' sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ('CERCLA') or comparable state statutes. Under the Separation and Distribution Agreement with AT&T, we are responsible for all liabilities primarily resulting from or relating to the operation of our business as conducted at any time prior to or after the Separation from AT&T including related businesses discontinued or disposed of prior to the Separation, and our assets including, without limitation, those associated with these sites. In addition, under such Separation and Distribution Agreement, we are required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

    It is often difficult to estimate the future impact of environmental matters, including potential liabilities. We record an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites, which typically range from five to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third-party environmental studies and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or as circumstances change. The amounts provided for in our consolidated financial statements for environmental reserves are the gross undiscounted amounts of such reserves, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts, and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements. Although we believe that our reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in our reserves or will not have a material adverse effect on our financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at September 30, 2001 cannot be determined.

SEPARATION AGREEMENTS

AT&T

    For the purposes of governing certain of the relationships between us and AT&T (including NCR) following the Separation, in 1996 we, AT&T and NCR entered into a Separation and Distribution Agreement and related ancillary agreements (collectively, the 'Separation Agreements'). The ancillary agreements include the Employee Benefits Agreement, technology-related agreements, the Tax Sharing Agreement and other tax-related agreements. The full text of the Separation and Distribution Agreement and other ancillary agreements are exhibits to AT&T's Annual Report on Form 10-K filed on February 28, 1996.

SEPARATION AND DISTRIBUTION AGREEMENT

    Under the Separation and Distribution Agreement, we assumed or agreed to assume, and agreed to perform and fulfill all the 'Lucent Liabilities' (as defined in the Separation and Distribution Agreement) in accordance with their respective terms. Without limitation, the Lucent Liabilities generally include all liabilities and contingent liabilities relating to our present and former business and operations, and contingent liabilities otherwise assigned to us; contingent liabilities related to AT&T's discontinued computer operations (other than those of NCR) were assigned to us. The Separation and Distribution Agreement provides for the sharing of contingent liabilities not allocated to one of the parties in specified proportions, and also provides that each party will share specified portions of contingent liabilities related to the business of any of the other parties that exceed specified levels.

EMPLOYEE BENEFITS AGREEMENT

    AT&T and we entered into the Employee Benefits Agreement that governs our employee benefit obligations, including compensation and benefits, with respect to active employees and retirees assigned to us. Pursuant to the Employee Benefits Agreement, we assumed and agreed to pay, perform, fulfill and discharge, in accordance with their respective terms, certain liabilities to, or relating to, former employees of AT&T or its affiliates employed by us and our affiliates and certain former employees of AT&T or its affiliates (including retirees) who either were employed in our business or who otherwise are assigned to us for purposes of allocating employee benefit obligations (including all retirees of Bell Labs).

PATENT LICENSES AND RELATED MATTERS

    We, AT&T and NCR executed and delivered assignments and other agreements, including a patent license agreement, related to patents then owned or controlled by AT&T and its subsidiaries. The patent assignments divided ownership of patents, patent applications and their foreign counterparts among us, AT&T and NCR, with the substantial portion of those then owned or controlled by AT&T and its subsidiaries (other than NCR) being assigned to us. A small number of the patents assigned to us are jointly owned with either AT&T or NCR. Certain of the patents that we jointly own with AT&T are subject to a joint ownership agreement under which each of AT&T and us has full ownership rights in the patents. The other patents that we jointly own with AT&T, and the patents that we jointly own with NCR, are subject to defensive protection agreements with AT&T and NCR, respectively, under which we hold most ownership rights in the patents exclusively. Under these defensive protection agreements, AT&T or NCR, as the case may be, has the ability, subject to specified restrictions, to assert infringement claims under the patents against companies that assert patent infringement claims against them, and has consent rights in the event we wish to license the patents to certain third parties or for certain fields of use under specified circumstances. The defensive protection agreements also provide for one-time payments from AT&T and NCR to us.

    The patent license agreement entered into by us, AT&T and NCR provides for cross-licenses to us, AT&T and NCR, under each of the other parties' patents that are covered by the licenses, to make, use, lease, sell and import any and all products and services of the businesses in which the licensed company (including specified related companies) is now or hereafter engaged. The cross-licenses also permit each party, subject to specified limitations, to have third parties make items under each of the other parties' patents, as well as to pass through to customers certain rights under each of the other parties' patents with respect to products and services furnished by the licensed company. In addition, the rights granted to us and AT&T include the right to license third parties under each of the other's patents to the extent necessary to meet existing patent licensing obligations as of March 29, 1996, and AT&T has the right, subject to specified restrictions and procedures, to ask us to license third parties under a limited number of identified patents that were assigned to us.

TECHNOLOGY LICENSES AND RELATED MATTERS

    We, AT&T and NCR executed assignments and other agreements, including the Technology License Agreement, related to technology then owned or controlled by AT&T and its subsidiaries. Technology includes copyrights, mask works and other intellectual property other than trademarks, trade names, trade dress, service marks and patent rights. The technology assignments divide ownership of technology among us, AT&T and NCR, with AT&T and us owning technology that was developed by or for, or purchased by, our business or AT&T's services business, respectively, and NCR owning technology that was developed by or for, or purchased by, NCR. Technology that is not covered by any of these categories is owned jointly by us and AT&T or, in the case of certain specified technology, owned jointly by us, AT&T and NCR.

    The Technology License Agreement entered into by us, AT&T and NCR provides for royalty-free cross-licenses to each to use the other parties' technology existing as of April 10, 1996, except for specified portions of each technology as to which use by the other is restricted or prohibited.

AVAYA

    For the purpose of governing certain of the relationships between us and Avaya following its spin-off, we and Avaya entered into a Contribution and Distribution Agreement, as well as other ancillary agreements, including the Employee Benefits Agreement, the Patent and Technology License Agreement, the Tax Sharing Agreement and the Trademark Licensing Agreement. The Contribution and Distribution Agreement provides for each of us and Avaya to indemnify the other with respect to contingent liabilities primarily relating to their respective businesses or otherwise assigned to each of us, subject to certain sharing provisions. In the event the aggregate value of all amounts paid by each, in respect of any single contingent liability or any set or group of related contingent liabilities, is in excess of $50 million, each will share portions in excess of the threshold amount based on agreed-upon percentages. The Contribution and Distribution Agreement also provides for the sharing of certain contingent liabilities, specifically: (1) any contingent liabilities that are not primarily our contingent liabilities or contingent liabilities associated with the businesses attributed to Avaya; (2) certain specifically identified liabilities, including liabilities relating to terminated, divested or discontinued businesses or operations; and (3) shared contingent liabilities within the meaning of the Separation and Distribution Agreement with AT&T Corp. The full text of the Contribution and Distribution Agreement and other ancillary agreements are exhibits to the Registration Statement on Form 10-12B/A
(No. 001-15951) of Avaya filed with the SEC on August 9, 2000.

AGERE

    For the purpose of accomplishing the contribution and distribution to Agere of certain businesses as well the governance of certain relationships between us and Agere, in February 2001, we and Agere entered into a Separation and Distribution Agreement, as well as other ancillary agreements, including the Employee Benefits Agreement, the Patent and Technology License Agreement, the Tax Sharing Agreement and the Trademark Licensing Agreement. The Separation and Distribution Agreement provides for each of us and Agere to indemnify the other with respect to contingent liabilities primarily relating to each of our respective businesses or otherwise assigned to each of us, subject to certain sharing provisions. The Separation and Distribution Agreement also provides for the sharing of certain contingent liabilities, specifically: (1) any contingent liabilities that are not primarily our contingent liabilities or contingent liabilities associated with the businesses attributed to Agere; (2) certain specifically identified liabilities, including liabilities relating to terminated, divested or discontinued businesses or operations; and (3) shared contingent liabilities within the meaning of the Separation and Distribution Agreement with AT&T or the Contribution and Distribution Agreement with Avaya. The full text of the Separation and Distribution Agreement and other ancillary agreements are exhibits to the Registration Statement on Form S-1/A (No. 333-51594) of Agere filed with the SEC on February 7, 2001.

    We and Agere executed and delivered assignments and other agreements related to patents, technology and trademarks owned by us. We assigned or exclusively licensed approximately 6,000 U.S. patents and patent applications and their corresponding foreign counterparts relating principally to the Agere business. We also assigned to Agere certain technology, including trade secrets, software and copyrights and several hundred trademarks principally relating to the Agere businesses. We and Agere each granted to the other, under the patents that each of us has, a nonexclusive, personal, nontransferable license to make and sell any and all products and services of the businesses in which the licensed company, including related companies, is now or hereafter engaged. Under certain circumstances, the cross-licenses provide for additional rights and restrictions. The cross-licenses between us and Agere cover all patents of each of us, including patents issued on patent applications filed before February 1, 2003. We and Agere each granted to the other, a nonexclusive, personal, nontransferable license to designated technology existing as of January 31, 2001. Subject to a limited number of exceptions, no right was granted to sublicense any of the technology other than in connection with the sale or licensing of products.

ITEM 2. PROPERTIES.

    At September 30, 2001, we operated 31 manufacturing sites, occupying in excess of 9.7 million square feet. Nine locations were in the United States, substantially all of which were owned. The remaining 22 sites were located in 14 other countries.

    At September 30, 2001, we operated 87 warehouse sites, occupying in excess of 3.8 million square feet. Seventy-one locations were in the United States, substantially all of which were leased. The remaining 16 sites were located in 13 other countries.

    At September 30, 2001, we operated 546 office sites (administration, sales, field service), occupying in excess of 20.8 million square feet of which 15.9 million square feet were leased. Three hundred thirty of these office sites were located in the United States. The remaining 216 sites were located in 56 other countries.

    At September 30, 2001, we operated additional sites with significant research and development activities in nine countries, including the U.S., occupying in excess of 10.4 million square feet of which approximately 2.3 million square feet were leased.

    All of our owned properties in the United States are subject to a mortgage held by The Chase Manhattan Bank as security for our obligations under our revolving credit facilities, with the exception of three core New Jersey properties located in Whippany, Murray Hill and Holmdel that are pledged to secure financing from GMAC Commercial Mortgage Corporation.

    None of our properties listed above is used only by one reporting segment. We believe our plants and facilities are suitable and adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS.

    In the normal course of business, we are subject to proceedings, lawsuits, and other claims, including proceedings under the laws and governmental regulations related to environmental, labor, product and other matters. (Also see Item 1, 'Business -- Separation Agreements' regarding the assumption by us of certain liabilities and contingent liabilities.) All such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2001. While these matters could affect the operating results of any one quarter when resolved in future periods and, while there can be no assurance with respect thereto, it is management's opinion that after final disposition, any monetary liability or financial impact to us beyond that provided in the consolidated balance sheet at September 30, 2001 would not be material to our annual consolidated financial statements filed as part of this report, except for the several purported class action lawsuits for alleged violations of federal securities laws and the two purported class action complaints filed under ERISA, described below.

    We and certain of our former officers are defendants in several purported shareholder class action lawsuits for alleged violations of federal securities laws. Those cases were filed between January 2000 and February 2001 and have been consolidated into a single action pending in the United States District Court for the District of New Jersey. The Fifth Consolidated and Amended Class Action Complaint filed in July 2001, alleges, among other things, that beginning in late October 1999, we and certain of our officers misrepresented our financial condition and failed to disclose material facts that had an adverse impact on our future earnings and prospects for growth. The action seeks compensatory and other damages, and costs and expenses associated with the litigation. The action is in its early stages and we are unable to determine its potential impact on our consolidated financial statements. We have filed a motion to dismiss the complaint and intend to defend the action vigorously.

    We have been served with at least six derivative complaints filed by individual shareowners in Delaware Chancery Court against the current members of our Board of Directors, certain former directors and a former officer. Five of those complaints were filed in January 2001 and have been consolidated in a single action. The sixth complaint was filed in July 2001. The consolidated actions assert that the current and former directors and officer allegedly breached their fiduciary duties to us by acquiescing in or approving allegedly fraudulent conduct and seek damages against the defendants and in favor of us, as well as costs and expenses associated with litigation. The non-consolidated action alleges that our current and former directors breached fiduciary duties to supervise our company and seeks an accounting of the damages sustained as a result of these alleged acts, as well as costs and expenses associated with litigation. A motion has been filed to consolidate the non-consolidated action with the actions that have already been consolidated. The actions are in the early stages and we are unable to determine their potential impact on the consolidated financial statements. We intend to defend the actions vigorously.

    An additional derivative complaint was filed in September 2001 by an individual shareholder in the Delaware Court of Chancery against our current Board of Directors, three former directors and a former officer asserting claims of corporate waste and breach of fiduciary duties arising out of the award of performance-based compensation to our directors and an officer and seeks the return of all such performance-based compensation, compensation to us for resulting losses, the imposition of a constructive trust upon the proceeds of any sale of our shares by the defendants, as well as costs and expenses associated with litigation. This action is in the early stages and we are unable to determine its potential impact on the consolidated financial statements. We intend to defend the action vigorously.

    One of our former sales executives filed a lawsuit against us in New Jersey Superior Court in December 2000 relating to her separation agreement and departure from us. The complaint asserts claims for violation of New Jersey's Conscientious Employee Protection Act and breach of contract. The complaint seeks unspecified compensatory and punitive damages, as well as attorneys' fees. This action is in the early stages and we are unable to determine its potential impact on the consolidated financial statements. We are defending the action vigorously.

    We and our former subsidiary, Lucent Technologies Consumer Products L.P., have been named as defendants in an action instituted by VTech Holdings Limited and VTech Electronics Netherlands B.V. filed in January 2001 in the United States District Court for the Southern District of New York. The lawsuit arises from VTech's acquisition of wired telephone assets from us. The complaint alleges fraud and breach of various warranties and covenants in the Purchase Agreement as well as claims for rescission and attorneys' fees. VTech seeks approximately $300 million in damages, in addition to costs and expenses associated with the litigation. In the alternative, VTech seeks rescission of the Purchase Agreement and disgorgement by us of the purchase price of the wired telephone assets. Discovery in the action is ongoing. We believe VTech's claims are without merit. We have filed a motion to dismiss the fraud claim and one count of breach of contract and are defending the action vigorously.

    An adversary proceeding was initiated by Winstar Communications, Inc. and Winstar Wireless, Inc., against us in April 2001 in connection with the Chapter 11 bankruptcy petition filed by Winstar

Communications, Inc. and various related entities. The plaintiffs filed their First Amended Complaint in the United States Bankruptcy Court for the District of Delaware in October 2001. The complaint asserts various claims against us for breach of contract and breach of the duty of good faith and fair dealing and seeks compensatory damages in excess of $10 billion, specific performance of certain provisions of the contracts, as well as costs and expenses associated with litigation. We believe the action is without merit and are defending it vigorously.

    In April 2001, various shareowners filed a complaint against us, the current members of our Board of Directors, certain current and former employees and others in Texas District Court, Rockwall County. The complaint alleges violations of federal securities laws and Texas and Delaware securities laws, common law fraud and negligent misrepresentation in connection with statements made in a Registration Statement and Prospectus filed by us with the SEC relating to our purchase of Agere, Inc. in fiscal year 2000. Many of the factual allegations in the complaint are substantially similar to certain of the allegations in the consolidated shareholder class action described above. The complaint seeks compensatory and exemplary damages, rescission of the plaintiffs' tender of our stock, interest and costs and expenses associated with litigation. The action is in its early stages and we are unable to determine its potential impact on our consolidated financial statements. We intend to defend the action vigorously.

    In July 2001, a purported class action complaint was filed in the United States District Court for the District of New Jersey under ERISA alleging, among other things, that we and certain unnamed officers breached our fiduciary duties with respect to our employee savings plans claiming that the defendants were aware that our stock was inappropriate for retirement investment and continued to offer such stock as a plan investment option. The complaint seeks damages, injunctive and equitable relief, interest and fees and expenses associated with litigation. The action is in the early stages and we are unable to determine its potential impact on our consolidated financial statements. We intend to defend the action vigorously.

    In August 2001, a separate purported class action complaint was filed in the United States District Court for the District of New Jersey under ERISA alleging, among other things, that we breached our fiduciary duties with respect to our employee benefit and compensation plans by offering our stock as an investment to employees participating in the plans despite the fact that we allegedly knew we were experiencing significant business problems. The complaint seeks a declaration that we breached our fiduciary duties to plan participants, an order compelling us to return all losses to the plans, injunctive relief to prevent future breaches of fiduciary duties, as well as costs and expenses associated with litigation. The action is in the early stages and we are unable to determine its potential impact on our consolidated financial statements. We intend to defend the action vigorously.

    In November 2001, a purported class action complaint was filed in the United States District Court for the District of New Jersey against us and current and former officers, alleging that we and these officers concealed adverse material information about Agere's financial condition prior to Agere's IPO and material problems with our vendor financing portfolio. Plaintiff claims that these alleged 'frauds' resulted in the decline of the market price of all Lucent debt securities. This action is in the early stages and we are unable to determine its potential impact on our consolidated financial statements. We intend to defend this action vigorously.

    On November 21, 2000, we announced that we had identified an issue impacting revenue in the fourth fiscal quarter of 2000. We informed the SEC and initiated a review by our outside counsel and outside auditors. In late December 2000, we announced the results of the review, which resulted in certain adjustments to our fourth fiscal quarter of 2000 results. We are cooperating fully with the SEC's investigation of these matters.

    See also, 'Environmental Matters' in Item 1 for additional information on environmental matters and proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    During the fourth quarter of the fiscal year covered by this report on Form 10-K, no matter was submitted to a vote of our security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET PRICE AND DIVIDEND INFORMATION

    Our common stock is traded on the New York Stock Exchange ('NYSE') under the symbol LU. The following table presents the reported high and low sales prices of our common stock as reported on the NYSE:

                                                                              DIVIDEND
                                                             HIGH     LOW     PER SHARE
                                                             ----     ---     ---------
YEAR ENDED SEPTEMBER 30, 2001
    Quarter ended December 31, 2000.......................  $34.63   $12.19     $0.02
    Quarter ended March 31, 2001..........................   21.13     9.15      0.02
    Quarter ended June 30, 2001...........................   11.50     5.04      0.02
    Quarter ended September 30, 2001......................    7.90     5.25      0.00

YEAR ENDED SEPTEMBER 30, 2000
    Quarter ended December 31, 1999.......................  $84.19   $55.06     $0.04
    Quarter ended March 31, 2000..........................   77.50    49.81      0.00
    Quarter ended June 30, 2000...........................   65.94    51.06      0.02
    Quarter ended September 30, 2000......................   67.19    28.06      0.02

(B) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

    At November 30, 2001, there were approximately 1,556,233 shareowners of record of our common stock.

(C) DIVIDENDS

    On July 24, 2001, we announced that our Board of Directors had discontinued payments of cash dividends on our common stock. Our credit facilities do not currently allow us to declare cash dividends on our common stock unless we meet specified operating and performance benchmarks. Assuming such benchmarks are met, and there is not an event of default under the credit facilities, our credit facilities would allow us to declare cash dividends on our common stock of up to $.02 per share of common stock per fiscal quarter.

    We currently have no plans to reinstate a dividend for our common stock. However, in February and August of each year until 2031, we are required to pay a dividend on our 8% redeemable convertible preferred stock in cash or common stock based upon its liquidation preference value unless we lack legally available funds or the preferred stock has been converted or redeemed. Our credit facilities currently allow us to pay preferred stock dividends in cash.

ITEM 6. SELECTED FINANCIAL DATA.

            FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA (UNAUDITED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                   YEARS ENDED SEPTEMBER 30,
                                        ------------------------------------------------
                                          2001      2000      1999      1998      1997
                                          ----      ----      ----      ----      ----
RESULTS OF OPERATIONS
    Revenues..........................  $ 21,294  $ 28,904  $ 26,993  $ 21,307  $ 18,734
    Gross margin (a)..................     2,058    11,714    12,969     9,817     7,795
    Operating income (loss) (a).......   (19,029)    2,366     3,786     1,384       597
    Income (loss) from continuing
      operations......................   (14,170)    1,433     2,369       360        73
    Earnings (loss) per common share
      from continuing operations (b):
        Basic.........................     (4.18)     0.44      0.76      0.12      0.03
        Diluted.......................     (4.18)     0.43      0.74      0.12      0.03

    Dividends per common share (b)....      0.06      0.08      0.08    0.0775    0.0563

FINANCIAL POSITION
    Total assets......................  $ 33,664  $ 47,512  $ 34,246  $ 24,289  $ 20,176
    Working capital...................     5,934    10,380    10,197     5,108     2,708
    Total debt........................     4,409     6,498     5,788     2,861     4,180
    8.00% redeemable convertible
      preferred stock.................     1,834        --        --        --        --
    Shareowners' equity...............    11,023    26,172    13,936     7,960     4,573

---------

 (a) Includes business restructuring charges and asset impairments of $11,416, including $1,259 of inventory write-downs, which affected gross margin, in the year ended September 30, 2001.

 (b) All per share data have been restated to reflect the two-for-one splits of our common stock that became effective on April 1, 1998 and April 1, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

    Lucent Technologies designs and delivers networks for the world's largest communications service providers. Backed by Bell Labs research and development, we rely on our strengths in mobility, optical, data and voice networking technologies, as well as software and services, to develop next-generation networks. Our systems, services and software are designed to help customers quickly deploy and better manage their networks and create new, revenue-generating services that help businesses and consumers.

    During fiscal year 2001, we reorganized the company to become more focused and better positioned to capitalize on market opportunities. This reorganization included:

    - on August 31, 2001, we sold our Oklahoma and Ohio manufacturing operations to Celestica Corporation (see 'Liquidity and Capital
      Resources  --  Liquidity  --  Sale of manufacturing operations');

    - on July 24, 2001, we announced that we had entered into agreements to sell our optical fiber business, and the sale was completed on November 16, 2001 (see 'Liquidity and Capital Resources -- Liquidity -- Sale of optical fiber business');

    - on April 2, 2001, Agere Systems Inc. (our microelectronics business) completed an initial public offering ('IPO') of 600 million shares of Class A common stock. We intend to spin-off our 57.8% remaining interest in Agere through a tax-free distribution to our shareowners (see Note 3 to the consolidated financial statements filed as part of this report and 'Liquidity and Capital Resources -- Agere Spin-Off Update');

    - on January 24, 2001 and on July 24, 2001, we announced phase I and phase II of our restructuring program. In connection with this program, we recorded pretax charges of $11.4 billion during the year ended
      September 30, 2001 (see 'Results of Operations -- Gross Margin and Operating Expenses -- Restructuring charges and asset impairments' and 'Liquidity and Capital Resources -- Liquidity -- Restructuring program'); and

    - on December 29, 2000, we completed the sale of our power systems business to Tyco International Ltd. for $2.5 billion in cash.

STRATEGIC DIRECTION

    We are realigning our business around two customer-focused units: the Integrated Network Solutions unit, targeting wireline service providers, and the Mobility Solutions unit, targeting wireless service providers. As part of this realignment, we expect to orient our product lines, research and development efforts, sales and marketing, and supply chain and services to meet the needs of the world's largest service providers.

    While market demand continues to be uncertain, we believe our strategy to target the world's largest service providers offers the most stable and attractive opportunity for us. We have substantial experience in building and supporting the complex networks that large service providers use to meet the needs of their customers. We have strong relationships with most of the large service providers in the United States, as well as many large service providers outside the United States.

    The successful implementation of our restructuring efforts is essential to implementing our new strategy in the manner and on the timeline we intend (see 'Liquidity and Capital Resources -- Liquidity -- Restructuring program').

RESULTS OF OPERATIONS

REVENUES

    The following table presents our U.S. and non-U.S. revenues and the approximate percentage of total revenues (dollars in millions):

                                                              YEARS ENDED SEPTEMBER 30,
                                                         -----------------------------------
                                                          2001          2000          1999
                                                          ----          ----          ----
U.S...............................................       $13,776       $19,829       $18,407
Non-U.S...........................................         7,518         9,075         8,586
                                                         -------       -------       -------
Total revenues....................................       $21,294       $28,904       $26,993
                                                         -------       -------       -------
                                                         -------       -------       -------

                                                       AS A PERCENTAGE OF TOTAL REVENUES
                                                      -----------------------------------
U.S............................................         64.7%         68.6%         68.2%
Non-U.S........................................         35.3%         31.4%         31.8%
                                                      -------       -------       -------
Total revenues.................................        100.0%        100.0%        100.0%
                                                      -------       -------       -------
                                                      -------       -------       -------

    The decrease in revenues globally for the year ended September 30, 2001 compared to the prior fiscal year was primarily due to a deterioration in global telecommunications market conditions, a significant decrease in the competitive local exchange carrier ('CLEC') market and a significant reduction in capital spending by established service providers. In addition, we implemented a more selective customer financing program, which also had an impact on revenues. Approximately 50% of the decline in the U.S. was related to lower spending by our largest customers. A limited number of our large customers provide a substantial portion of our revenues. These customers include, among others, Verizon, AT&T, Verizon Wireless, AT&T Wireless, SBC, BellSouth, Sprint and Qwest. The remainder of the revenue decrease was primarily due to the deteriorating CLEC market. The decrease in non-U.S. revenues for the year ended September 30, 2001 compared with the prior year reflects the wind-down of a project with Saudi Telecommunications Company ('STC') in Saudi Arabia and lower revenues from two other projects, including One.Tel Corp., which went into receivership in fiscal year 2001.

    The increase in U.S. revenues for the year ended September 30, 2000 compared with fiscal year 1999 included higher revenue from sales to incumbent local exchange carriers (wireline and wireless) and CLECs. Revenues in fiscal year 2000 increased despite a decline in revenues from AT&T, which has historically been a significant customer. The higher non-U.S. revenues reflected increases in all regions except the Europe/Middle East/Africa region, which was negatively affected by the substantial reduction of revenues from the STC project.

    As a result of the sale of our optical fiber business and other dispositions we may undertake, our new strategic direction that focuses on large service providers and the continued uncertainty in the telecommunications market, we expect that revenues for the year ended September 30, 2002 will be less than the year ended September 30, 2001.

SEGMENT REVENUES

    The following table presents our U.S. and non-U.S. revenues by segment and the approximate percentage of total revenues (dollars in millions):

                                                            YEARS ENDED SEPTEMBER 30,
                                                            -------------------------
                                                          2001          2000         1999
                                                          ----          ----         ----
U.S.:
    Products......................................      $ 10,622      $ 15,888      $ 14,640
    Services......................................         2,870         3,272         2,828
Non-U.S.:
    Products......................................      $  6,225      $  7,473      $  7,182
    Services......................................         1,292         1,654         1,383
Total:
    Products......................................      $ 16,847      $ 23,361      $ 21,822
    Services......................................         4,162         4,926         4,211

                                                          AS A PERCENTAGE OF TOTAL REVENUES
                                                         -----------------------------------
                                                          2001          2000          1999
                                                          ----          ----          ----
    Products......................................        79.1%         80.8%         80.8%
    Services......................................        19.5%         17.0%         15.6%

    Decreases in Products' and Services' revenues for the year ended
September 30, 2001, compared with the year ended September 30, 2000, were primarily attributable to the factors noted above. Products' revenues decreased in all product lines, except optical fiber. Sales of Products are a primary driver of Services' revenues, therefore Services' revenues tend to follow the trend of Products' revenues.

    Of our major customers in the U.S., AT&T was the largest contributor to the revenue decline. Compared with the prior year, revenues from AT&T declined by $1.7 billion, of which $1.6 billion was in the Products' segment. This decrease negatively affected our wireless, switching and access, and optical networking products. Non-U.S. revenues were affected by the STC project noted above. Revenues from the STC project were approximately $1 billion less than in the prior year, of which $646 million of the decrease was in the Products' segment. In addition, the STC project represented over 40% of the volume decline in the Services' segment.

    Increases in Products' revenues for the year ended September 30, 2000, compared with the year ended September 30, 1999, were driven by sales of service provider Internet infrastructure and wireless systems, offset in part by a decline in switching and optical networking products. Lower than expected revenues in optical networking were largely due to delayed market entry with the OC-192 product. In addition, lower revenues from switching products were primarily due to the shift in customer spending away from circuit switching, competitive pricing and the impact of a substantial reduction in the STC project.

    Increases in Services' revenues in the U.S. for the year ended
September 30, 2000, compared with the year ended September 30, 1999, were driven by factors noted in the Products' revenues discussion along with increased installation revenues driven by improved sales to large service providers. Non-U.S. Services' revenues increased in fiscal year 2000 as compared with the prior fiscal year, primarily due to increased system support business in the Europe/Middle East/Africa and Asia/Pacific regions.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, 'Revenue Recognition in Financial Statements'
('SAB 101'). SAB 101 provides guidance on the recognition, presentation and disclosure of revenues in financial statements. The adoption of SAB 101 in fiscal year 2001 did not have a significant impact on segment revenues or the comparability of results of operations for the periods presented (see Note 5 to the consolidated financial statements filed as part of this report).

GROSS MARGIN

    The telecommunications market conditions noted in the Revenues section significantly reduced our gross margin and gross margin as a percentage of revenues in the year ended September 30, 2001. The gross margin percentage for the year ended September 30, 2001 decreased to 9.7% from 40.5% in the prior fiscal year. The fiscal year 2001 gross margin percentage includes inventory charges of approximately $1.2 billion associated with product rationalizations and discontinuance of products under our business restructuring program. Excluding this amount, the gross margin percentage would have been 15.6%. Other factors contributing to the gross margin percentage decline were:

    - reduced spending by service providers that caused lower sales volumes across most product lines and services, and consequently resulted in less absorption of fixed costs;

    - one-time charges associated with customers experiencing financial difficulties;

    - lower software revenues compared with the prior year;

    - costs associated with supplier and customer contract settlements;

    - the impact of several international contracts with lower margins;

    - higher provisions for slow-moving and obsolete inventory; and

    - a shift of approximately 4% in the geographic revenue mix from the U.S. region, which typically yields higher gross margins, to non-U.S. regions.

    We expect our gross margin percentage to increase from its year ended September 30, 2001 level. Based upon our estimated view of the telecommunications market in the future, improved product mix, reduction of one-time charges, successful implementation of cost reductions initiated in fiscal year 2001, market and product rationalization work and the introduction of new products, our gross margin percentage will improve in the future. However, future market conditions and economic conditions could affect the achievement of this objective.

    As a percentage of revenue, gross margin decreased to 40.5% for the year ended September 30, 2000 from 48.0% in fiscal year 1999. This decrease was primarily due to decreased volumes and margins in optical networking and switching products, including lower software revenues, an increase in competitive pricing in other product lines and continued expansion into overseas markets, which generally yield lower margins. This decrease in gross margin percentage was partially offset by $350 million of lower personnel costs, including lower incentive compensation awards and a higher net pension credit, and the impact of adopting Statement of Position 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use' ('SOP 98-1').

OPERATING EXPENSES

    The following table presents our operating expenses (dollars in millions):

                                                              YEARS ENDED SEPTEMBER 30,
                                                              ------------------------
                                                              2001      2000     1999
                                                              ----      ----     ----
Selling, general and administrative ('SG&A') expenses,
excluding the following two items.                             4,240    4,743    5,009
Provision for uncollectibles and customer financings.......    2,249      505       66
Amortization of goodwill and other acquired intangibles....      921      362      296
                                                             -------   ------   ------
    Total SG&A.............................................    7,410    5,610    5,371
Research and development ('R&D')...........................    3,520    3,179    3,536
Purchased in-process research and development ('IPRD').....       --      559      276
Business restructuring charges and asset impairments.......   10,157       --       --
                                                             -------   ------   ------
    Operating expenses.....................................  $21,087   $9,348   $9,183
                                                             -------   ------   ------
                                                             -------   ------   ------

SG&A EXPENSES

    Excluding the amortization of goodwill and other acquired intangibles and the provision for uncollectibles and customer financings, SG&A expenses were lower for the year ended September 30, 2001 as compared with fiscal year 2000 resulting primarily from headcount reductions under our restructuring program and other company directed savings initiatives that limited discretionary spending. We expect SG&A expenses to continue to decline in fiscal year 2002 for these reasons (see 'Liquidity and Capital
Resources  --  Liquidity  --  Restructuring program').

    SG&A expenses, excluding the amortization of goodwill and other acquired intangibles and provision for uncollectibles and customer financings, decreased for the year ended September 30, 2000 as compared with the year ended
September 30, 1999 due to lower personnel costs of $475 million, including lower incentive compensation awards, a higher net pension credit and the impact of adopting SOP 98-1 partially offset by $61 million of expenses primarily associated with the mergers with International Network Services, Excel Switching Corporation and Xedia. Included in SG&A expenses for the year ended
September 30, 1999 was a reversal of 1995 business restructuring charges of $85 million and expenses associated with the mergers with Ascend, Nexabit, RAScom and VitalSigns in the aggregate of approximately $110 million.

PROVISION FOR UNCOLLECTIBLES AND CUSTOMER FINANCINGS

    The deterioration of certain customers' credit worthiness resulted in higher provisions for uncollectibles and customer financings in fiscal year 2001 as compared with the prior year. Three customer financings, including provisions for amounts due from One.Tel and Winstar, accounted for approximately 60% of the fiscal year 2001 expense (see 'Liquidity and Capital Resources -- Customer Financing').

    The increase in the provision for uncollectibles and customer financings for the year ended September 30, 2000 as compared with fiscal year 1999 was due to increased reserves for bad debt on trade receivables due to specific credit concerns with certain customers for which financing was provided.

AMORTIZATION OF GOODWILL AND OTHER ACQUIRED INTANGIBLES

    The full-year effect of the acquisitions of Chromatis Networks, Inc. in June 2000 and Spring Tide Networks in September 2000 was the primary reason for the increase in the amortization of goodwill and acquired intangibles in fiscal year 2001 as compared to the prior fiscal year. Under our restructuring program, we discontinued and rationalized certain product lines and product development efforts, including discontinuing the Chromatis product portfolio. As a result of these actions, certain goodwill impairment charges were recorded. These actions will result in lower amortization of goodwill and acquired intangibles in future years (see ' -- Restructuring charges and asset impairments').

    The increase in the amortization of goodwill and acquired intangibles for the year ended September 30, 2000 as compared to fiscal year 1999 was associated with the acquisitions noted above.

R&D

    The increase in R&D expenses for the year ended September 30, 2001 as compared with the prior fiscal year was primarily due to acquisitions made late in fiscal year 2000 and new product development, particularly in next-generation wireless products, optical networking products and switching and access products, partially offset by program reductions included in our restructuring program. As a result of our restructuring program, we expect R&D expenses to decline in fiscal year 2002 (see 'Liquidity and Capital
Resources -- Liquidity -- Restructuring program'). The decrease in R&D expenses for the year ended September 30, 2000 as compared with fiscal year 1999 was largely the result of $325 million of lower personnel costs, including lower incentive compensation awards and a higher net pension credit, and the impact of adopting SOP 98-1.

IPRD

    The IPRD of $559 million for the year ended September 30, 2000, reflected $131 million and $428 million from the Spring Tide and Chromatis acquisitions, respectively. The IPRD of $276 million for the year ended September 30, 1999 related primarily to the acquisition of Stratus for $243 million and to a lesser extent, the acquisitions of XNT, Quantum, InterCall, Quadritek and WaveAccess. See further discussion under 'In-Process Research and Development.'

RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

    On January 24, 2001 and on July 24, 2001, we announced phase I and phase II of our restructuring program. Under the restructuring program, we exited certain non-strategic wireless, optical networking and switching and access product lines and streamlined our cost structure in various businesses and corporate operations. These actions are expected to significantly enhance our ability to achieve the goals associated with our new strategic direction. The total charge for business restructuring and asset impairments was $11.4 billion, of which $10.2 billion is included in Operating expenses. The operating expense charge includes restructuring costs of $4.8 billion and asset write-downs of $5.4 billion. The remaining $1.2 billion of the business restructuring charge relates to inventory and was charged to Costs.

    Restructuring costs included:

    - employee separation costs of $3.4 billion associated with approximately 39,000 voluntary and involuntary employee separations;

    - contract settlements of $944 million, including settlements of purchase commitments with suppliers of $508 million and contract renegotiations or cancellations of contracts with customers of $436 million; and

    - facility closings and other costs of $383 million.

    Asset write-downs included:

    - impairment charges for goodwill and other acquired intangibles of $4.1 billion, primarily related to the write-off of $3.7 billion of goodwill and other acquired intangibles as a result of the discontinuance of the Chromatis product portfolio;

    - property, plant and equipment, net write-downs of $425 million;

    - capitalized software write-downs of $362 million; and

    - other asset write-downs of $522 million.

    For additional information, see 'Liquidity and Capital
Resources -- Liquidity -- Restructuring program' and Note 2 to the consolidated financial statements filed as part of this report.

OTHER INCOME (EXPENSE)  --  NET

    Other income (expense) -- net consisted of the following items (dollars in millions):

                                                                  YEARS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                              2001    2000   1999
                                                              ----    ----   ----
Interest income.............................................  $ 255  $ 118  $ 129
Minority interests in earnings of consolidated
  subsidiaries..............................................    (81)   (50)   (27)
Net losses from equity method investments...................    (60)   (31)    (3)
Other-than-temporary write-downs of investments.............   (266)   (14)    --
Loss on foreign currency transactions.......................    (58)   (18)    (8)
Net gains on sales and settlements of financial
  instruments...............................................     34    347    270
Write-off of embedded derivative assets.....................    (42)    --     --
Miscellaneous  --  net......................................   (139)   (19)    (4)
                                                             ------  -----  -----
Other income (expense)  --  net............................. $ (357) $ 333  $ 357
                                                             ------  -----  -----
                                                             ------  -----  -----

    The decrease in other income (expense)   --  net was primarily related to
other-than-temporary write-downs of investments and lower net gains on sales and settlements of financial instruments, partially offset by higher interest income in fiscal year 2001 compared with the prior year. Due to adverse market conditions in fiscal year 2001, we recorded impairment charges on several of our investments. Conversely, in fiscal year 2000 we had gains on sales of investments, which were primarily attributable to a gain of $189 million from the sale of a certain equity investment. The write-off of the embedded derivative assets was primarily related to One.Tel.

INTEREST EXPENSE

    Interest expense for the year ended September 30, 2001 increased to $518 million as compared with $342 million for fiscal year 2000. The increase in interest expense is due to higher weighted average short-term debt levels, primarily related to borrowings under our credit facilities. In addition, interest expense included the amortization of fees associated with entering into our credit facility arrangements in fiscal year 2001. As of September 30, 2001, we had reduced our total debt level by approximately $2.1 billion from the prior year. If current debt levels are maintained or further reduced, we expect interest expense to be lower in fiscal year 2002.

    Interest expense for the year ended September 30, 2000 increased $24 million to $342 million as compared with $318 million in fiscal year 1999 primarily due to higher weighted average interest rates on commercial paper.

PROVISION (BENEFIT) FOR INCOME TAXES

    The following table presents our provision (benefit) for income taxes and the related effective tax (benefit) rates (dollars in millions):

                                                            YEARS ENDED SEPTEMBER 30,
                                                           ---------------------------
                                                            2001       2000      1999
                                                            ----       ----      ----
Provision (benefit) for income taxes.....................  $(5,734)    $924     $1,456
Effective tax (benefit) rate.............................    (28.8)%   39.2%      38.1%

    The effective tax benefit rate for the year ended September 30, 2001, was lower than the U.S. statutory rate primarily from the impact of non-tax deductible goodwill amortization and certain non-tax deductible business restructuring charges and asset impairments, both of which decreased the effective tax benefit rate, offset in part by research and development tax credits, which increased the effective tax benefit rate on the pretax loss from continuing operations.

    We recorded a tax benefit resulting in related net deferred tax assets of $5.2 billion as of September 30, 2001, reflecting net operating loss and credit carryforwards and deductible temporary differences. Although realization is not assured, we have concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

    The effective income tax rates exceed the U.S. federal statutory income tax rates for the years ended September 30, 2000 and 1999 primarily due to the write-offs of IPRD costs and merger-related expenses that are not deductible for tax purposes.

INCOME (LOSS) FROM CONTINUING OPERATIONS

    As a result of the above, income (loss) from continuing operations and related per share amounts are as follows (amounts in millions, except per share amounts):

                                                            YEARS ENDED SEPTEMBER 30,
                                                         -------------------------------
                                                           2001        2000       1999
                                                           ----        ----       ----
Income (loss) from continuing operations...............  $ (14,170)  $  1,433   $  2,369
Basic earnings (loss) per share from continuing
  operations...........................................  $   (4.18)  $   0.44   $   0.76
Diluted earnings (loss) per share from continuing
  operations...........................................  $   (4.18)  $   0.43   $   0.74
Weighted average number of common shares
  outstanding  --  basic...............................    3,400.7    3,232.3    3,101.8
Weighted average number of common shares
  outstanding  --  diluted.............................    3,400.7    3,325.9    3,218.5

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET

    Income (loss) from discontinued operations, net for each of the three years in the period ended September 30, 2001 was ($3.2) billion or ($0.93) per basic and diluted share, ($214) million or ($0.06) per basic and diluted share and $1.1 billion or $0.34 per diluted share, respectively (see 'Liquidity and Capital Resources -- Agere Spin-Off Update' and Note 3 to the consolidated financial statements filed as part of this report.

EXTRAORDINARY GAIN, NET

    During the year ended September 30, 2001, we recorded a gain of $1.2 billion, net of a $780 million tax provision, or $0.35 per basic and diluted share from the sale of our power systems business (see Note 4 to the consolidated financial statements filed as part of this report).

CUMULATIVE EFFECT OF ACCOUNTING CHANGES, NET

    Effective October 1, 2000, we recorded a net $38 million charge for the cumulative effect of certain accounting changes. This comprised a $30 million earnings credit ($0.01 per basic and diluted share) from the adoption of Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities' and a $68 million charge to earnings ($0.02 per basic and diluted share) from the adoption of SAB 101 (see 'Risk Management' and Note 5 to the consolidated financial statements filed as part of this report).

    Effective October 1, 1998, we recorded a cumulative effect of accounting change, net of $1.3 billion ($0.41 per diluted share) resulting from changing our method of calculating annual net pension and postretirement benefit costs (see Note 12 to the consolidated financial statements filed as part of this report).

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

NET CASH USED IN OPERATING ACTIVITIES

    Net cash used in operating activities was $3.4 billion for the year ended September 30, 2001 and was primarily due to the loss from continuing operations (adjusted for non-cash items) of $6.6 billion, a decrease in accounts payable of $759 million and changes in other operating assets and liabilities of $548 million. Changes in other operating assets and liabilities primarily include a net increase in notes receivable and higher software development assets, offset in part by business restructuring liabilities. The increases in net cash used in operating activities were partially offset by decreases in receivables of $3.6 billion and in inventories and contracts in process of $881 million. Receivable improvement is largely due to improved collections in fiscal year 2001. Average receivable days outstanding improved by 34 days from 114 days at September 30, 2000 to 80 days at September 30, 2001. Improvements in inventory and contracts in process resulted from our efforts in fiscal year 2001 to streamline inventory supply chain operations, as well as lower amounts in net contracts in process due to the wind-down of the STC project.

    Net cash used in operating activities of $703 million for the year ended September 30, 2000 was primarily a result of increases in receivables and inventories and contracts in process of $1.6 billion and $2.2 billion, respectively, and changes in other operating assets and liabilities of $1.7 billion. Changes in other operating assets and liabilities primarily include higher software development assets and decreases in accrued income tax and payroll and benefit related liabilities. Net cash used in operating activities was partially offset by income from continuing operations (adjusted for non-cash items) of $3.6 billion and tax benefits from stock options of $1.1 billion, and an increase in accounts payable of $263 million. The receivable deterioration in fiscal year 2000 resulted from slower collections, partially offset by smaller revenue growth in the fourth fiscal quarter of 2000 as compared with the same period in fiscal year 1999. Average receivable days outstanding increased by 19 days to 114 days at September 30, 2000. The increase in inventories and contracts in process resulted from our increased production to meet current and anticipated sales commitments to customers and the start-up of several long-term projects.

    Net cash used in operating activities of $1.6 billion for the year ended September 30, 1999 was primarily a result of increases in receivables and inventories and contracts in process of $3.2 billion and $1.6 billion, respectively, and changes in other operating assets and liabilities of $2.3 billion, offset in part by income from continuing operations (adjusted for non-cash items) of $4.3 billion and tax benefits from stock options of $394 million, and an increase in accounts payable of $636 million. Changes in other operating assets and liabilities primarily included increases in notes receivable and prepaid expenses.

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

    Net cash provided by investing activities was $2.0 billion for the year ended September 30, 2001 and was primarily from $2.5 billion in proceeds from the sale of the power systems business, $572 million from the sale of two of our manufacturing operations to Celestica (see ' -- Liquidity -- Sale of manufacturing operations') and sales or disposals of property, plant and equipment of $177 million. These proceeds were partially offset by capital expenditures of $1.4 billion.

    Net cash used in investing activities was $1.6 billion for the year ended September 30, 2000 primarily from capital expenditures of $1.9 billion and purchases of investments of $680 million, offset in part by proceeds from the sales or maturity of investments of $820 million and from the disposition of businesses of $250 million, largely related to the sale of the remaining consumer products business.

    Net cash used in investing activities was $1.1 billion for the year ended September 30, 1999 and primarily includes capital expenditures of $1.4 billion and purchases of investments of $872 million, offset in part by proceeds from the sales or maturity of investments of $1.4 billion.

    Capital expenditures primarily relate to expenditures for equipment and facilities used in manufacturing, research and development and internal use software.

NET CASH PROVIDED BY FINANCING ACTIVITIES

    Net cash provided by financing activities for the year ended September 30, 2001 was $2.6 billion and was primarily due to net proceeds received from the issuance of redeemable convertible preferred stock in August 2001 of $1.8 billion (a portion of which was used to reduce borrowings under our credit facilities), net borrowings under our credit facilities of $3.5 billion ($2.5 billion of the debt associated with borrowings was assumed by Agere -- see
Note 10 to the consolidated financial statements filed as part of this report) and proceeds from a real estate debt financing of $302 million under which certain real estate was transferred to a separate, consolidated wholly-owned subsidiary. Borrowings under our credit facilities were primarily used to fund our operations and to pay down $2.1 billion of short-term borrowings, which primarily represented commercial paper. We had no commercial paper outstanding as of September 30, 2001. In addition, we repaid the current portion of long-term debt that matured in July 2001 of $750 million. Dividends paid on our common stock in fiscal year 2001 were $204 million. On July 24, 2001, we announced that we will no longer pay dividends on our common stock, which will improve our cash flow. This saving would be offset by annual preferred dividend requirements of approximately $150 million, if we elect to pay such dividends in cash.

    Net cash provided by financing activities for the year ended September 30, 2000 of $2.2 billion resulted primarily from issuances of common stock related to the exercise of stock options of $1.4 billion and a net increase in short-term borrowings of $1.4 billion, partially offset by repayments of long-term debt of $387 million and dividends paid of $255 million.

    Net cash provided by financing activities for the year ended September 30, 1999 of $3.4 billion resulted primarily from issuances of long-term debt of $2.2 billion, issuances of common stock related to the exercise of stock options of $725 million and a net increase in short-term borrowings of $705 million, partially offset by dividends paid of $222 million.

LIQUIDITY

    Our cash requirements through the end of fiscal year 2002 are primarily to fund:

   - operations, including spending on R&D;

   - capital expenditures;

   - cash restructuring outlays (see ' --  Restructuring program');

   - capital requirements in connection with our customer financing commitments;

   - debt service; and

   - preferred stock dividend requirements, if we elect to pay such dividends in cash.

    Although we have implemented a more selective customer financing program in fiscal year 2001, we have existing, and expect to continue to enter into, financing arrangements for our customers that involve significant capital requirements. In addition, our capital needs associated with customer financing may increase if our ability to sell the notes representing existing customer financing or transfer future funding commitments on acceptable terms to financial institutions and investors is limited by a deterioration in the credit quality of the customers to which we have extended financing (see 'Customer Financing').

RESTRUCTURING PROGRAM

    We expect the implementation of our restructuring program to reduce, on an annualized basis, our operating expenses and working capital, as defined below, compared with our first fiscal quarter of 2001 levels as follows:

    - reduce annual operating expense run rate by $4.0 billion by the end of fiscal year 2002. As of September 30, 2001, we had achieved over 60% of this objective on an annualized basis;

    - reduce working capital (defined as the change in receivables and inventory adjusted for non-cash charges and asset securitizations, and normalized for the change in quarterly sales) by $4.0 billion. As of September 30, 2001, we had achieved over 75% of this objective; and reduce our annual capital spending rate to approximately $750 million.

    Subject to its timely and successful implementation, we expect our restructuring program to yield gross cash savings in excess of $5 billion annually. These anticipated savings result primarily from reduced headcount. Total cash outlays under the restructuring program are expected to be approximately $2.1 billion, of which approximately $530 million was paid during the current fiscal year with the majority of the remainder to be paid by the end of fiscal year 2002.

    We expect to complete the restructuring program by the end of fiscal year 2002. If implemented in the manner and on the timeline we intend, we expect to realize the full benefits of our restructuring program by the end of fiscal year 2002.

    We cannot assure you that our restructuring program will achieve all of the expense reductions and other benefits we anticipate or on the timetable contemplated. Because this restructuring program involves realigning our business units and sales forces, it may be disruptive to our customer relationships. Decreases in spending by these large service providers would likely also have an adverse effect on revenues.

    If we do not complete our restructuring program and achieve our anticipated expense reductions in the time frame we contemplate, our cash requirements to fund our operations are likely to be significantly higher than we currently anticipate. In addition, because market demand continues to be uncertain and because we are currently implementing our restructuring program and new business strategy, it is difficult to estimate our ongoing cash requirements. Our restructuring program may also have other unanticipated adverse effects on our business.

    If our restructuring program is successful, we expect to fund our currently expected cash requirements for fiscal year 2002 through a combination of the following sources:

    - cash and cash equivalents as of September 30, 2001;

    - available credit under our credit facilities (see ' -- Credit facilities');

    - proceeds from the sale of our optical fiber business;

    - accounts receivable securitization facility;

    - capital market transactions;

    - dispositions and sales of assets; and

    - cash flows from operations, subject to the successful implementation of our business strategy.

    We had net liquidity of approximately $5.4 billion on September 30, 2001, resulting from cash and cash equivalents of $2.4 billion and availability under our credit facilities of $3.0 billion. As of September 30, 2001, we had $1.0 billion outstanding under these credit facilities, which was repaid on November 20, 2001.

    On June 28, 2001, we established a $750 million revolving accounts receivable securitization facility. As of September 30, 2001, we had obtained net proceeds of $286 million, collateralized by $1.3 billion in accounts receivable. Our ability to maintain the facility at the September 30, 2001 level is subject to our ability to generate the amount of eligible accounts receivable sufficient to support such level under the terms of the facility. Our ability to obtain further proceeds depends on a combination of factors, including our credit ratings and increasing the level of our eligible accounts receivable. This facility was reduced to $500 million in October 2001.

CREDIT FACILITIES

    As of September 30, 2001, we had a 364-day $2 billion credit facility that expires on February 21, 2002 and a $2 billion credit facility that expires on February 26, 2003. These credit facilities are secured by liens on substantially all of our assets, including the pledge of Agere stock owned by us. Our ability to access our credit facilities is subject to our compliance with the terms and conditions of the credit facilities, including financial covenants. These financial covenants require us to have minimum earnings before interest, taxes, depreciation and amortization ('EBITDA') and minimum net worth measured at the end of each fiscal quarter. As of September 30, 2001, we were in compliance with these covenants, as amended (see below). In addition, in the event a subsidiary defaults on its debt, as defined in the credit facilities, it would constitute a default under our credit facilities.

    On August 16, 2001, we amended both of our credit facilities. The amendments modified the financial covenants and certain other conditions and terms, including those necessary to allow the distribution of Agere stock to our shareowners (see ' -- Agere Spin-Off Update'). In addition, we cannot resume payment of dividends on our common stock unless we achieve certain credit ratings or EBITDA levels and no event of default exists under the credit facilities. Payment of dividends on the common stock is limited to the rate of dividends paid prior to the discontinuation of the cash dividend. We are permitted to pay cash dividends on our convertible preferred stock if no event of default exists under the credit facilities.

    The total lending commitments under our credit facilities are reduced if we undertake certain debt reduction transactions or generate additional funds from specified non-operating sources in excess of $2.5 billion. The first $2 billion in excess of the amount above would result in the termination of the 364-day $2 billion credit facility. Additional amounts would reduce the total lending commitments under the remaining $2 billion credit facility that expires in February 2003; however, this lending commitment can be reduced to no less than $1.5 billion. Any outstanding borrowings under our credit facilities that exceed the reduced lending commitments are required to be repaid. As of November 16, 2001, we had generated $4.5 billion of funds from specified non-operating sources, including the $1.8 billion of proceeds we received from the issuance of our redeemable convertible preferred stock, the $2.1 billion of proceeds from the sale of our optical fiber business, $519 million of debt reduction from a debt for equity exchange (see Note 3 to the consolidated financial statements filed as part of this report) and the balance from other specified types of transactions. On November 20, 2001, the total lending commitments under our credit facilities were reduced to approximately $2 billion.

CREDIT RATINGS

    Our credit ratings as of October 31, 2001 were as follows:

                                              RATING FOR
                                  RATING FOR     OUR
                                  OUR LONG-   COMMERCIAL  RATING FOR OUR
RATING AGENCY                     TERM DEBT     PAPER     PREFERRED STOCK    LAST UPDATE
-------------                     ---------     -----     ---------------    -----------
Standard & Poor's...............     BB -         C             B -        August 16, 2001
Moody's(a)......................     Ba3      Not Prime         B3         August 17, 2001
Fitch(a)........................     BB -         B              B         August 17, 2001

---------

 (a) The rating for our senior unsecured long-term debt has a negative outlook.

    The Standard & Poor's, Moody's and Fitch ratings are below investment grade. We expect both the recent, and any future, lowering of the ratings of our debt to result in higher financing costs and reduced access to the capital markets. As a result of the reductions of our credit ratings in fiscal year 2001, commercial paper and some other types of borrowings became unavailable and financing costs increased. We cannot assure you that our credit ratings will not be reduced in the future by Standard & Poor's, Moody's or Fitch.

SALE OF OPTICAL FIBER BUSINESS

    On November 16, 2001, we completed the sale of our optical fiber business to The Furukawa Electric Co., Ltd. for $2.3 billion, approximately $200 million of which was paid to us in CommScope, Inc. securities. Furukawa and CommScope have agreed to enter into one or more joint ventures that will be formed to operate the optical fiber business. The transaction is expected to result in a gain in the first quarter of fiscal year 2002. In addition, we entered into an agreement on July 24, 2001 to sell two Chinese joint ventures -- Lucent Technologies Shanghai Fiber Optic Co., Ltd. and Lucent Technologies Beijing Fiber Optic Cable Co., Ltd. -- to Corning Incorporated for $225 million. This transaction, which is subject to U.S. and foreign governmental approvals and other customary closing conditions, is expected to close by the end of the first calendar quarter of 2002.

SALE OF MANUFACTURING OPERATIONS

    In August 2001, we received $572 million from the closing of our transaction with Celestica Corporation to transition our manufacturing operations at Oklahoma City, Oklahoma and Columbus, Ohio. At closing, we entered into a five-year supply agreement for Celestica to be the primary manufacturer for our switching and access and wireless networking systems products. Until the inventory is sold to an end user, inventory associated with the transaction remains in our inventory balance, with a corresponding liability for proceeds received. This inventory amounted to approximately $310 million at September 30, 2001. Additionally, we may be required to repurchase up to $90 million of this inventory not used within one year of the transaction. The work force related to these two operations is expected to be reduced and/or transferred to Celestica during the first quarter of fiscal year 2002, resulting in a non-cash charge of approximately $380 million, which is included as a component of our business restructuring employee separation charge.

FUTURE CAPITAL REQUIREMENTS

    We believe our cash on hand, availability under our credit facilities and other planned sources of liquidity are currently sufficient to meet our requirements through the end of fiscal year 2002. We cannot assure you, however, that these additional sources of liquidity will be available when needed or that our actual cash requirements will not be greater than we currently expect. As described under ' -- Liquidity -- Credit facilities,' the receipt of proceeds from specified asset sales in excess of a specified threshold results in a reduction in the amount of available borrowings under our credit facilities. If our remaining sources of liquidity are not available or if we cannot generate positive cash flow from operations, we will be required to obtain additional sources of funds through additional operating improvements, asset sales, capital market transactions and financing from third parties or a combination thereof. Although we believe that we have the ability to take these actions, we cannot assure you that these additional sources of funds, if available, would be available on reasonable terms or at all.

AGERE SPIN-OFF UPDATE

    Our agreement with Agere provides that if the Agere distribution was not completed on or before September 30, 2001, we would complete the Agere spin-off as promptly as practicable following our satisfaction or waiver of all conditions of such agreement. This agreement also provides that we may terminate our obligation to complete the distribution if, after consultation with Agere senior management, our board of directors determines, in its sole discretion, that the distribution is not in the best interests of us or our shareowners. The amendments to our credit facilities, completed on August 16, 2001, have delayed our ability to complete the spin-off. We remain committed to completing the process of separating Agere from our company, and we intend to move forward with our distribution of our shares of Agere stock in a tax-free spin-off to our shareowners. However, we cannot assure you that the conditions to our obligation to complete the distribution will be satisfied by a particular date or that the terms and conditions of our indebtedness will permit the distribution by a particular date or at all.

    The amendments to our credit facilities revised the conditions necessary for us to secure a release of the pledge of Agere stock we own. The pledge can be released and the distribution can occur at our request if all the following terms and conditions as defined under the credit facilities are met:

   - no event of default exists under the credit facilities;

   - we have generated positive EBITDA for the fiscal quarter immediately preceding the distribution;

   - we meet a minimum current asset ratio;

   - we have received $5.0 billion in cash from certain non-operating sources;
     and

  - the 364-day $2 billion credit facility has been terminated and the $2 billion credit facility, expiring in February 2003, has been reduced to $1.75 billion or less.

    The current terms of our credit facilities will not allow the distribution unless, at the time of the distribution, we have generated $5.0 billion of additional funds or reduction in debt from specified non-operating sources. As of November 16, 2001, we had generated $4.8 billion of funds to satisfy this requirement ($1.8 billion of proceeds from our issuance of redeemable convertible preferred stock, $572 million of proceeds received from the transaction involving our Oklahoma and Ohio manufacturing operations, $2.1 billion of cash proceeds received from the sale of our optical fiber business, and funds from other specified types of transactions of approximately $300 million). We expect to raise the additional proceeds to satisfy the requirement under our credit facilities.

    We have received a private letter ruling from the Internal Revenue Service holding that the distribution of our shares of Agere common stock to our shareowners in the spin-off and to holders of our debt in the debt for equity exchange will be tax free to us and our shareowners. The effectiveness of the original ruling was conditioned on completion of the spin-off by September 30, 2001. However, we have received a supplemental ruling from the Internal Revenue Service that maintains the effectiveness of the original ruling so long as the spin-off is completed on or before June 30, 2002. The supplemental ruling also favorably resolves certain additional tax issues arising from the issuance of preferred stock.

CUSTOMER FINANCING

    The following table presents our customer financing commitments at September 30, 2001 and September 30, 2000 (dollars in billions):

                                     SEPTEMBER 30, 2001                 SEPTEMBER 30, 2000
                               -------------------------------   --------------------------------
                                 TOTAL                           TOTAL LOANS
                               LOANS AND                             AND
                               GUARANTEES   LOANS   GUARANTEES   GUARANTEES    LOANS   GUARANTEES
                               ----------   -----   ----------   ----------    -----   ----------
Drawn commitments............     $3.0      $2.6       $0.4         $2.0       $1.3       $0.7
Available but not drawn......      1.4       1.4         --          3.9        3.3        0.6
Not available................      0.9       0.6        0.3          2.2        2.1        0.1
                                  ----      ----       ----         ----       ----       ----
    Total commitments........     $5.3      $4.6       $0.7         $8.1       $6.7       $1.4
                                  ----      ----       ----         ----       ----       ----
                                  ----      ----       ----         ----       ----       ----

    Some of our customers worldwide are requiring their suppliers to arrange or provide long-term financing for them as a condition of obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to more than a billion dollars. We use a disciplined credit evaluation and business review process that takes into account the credit quality of individual borrowers and their related business plans, as well as market conditions. We consider requests for financing on a case-by-case basis and offer financing only after careful review. As market conditions permit, our intention is to sell or transfer these long-term financing arrangements, which may include both commitments and drawn-down borrowings, to financial institutions and other investors. This enables us to reduce the amount of our commitments and free up additional financing capacity. As part of the revenue recognition process, we determine whether the notes receivable under these contracts are reasonably assured of collection based on various factors, including our ability to sell these notes.

    Our credit process monitors the drawn and undrawn commitments and guarantees of debt to our customers. Customers are reviewed on a quarterly or annual basis depending upon their risk profile. As part of our review, we assess the customer's short-term and long-term liquidity position, current operating performance versus plan, execution challenges facing the company, changes in competitive landscape, industry and macroeconomic conditions, and changes to management and sponsors. Depending upon the extent of any deterioration of a customer's credit profile or non-compliance with our legal documentation, we undertake actions that could include canceling the commitment, compelling the borrower to take corrective measures, and increasing efforts to mitigate potential losses. These actions are designed to mitigate unexpected events that could have an impact on our future results of operations and cash flows; however, there can be no assurance that this will be the case. Adverse industry conditions, such as the continued softening in the CLEC market, have negatively affected the creditworthiness of several customers that participate in our customer financing program. For the year ended September 30, 2001, we recorded provisions for uncollectibles and customer financings of $2.2 billion, of which approximately $1.3 billion was related to three customer finance projects, including Winstar and One.Tel. On April 18, 2001, Winstar filed for Chapter 11 protection and in late May 2001, One.Tel filed for voluntary administration (e.g. bankruptcy) and subsequently announced that it will be liquidated and its assets sold. We have built a mobile fiber-optic network for One.Tel, which is substantially complete. During November 2001, we entered into an agreement with the liquidator affirming our ownership of the network. Reserves associated with total drawn commitments were $2.1 billion, reflecting a net exposure of approximately $900 million.

    Our overall customer financing exposure, coupled with a continued decline in telecommunications market conditions, negatively affected revenue, results of operations and cash flows in fiscal year 2001. We will continue to provide or commit to financing where appropriate for our business. Our ability to arrange or provide financing for our customers will depend on a number of factors, including our capital structure, credit rating and level of available credit, and our continued ability to sell or transfer commitments and drawn-down borrowings on acceptable terms. Due to recent economic uncertainties and reduced demand for financings in capital and bank markets, we may be required to continue to hold certain customer financing obligations for longer periods prior to the sale to third-party lenders. In addition, specific risks associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks may require us to hold certain customer financing obligations over a longer term. Any unexpected developments in our customer financing arrangements could negatively affect revenue, results of operations and cash flows in the future. In addition, we may be required to record additional reserves related to customer financing in the future.

RISK MANAGEMENT

    We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition. We manage our exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. We use the term hedge to mean a strategy designed to manage risks of volatility in prices or rate movements on certain assets, liabilities or anticipated transactions and by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. We use derivative financial instruments as risk management tools and not for trading or speculative purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to nonperformance on such instruments. Our risk management objective is to minimize the effects of volatility on our cash flows by identifying the recognized assets and liabilities or forecasted transactions exposed to these risks and appropriately hedging them with either forward contracts or, to a lesser extent, option contracts, swap derivatives or by embedding terms into certain contracts that affect the ultimate amount of cash flows under the contract. We generally do not hedge our credit risk on customer receivables.

FOREIGN CURRENCY RISK

    We use foreign exchange forward contracts and, to a lesser extent, option contracts to minimize exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to non-U.S. customers and purchases from non-U.S. suppliers will be adversely affected by changes in exchange rates. Foreign exchange forward and option contracts are utilized for recognized receivables and payables, firmly committed or anticipated cash inflows and outflows. The use of these derivative financial instruments allows us to reduce our overall exposure to exchange rate movements, since the gains and losses on these contracts substantially offset losses and gains on the assets, liabilities and transactions being hedged. Cash inflows and outflows denominated in the same foreign currency are netted on a legal entity basis and the corresponding net cash flow exposure is appropriately hedged. We do not hedge our net investment in non-U.S. entities because we view those investments as long-term in nature.

    As of September 30, 2001, our primary net foreign currency market exposures were as follows (dollars in millions):

                                                                                               IMPACT ON DERIVATIVE
                                                                                                CONTRACTS OF A 10%
                                                                             FAIR VALUE OF       DEPRECIATION OF
                              FOREIGN CURRENCY       NOTIONAL AMOUNTS OF      FORWARD AND      FOREIGN CURRENCY VS.
                            TRANSACTION EXPOSURE     FORWARD AND OPTION    OPTION CONTRACTS    THE U.S. DOLLAR GAIN
        CURRENCY           LONG (SHORT) POSITIONS      HEDGE CONTRACTS     ASSET (LIABILITY)          (LOSS)
        --------           ----------------------      ---------------     -----------------          ------
Euro and legacy
  currencies.............           $ 548                  $ 488                  $ 4                  $ 49
Brazilian real...........             163                    163                   (4)                   16
Japanese yen.............             (32)                    23                   (6)                   (2)
Australian dollar........             136                    132                    6                    13
Danish kroner............            (236)                   235                    2                   (24)
New Zealand dollar.......              95                     89                    4                     9

    The exposure positions above represent a portfolio containing all identified booked and firmly committed exposures and 50% of the first six months of all identified anticipated exposures, which is used as a benchmark by us for risk management purposes. The hedge contracts represent the actual external derivative transactions executed with financial counterparties to offset our net exposure. The exposure and hedge positions are not always equal due to the fact that some anticipated exposures included within these portfolios may be hedged as little as 25% or as much as 100%, as deemed appropriate in accordance with our corporate policy.

    The fair value of foreign exchange forward and option contracts is subject to changes in foreign currency exchange rates. For the purposes of assessing specific risks, we use a sensitivity analysis to determine the effects that market risk exposures may have on the fair value of our financial instruments and results of operations. The financial instruments included in our sensitivity analysis are foreign currency forward and option contracts. Such contracts generally have durations of one to three months and are primarily used to hedge recognized receivables and payables and anticipated transactions, and to a lesser extent, unrecognized firm commitments. The sensitivity analysis excludes the value of foreign currency denominated receivables and payables (other than loans) because of their short maturities. To perform the sensitivity analysis, we assess the risk of loss in fair values from the effect of a hypothetical 10% change in the value of foreign currencies, assuming no change in interest rates. However, these calculated exposures do not generally affect our use of derivative financial instruments as described above. For contracts outstanding as of September 30, 2001 and 2000, a 10% appreciation in the value of foreign currencies against the U.S. dollar from the prevailing market rates would result in an incremental pretax net unrealized loss of approximately $63 million and $71 million, respectively. Conversely, a 10% depreciation in these currencies from the prevailing market rates would result in an incremental pretax net unrealized gain of approximately $63 million and $71 million, as of September 30, 2001 and 2000, respectively. Consistent with the nature of the economic hedge of such foreign exchange forward and option contracts, such unrealized gains or losses would be offset by corresponding decreases or increases, respectively, of the underlying instrument or transaction being hedged.

    The model to determine sensitivity assumes a parallel shift in all foreign currency exchange spot rates, although exchange rates rarely move in the same direction. Additionally, the amounts above do not necessarily represent the actual changes in fair value we would incur under normal market conditions because all variables other than the exchange rates are held constant in the calculations. We have not changed our foreign exchange risk management strategy from the prior year. We are reviewing plans to further centralize the foreign exchange and liquidity management needs of many of our operating subsidiaries under the model of an in-house bank. While this implementation would not change the fundamental objective of our foreign currency risk management policy, it is expected to yield benefits by way of economic efficiency, process efficiency and improved visibility of financial flows. In conjunction with this, we foresee replacing our existing sensitivity analysis of foreign exchange and interest rate instruments with one based on value-at-risk or similar methodologies commonly accepted within financial markets.

    While we hedge certain foreign currency transactions, the decline in value of non-U.S. dollar currencies may, if not reversed, adversely affect our ability to contract for product sales in U.S. dollars because our products may become more expensive to purchase in U.S. dollars for local customers doing business in the countries of the affected currencies.

INTEREST RATE RISK

    We use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments and, to a lesser extent, interest rate swaps to manage the interest rate mix of our total debt portfolio and related cash flows. To manage this mix in a cost-effective manner, we, from time to time, may enter into interest rate swap agreements in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts. We had no material interest rate swap agreements in effect at September 30, 2001 or September 30, 2000. The objective of maintaining the mix of fixed and floating rate debt is to mitigate the variability of cash flows resulting from interest rate fluctuations as well as reduce the cash flows attributable to debt instruments. Our portfolio of customer finance notes receivable predominantly comprises variable-rate notes at LIBOR plus a stated percentage and subjects us to variability in cash flows and earnings for the effect of changes in LIBOR. We do not enter into derivative transactions on our cash equivalents and short-term investments, since our relatively short maturities do not create significant risk.

    The fair value of our fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes would result in gains/losses in the market value of this debt due to the differences between the market interest rates and rates at the inception of the debt obligation. We perform a sensitivity analysis on our fixed-rate long-term debt to assess the risk of changes in fair value. These debt instruments have original maturities ranging from five years to 30 years. The model to determine sensitivity assumes a hypothetical 150 basis point parallel shift in interest rates. At September 30, 2001 and 2000, a 150 basis point increase in interest rates would reduce the market value of our fixed-rate long-term debt by approximately $191 million and $317 million, respectively. Conversely, a 150 basis point decrease in interest rates would result in a net increase in the market value of our fixed-rate long-term debt outstanding at September 30, 2001 and 2000 of approximately $232 million and $397 million, respectively. Our sensitivity analysis on debt obligations excludes commercial paper, variable-rate debt instruments, secured borrowings and bank loans because the changes in interest rates would not significantly affect the fair value of such instruments. Interest rate swaps have also been excluded from the sensitivity analysis since they are not material.

    The earnings and cash flows to be received under our variable-rate customer finance notes or paid under our credit facilities are sensitive to changes in LIBOR. These notes have original maturities ranging from one year to 10 years. To determine the specific risks on earnings and cash flows from this portfolio, a sensitivity analysis was performed with a model assuming a 150 basis point parallel shift in LIBOR. Under this model, the maximum annual variability on earnings and cash flows we could experience on this portfolio as of September 30, 2001 would be approximately $36 million. However, this model does not necessarily reflect the actual volatility we would experience because interest income on certain notes is not recognized until collected; certain notes provide for interest to be capitalized to the principal balance and notes may be sold off to third parties in the normal course of business.

    We have not changed our interest rate risk management strategy from the prior year and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we are considering expanding the use of interest rate swaps in the near future on our debt obligations.

EQUITY PRICE RISK

    Our investment portfolio consists of equity investments accounted for under the cost and equity methods as well as equity investments in publicly-held companies that are classified as available-for-sale. These available-for-sale securities are exposed to price fluctuations and are generally concentrated in the high-technology communications industry, many of which are small capitalization stocks. At

September 30, 2001, the fair value of one available-for-sale security totaled $48 million out of a total available-for-sale portfolio valued at $58 million. We generally do not hedge our equity price risk, however, on occasion, we may use equity derivative financial instruments that are subject to equity price risks to complement our investment strategies. As of September 30, 2001, a 20% adverse change in equity prices would result in an approximate $12 million decrease in the fair value of our available-for-sale securities. As of September 30, 2001, we had no outstanding hedging instruments for our equity price risk. The model to determine sensitivity assumes a corresponding shift in all equity prices; however, equity prices on individual companies dispersed across many different industries may not always move in the same direction. This analysis excludes stock purchase warrants as we do not believe that the value of such warrants is significant.

IN-PROCESS RESEARCH AND DEVELOPMENT ('IPRD')

    In connection with the acquisitions in fiscal years 2000 and 1999 of Chromatis, Spring Tide and Stratus, we allocated non-tax impacting charges of $428 million, $131 million and $267 million, respectively, of the total purchase price to IPRD. As part of the process of analyzing each of these acquisitions, we made a decision to buy technology that had not yet been commercialized rather than develop the technology internally. We based this decision on a number of factors including the amount of time it would take to bring the technology to market. We also considered Bell Labs' resource allocation and its progress on comparable technology, if any. We expect to use the same decision process in the future.

    We estimated the fair value of IPRD for each of the above acquisitions using an income approach. This involved estimating the fair value of the IPRD using the present value of the estimated after-tax cash flows expected to be generated by the IPRD, using risk-adjusted discount rates and revenue forecasts as appropriate. The selection of the discount rate was based on consideration of our weighted average cost of capital, as well as other factors, including the useful life of each technology, profitability levels of each technology, the uncertainty of technology advances that were known at the time, and the stage of completion of each technology. We believe that the estimated IPRD amounts so determined represented fair value and did not exceed the amount a third party would pay for the projects.

    Where appropriate, we deducted an amount reflecting the contribution of the core technology from the anticipated cash flows from an IPRD project. At the date of acquisition, the IPRD projects had not yet reached technological feasibility and had no alternative future uses. Accordingly, the value allocated to these projects was capitalized and immediately expensed at acquisition. If the projects are not successful or are not completed in a timely manner, our anticipated product pricing and growth rates may not be achieved and we may not realize the financial benefits expected from the projects.

    Set forth below are descriptions of significant acquired IPRD projects:

STRATUS

    On October 20, 1998, Ascend completed the purchase of Stratus. Stratus was a manufacturer of fault-tolerant computer systems. The allocation to IPRD of $267 million ($24 million of IPRD was subsequently reversed in March 1999) represented its estimated fair value using the methodology described above. The primary projects that made up the IPRD were as follows: HP-UX, Continuum 1248, Continuum 448, M708, SPHINX, HARMONY, LNP, CORE IN, Personal Number Portability, Signaling System 7 Gateway and Internet Gateway.

    Revenues attributable to the projects were estimated to be $84 million in 1999 and $345 million in 2000. Revenue was expected to peak in fiscal year 2002 and decline thereafter through the end of the product's life (2009) as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 310% in fiscal year 2000 to 6% in fiscal year 2002 and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the projects were expected to be $48 million.

    A risk-adjusted discount rate of 35% was used to discount projected cash flows.

    The actual results to date have been consistent, in all material respects, with our assumptions at the time of the acquisition, except as noted below. During fiscal year 1999, product development relating to the HARMONY, SPHINX and Continuum 448 projects was discontinued due to our reprioritization of product direction. In addition, it was decided that development relating to the Continuum 1248 project would cease by the quarter ended December 31, 1999. Consequently, we did not realize the forecasted revenues from these projects. During fiscal year 2001, substantially all of the goodwill and acquired intangibles related to the purchase of Stratus were written off as part of our restructuring program, which resulted in the exit of all but two of the remaining projects within the original portfolio.

CHROMATIS NETWORKS

    On June 28, 2000, we completed the purchase of Chromatis. Chromatis was involved in the development of next-generation optical transport solutions that provide telecommunications carriers with improvements in the cost, efficiency, scale and management of multiservice metropolitan networks. The allocation to IPRD of $428 million represented its estimated fair value using the methodology described above. The $428 million was allocated to the first generation of its metro optical product, which was expected to integrate data, voice and video services on metropolitan networks and combine this traffic onto a wave division multiplexing ('WDM') system.

    Revenues attributable to the metro optical product were estimated to be $375 million in fiscal year 2001 and $1 billion in fiscal year 2002. Revenue was expected to peak in fiscal year 2005 and decline thereafter through the end of the product's life as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 196% in fiscal year 2002 to 10% in fiscal year 2004 and be negative for the remainder of the projection period. At the acquisition date, costs to complete the research and development efforts related to the product were expected to be $7.8 million.

    A risk-adjusted discount rate of 25% was used to discount projected cash flows.

    As part of our restructuring program in fiscal year 2001, the Chromatis product portfolio was discontinued and all of the remaining assets, primarily goodwill and other acquired intangibles, were written off.

SPRING TIDE NETWORKS

    On September 19, 2000, we completed the purchase of Spring Tide. Spring Tide was involved in the development of carrier-class network equipment that enables service providers to offer new, value-added Internet protocol ('IP') services and virtual private networks with low cost and complexity. Spring Tide was involved in the development of Versions 2.0 and 2.1 of the IP Service Switch, the next generations of Spring Tide's flagship product. The allocation to IPRD of $131 million represented their estimated fair value using the methodology described above. Approximately $128 million was allocated to the next-generation IP Service Switch products, carrier-class platforms that will combine the connectivity of a remote access server, the network intelligence of a remote access server, and the switching capacity and quality of service capabilities of an ATM switch in one integrated solution. The remaining $3 million was allocated to projects designed to enhance the capabilities and decrease production costs associated with the IP Service Switch.

    Revenues attributable to the IP Service Switch products were estimated to be $109 million in fiscal year 2001 and $337 million in fiscal year 2002. Revenue was expected to peak in fiscal year 2006 and decline thereafter through the end of the product's life as new product technologies were expected to be introduced by us. Revenue growth was expected to decrease from 209% in 2002 to 4.4% in fiscal year 2006, and be negative for the remainder of the projection period. Although the actual results to date have been significantly less than anticipated at the time of the acquisition, we believe this shortfall will be made up in future years. At the acquisition date, costs to complete the research and development efforts related to the product were expected to be $0.5 million and $4.3 million in fiscal years 2000 and 2001, respectively.

    A risk-adjusted discount rate of 25% was used to discount projected cash flows.

    Given the uncertainties of the development process, the aforementioned estimates are subject to change, and no assurance can be given that deviations from these estimates will not occur. Management expects to continue development of these efforts and believes there is a reasonable chance of successfully completing the development efforts. However, there are risks associated with the completion of the projects and there can be no assurance that the projects will realize either technological or commercial success. Failure to successfully develop and commercialize the IPRD would result in the loss of the expected economic return inherent in the fair value allocation.

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

    We have in place a joint European - United States team representing affected functions within the company that is coordinated by a corporate program office. This team has evaluated our Euro-related issues affecting our pricing/marketing strategy, conversion of information technology systems and existing contracts. We are now in the process of completing the conversion/upgrade of our affected systems, applications, data, contracts, and processes.

    We will continue to evaluate issues involving introduction of the Euro as further accounting, tax and governmental legal and regulatory guidance becomes available. Based on current information and our current assessment, we do not expect that the Euro conversion will have a material adverse effect on our business or financial condition.

RECENT PRONOUNCEMENTS

    See discussion in Note 18 to the consolidated financial statements filed as part of this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Our consolidated financial statements and financial statement schedule are filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                           (AS OF NOVEMBER 30, 2001)

                                                                                       BECAME EXECUTIVE
NAME                                 AGE                     TITLE                        OFFICER ON
----                                 ---                     -----                        ----------
Henry B. Schacht...................  67    Chairman of the Board and Chief Executive        10/00
                                           Officer
Bernardus J.M. Verwaayen...........  49    Vice Chairman                                     9/97
Robert C. Holder...................  55    Executive Vice President                         11/00
William T. O'Shea..................  54    President, Bell Labs and Executive Vice          10/99
                                           President, Strategy and Marketing
Frank A. D'Amelio..................  43    Executive Vice President and Chief                5/01
                                           Financial Officer
Richard J. Rawson..................  49    Senior Vice President, General Counsel and        2/96
                                           Secretary
John A. Kritzmacher................  41    Senior Vice President and Corporate               9/01
                                           Controller

All of the executive officers have held high-level managerial positions and/or directorships with us and, prior to us, with AT&T or its affiliates for more than the past five years, except Mr. Verwaayen who has held his current position since September 1997. Mr. Verwaayen joined us after serving as President of PTT Telecom, the national telecommunications operator of the Netherlands, since
May 1988. He was a co-founder of Unisource, the pan-European alliance of Telia of Sweden, Swiss Telecom and PTT Telecom. On December 12, 2001, the British Telecommunications Group announced the appointment of Mr. Verwaayen as its chief executive officer-designate, effective on January 14, 2002 and CEO on February 1, 2002 when his predecessor leaves office. We have not yet decided if we will appoint a replacement.

    Officers are not elected for a fixed term of office but hold office until their successors have been elected.

    The other information required by Item 10 is included in our proxy statement for our 2002 annual meeting of shareowners. Such information is incorporated herein by reference, pursuant to General Instruction G (3).

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this Item 11 is included in our proxy statement for our 2002 annual meeting of shareowners. Such information is incorporated herein by reference, pursuant to General Instruction G (3).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item 12 is included in our proxy statement for our 2002 annual meeting of shareowners. Such information is incorporated herein by reference, pursuant to General Instruction G (3).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this Item 13 is included in our proxy statement for our 2002 annual meeting of shareowners. Such information is incorporated herein by reference, pursuant to General Instruction G (3).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

(A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE:

(1)  Index to Financial Statements and Financial Statement Schedule.....   47
(2)  Report of Independent Accountants..................................   48
(3)  Financial Statements:
     (i)    Consolidated Statements of Operations.......................   49
     (ii)   Consolidated Balance Sheets.................................   50
     (iii)  Consolidated Statements of Changes in Shareowners' Equity...   51
     (iv)   Consolidated Statements of Cash Flows.......................   52
     (v)    Notes to Consolidated Financial Statements..................   53
(4)  Financial Statement Schedule:
     (i)    Schedule II  --  Valuation and Qualifying Accounts..........   89

    Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a 'significant subsidiary' pursuant to the provisions of Regulation S-X,
Article 3-09.

(5) Exhibits:

    See Exhibit Index on page 90 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included such document.

    We will furnish, without charge, to a security holder upon request a copy of the proxy statement, portions of which are incorporated herein by reference thereto. We will furnish any other exhibit at cost.

(B) REPORTS ON FORM 8-K DURING THE LAST QUARTER OF THE FISCAL YEAR COVERED BY THIS REPORT:

    On August 23, 2001, we filed a Current Report on Form 8-K pursuant to Item 9 (Regulation FD Disclosures) to furnish slides presented at an analyst session held in New York.

    On August 16, 2001, we filed a Current Report on Form 8-K pursuant to
Item 5 (Other Events) to announce that we and the Lenders Party to the 364-Day Revolving Credit Facility Agreement, Amended and Restated 5-Year Revolving Credit Facility Agreement and agreements collateral thereto, all dated as of February 22, 2001, entered into an amendment to each of the above-referenced facilities (the 'Amendments'), which allowed us to implement Phase II of our restructuring program, and to furnish copies of the Amendments.

    On August 2, 2001, we filed a Current Report on Form 8-K pursuant to Item 9 (Regulation FD Disclosures) to furnish the document entitled 'Recent Developments,' which was included in our private offering document for convertible preferred stock dated August 2, 2001.

    On August 1, 2001, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to furnish our July 24, 2001 announcement that we had entered into a definitive agreement with The Furukawa Electric Co., Ltd. for the sale of our optical fiber solutions business and a copy of the related asset and stock purchase agreement.

    On August 1, 2001, we filed a Current Report on Form 8-K pursuant to Item 9 (Regulation FD Disclosures) to furnish the document entitled 'Recent Developments' and a press release announcing our intention to make a private offering of redeemable convertible preferred stock, both of which were issued on July 31, 2001.

    On July 31, 2001, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to furnish the restated consolidated financial information reflecting the treatment of Agere and the power systems business as discontinued operations pursuant to Accounting Principles Board Opinion No. 30, 'Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.' These statements include our restated consolidated financial statements at September 30, 2000 and 1999 and for the years ended September 30, 2000, 1999 and 1998.

    On July 24, 2001, we filed a Current Report on Form 8-K pursuant to Item 9 (Regulation FD Disclosures) to furnish a press release reporting earnings results of our third fiscal quarter.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           LUCENT TECHNOLOGIES INC.

                                           By: /s/ JOHN A. KRITZMACHER
          ----------------------------------------------------------------------
                                             John A. Kritzmacher
                                             Principal Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER
    Henry B. Schacht
        Chief Executive Officer
PRINCIPAL FINANCIAL OFFICER
    Frank A. D'Amelio
        Executive Vice President and
        Chief Financial Officer
PRINCIPAL ACCOUNTING OFFICER                      By: /s/ JOHN A. KRITZMACHER
    John A. Kritzmacher                               -----------------------
        Senior Vice President and                     John A. Kritzmacher
        Corporate Controller                          (attorney-in-fact)
                                                      December 28, 2001
DIRECTORS
    Paul A. Allaire
    Betsy S. Atkins
    Carla A. Hills
    Henry B. Schacht
    Franklin A. Thomas
    John A. Young

                                                                PAGE
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE  ----
Report of Independent Accountants............................    48
Consolidated Statements of Operations for each of the three
  years in the period ended September 30, 2001...............    49
Consolidated Balance Sheets as of September 30, 2001 and
  2000.......................................................    50
Consolidated Statements of Changes in Shareowners' Equity for
  each of the three years in the period ended September 30,
  2001.......................................................    51
Consolidated Statements of Cash Flows for each of the three
  years in the period ended September 30, 2001...............    52
Notes to Consolidated Financial Statements...................    53

Financial Statement Schedule:
    Schedule II  --  Valuation and Qualifying Accounts for
     each of the three years in the period ended
     September 30, 2001......................................    89

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareowners of LUCENT TECHNOLOGIES INC.:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Lucent Technologies Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 5 to the consolidated financial statements, in 2001 the Company changed its accounting methods for revenue recognition and for derivative financial instruments. As discussed in Notes 1 and 12, in 2000 and 1999 the Company changed its accounting methods for computer software developed or obtained for internal use and for calculating annual net pension and postretirement benefit costs, respectively.

PRICEWATERHOUSECOOPERS LLP

New York, New York
October 23, 2001,
except for the fifth paragraph of Note 10 and Note 19, as to which the date is November 20, 2001

                   LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               YEARS ENDED SEPTEMBER 30,
                                                              ----------------------------
                                                                2001      2000      1999
                                                                ----      ----      ----
Revenues....................................................  $ 21,294  $ 28,904  $ 26,993
Costs.......................................................    19,236    17,190    14,024
                                                              --------   -------  --------
Gross margin................................................     2,058    11,714    12,969
Operating expenses:
    Selling, general and administrative.....................     7,410     5,610     5,371
    Research and development................................     3,520     3,179     3,536
    Purchased in-process research and development...........        --       559       276
    Business restructuring charges and asset impairments....    10,157        --        --
                                                              --------   -------  --------
        Total operating expenses............................    21,087     9,348     9,183
                                                              --------   -------  --------
Operating income (loss).....................................   (19,029)    2,366     3,786
Other income (expense) -- net...............................      (357)      333       357
Interest expense............................................       518       342       318
                                                              --------   -------  --------
Income (loss) from continuing operations before provision
  (benefit) for income taxes................................   (19,904)    2,357     3,825
Provision (benefit) for income taxes........................    (5,734)      924     1,456
                                                              --------   -------  --------
Income (loss) from continuing operations....................   (14,170)    1,433     2,369
Income (loss) from discontinued operations (net of taxes)...    (3,172)     (214)    1,112
                                                              --------   -------  --------
Income (loss) before extraordinary item and cumulative
  effect of accounting changes..............................   (17,342)    1,219     3,481
Extraordinary gain (net of taxes)...........................     1,182        --        --
Cumulative effect of accounting changes (net of taxes)......       (38)       --     1,308
                                                              --------   -------  --------
Net income (loss)...........................................   (16,198)    1,219     4,789
Preferred stock dividends and accretion.....................       (28)       --        --
                                                              --------   -------  --------
Net income (loss) applicable to common shareowners..........  $(16,226)  $ 1,219  $  4,789
                                                              --------   -------  --------
                                                              --------   -------  --------
Earnings (loss) per common share -- basic
    Income (loss) from continuing operations................  $  (4.18)  $  0.44   $  0.76
    Net income (loss) applicable to common shareowners......  $  (4.77)  $  0.38   $  1.54
Earnings (loss) per common share -- diluted
    Income (loss) from continuing operations................  $  (4.18)  $  0.43   $  0.74
    Net income (loss) applicable to common shareowners......  $  (4.77)  $  0.37   $  1.49

Weighted average number of common shares
  outstanding -- basic......................................   3,400.7   3,232.3   3,101.8
Weighted average number of common shares
  outstanding -- diluted....................................   3,400.7   3,325.9   3,218.5

                See Notes to Consolidated Financial Statements.

                   LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                                  2001            2000
                                                                  ----            ----
                           ASSETS
Cash and cash equivalents...................................    $  2,390        $  1,467
Receivables, less allowance of $634 in 2001 and $479 in
  2000......................................................       4,594           8,782
Inventories.................................................       3,646           5,100
Contracts in process, net of progress billings of $7,841 in
  2001 and $6,744 in 2000...................................       1,027           1,881
Deferred income taxes, net..................................       2,658           1,101
Other current assets........................................       1,788           1,575
Net current assets of discontinued operations...............          --             634
                                                                --------        --------
    Total current assets....................................      16,103          20,540

Property, plant and equipment, net..........................       4,416           5,046
Prepaid pension costs.......................................       4,958           6,238
Deferred income taxes, net..................................       2,695              33
Goodwill and other acquired intangibles, net of accumulated
  amortization of $1,768 in 2001 and $852 in 2000...........       1,466           6,463
Other assets................................................       2,724           3,560
Net long-term assets of discontinued operations.............       1,302           5,632
                                                                --------        --------
    Total assets............................................    $ 33,664        $ 47,512
                                                                --------        --------
                                                                --------        --------

                        LIABILITIES
Accounts payable............................................    $  1,844        $  2,583
Payroll and benefit-related liabilities.....................       1,500           1,010
Debt maturing within one year...............................       1,135           3,468
Other current liabilities...................................       5,285           3,099
Net current liabilities of discontinued operations..........         405              --
                                                                --------        --------
    Total current liabilities...............................      10,169          10,160

Postretirement and postemployment benefit liabilities.......       5,481           5,395
Long-term debt..............................................       3,274           3,030
Deferred income taxes, net..................................         152           1,203
Other liabilities...........................................       1,731           1,552
                                                                --------        --------
    Total liabilities.......................................      20,807          21,340

Commitments and contingencies

8.00% redeemable convertible preferred stock................       1,834              --

                    SHAREOWNERS' EQUITY

Preferred stock -- par value $1.00 per share;
  issued and outstanding shares: none.......................          --              --
Common stock -- par value $.01 per share;
  Authorized shares: 10,000,000,000; 3,414,815,908 issued
  and 3,414,167,155 outstanding shares at September 30, 2001 and 3,384,332,104 issued and outstanding shares at
  September 30, 2000........................................          34              34
Additional paid-in capital..................................      21,702          20,374
Retained earnings (accumulated deficit).....................     (10,272)          6,129
Accumulated other comprehensive income (loss)...............        (441)           (365)
                                                                --------        --------
    Total shareowners' equity...............................      11,023          26,172
                                                                --------        --------
    Total liabilities, redeemable convertible preferred
      stock and shareowners' equity.........................    $ 33,664        $ 47,512
                                                                --------        --------
                                                                --------        --------

                See Notes to Consolidated Financial Statements.

                   LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREOWNERS' EQUITY
                             (DOLLARS IN MILLIONS)

                                                                      RETAINED      ACCUMULATED
                                                       ADDITIONAL     EARNINGS         OTHER          TOTAL          TOTAL
                                    PREFERRED  COMMON   PAID-IN     (ACCUMULATED   COMPREHENSIVE   SHAREOWNERS'  COMPREHENSIVE
                                      STOCK    STOCK    CAPITAL       DEFICIT)     INCOME (LOSS)      EQUITY     INCOME (LOSS)
                                      -----    -----    -------       --------     -------------      ------     -------------
Balance at October 1, 1998........  $ --       $ 31     $ 6,725       $  1,487        $ (283)        $ 7,960
Net income (excluding
 undistributed S-Corporation
 earnings)........................                                       4,781                                      $  4,781
Foreign currency translation
 adjustment.......................                                                       (33)                            (33)
Unrealized holding gains on
 certain investments (net of tax
 of $235).........................                                                       307                             307
Reclassification adjustment for
 realized holding gains on certain
 investments (net of tax benefit
 of $178).........................                                                      (246)                           (246)
Effect of immaterial poolings.....                          106            (26)
Common stock dividends declared...                                        (222)
Issuance of common stock..........                          745
Tax benefit from employee stock
 options..........................                          394
Adjustment to conform pooled
 companies' fiscal year...........                                         170
Other.............................                           (9)            (2)           11                              19
                                     ------     ---     -------       --------         -----         -------        --------
   Total comprehensive income.....                                                                                  $  4,828
                                                                                                                    --------
Balance at September 30, 1999.....       --      31       7,961          6,188          (244)         13,936
                                     ------     ---     -------       --------         -----         -------
Net income........................                                       1,219                                      $  1,219
Foreign currency translation
 adjustment.......................                                                      (185)                           (185)
Reclassification of foreign
 currency translation losses
 realized upon spin-off of
 Avaya............................                                                        64                              64
Unrealized holding gains on
 certain investments (net of tax
 of $124).........................                                                       190                             190
Reclassification adjustment for
 realized holding gains on certain
 investments (net of tax benefit
 of $126).........................                                                      (194)                           (194)
Common stock dividends declared...                                        (254)
Issuance of common stock..........                        1,397
Tax benefit from employee stock
 options..........................                        1,064
Issuance of common stock and
 conversion of stock options for
 acquisitions.....................                3       9,901
Other.............................                           45            (15)            2                               2
Spin-off of Avaya.................                            6         (1,009)            2
                                     ------     ---     -------       --------         -----         -------        --------
   Total comprehensive income.....                                                                                  $  1,096
                                                                                                                    --------
Balance at September 30, 2000.....       --      34      20,374          6,129          (365)         26,172
                                     ------     ---     -------       --------         -----         -------
Net loss..........................                                     (16,198)                                     $(16,198)
Foreign currency translation
 adjustment (net of tax benefit of
 $16 related to temporary
 investments in foreign
 operations)......................                                                       (30)                            (30)
Reclassification of foreign
 currency translation losses
 realized upon the sale of foreign
 entities (net of tax of $2)......                                                        (3)                             (3)
Unrealized holding losses on
 certain investments (net of tax
 benefit of $72)..................                                                       (95)                            (95)
Reclassification adjustment for
 realized holding gains and
 impairment losses on certain
 investments (net of tax of
 $32).............................                                                        50                              50
Cumulative effect of accounting
 change (SFAS 133)................                                                        11                              11
Agere initial public offering.....                          922
Preferred stock dividends and
 accretion........................                          (28)
Common stock dividends declared...                                        (205)
Tax benefit from employee stock
 options..........................                           18
Issuance of common stock..........                          234
Compensation on equity-based
 awards...........................                           87
Other.............................                           95              2            (9)                             (9)
                                     ------    ---      -------       --------         -----         -------        --------
   Total comprehensive loss.......                                                                                 $ (16,274)
                                                                                                                    --------
                                                                                                                    --------
Balance at September 30, 2001.....  $    --    $ 34    $ 21,702      $ (10,272)       $ (441)       $ 11,023
                                     ------     ---     -------       --------         -----         -------
                                     ------     ---     -------       --------         -----         -------

                See Notes to Consolidated Financial Statements.

                   LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN MILLIONS)

                                                                YEARS ENDED SEPTEMBER 30,
                                                              -----------------------------
                                                                2001      2000       1999
                                                                ----      ----       ----
Operating Activities
Net income (loss)........................................... $ (16,198)  $ 1,219   $  4,789
   Less: Income (loss) from discontinued operations.........    (3,172)     (214)     1,112
       Extraordinary gain...................................     1,182        --         --
       Cumulative effect of accounting changes..............       (38)       --      1,308
                                                             ---------   -------   --------
Income (loss) from continuing operations....................   (14,170)    1,433      2,369
Adjustments to reconcile income (loss) from continuing
 operations to net cash used in operating activities, net of effects of acquisitions and dispositions of businesses:
   Non-cash portion of business restructuring charges and
     asset impairments......................................     9,322        --        127
   Business restructuring reversal..........................        --        (5)      (108)
   Depreciation and amortization............................     2,536     1,667      1,282
   Provision for uncollectibles and customer financings.....     2,249       505         66
   Tax benefit from employee stock options..................        18     1,064        394
   Deferred income taxes....................................    (5,935)      491        936
   Purchased in-process research and development............        --       559          2
   Net pension and postretirement benefit credit............    (1,137)     (822)      (481)
   Adjustment to conform pooled companies' fiscal years.....        --        11        170
   Other adjustments for non-cash items.....................       495      (258)        65
Changes in operating assets and liabilities:
   Decrease (increase) in receivables.......................     3,627    (1,626)    (3,150)
   Decrease (increase) in inventories and contracts in
     process................................................       881    (2,242)    (1,631)
   (Decrease) increase in accounts payable..................      (759)      263        636
   Changes in other operating assets and liabilities........      (548)   (1,743)    (2,296)
                                                             ---------   -------   --------
Net cash used in operating activities from continuing
 operations.................................................    (3,421)     (703)    (1,619)
                                                             ---------   -------   --------
Investing Activities
   Capital expenditures.....................................    (1,390)   (1,915)    (1,387)
   Proceeds from the sale or disposal of property, plant and
     equipment..............................................       177        26         78
   Dispositions of businesses...............................     2,615       250         16
   Proceeds from the sale of manufacturing operations.......       572        --         --
   Acquisitions of businesses -- net of cash acquired.......        --       (52)      (176)
   Sales or maturity of investments.........................        57       820      1,358
   Purchases of investments.................................      (101)     (680)      (872)
   Other investing activities...............................        21        (8)       (83)
                                                             ---------   -------   --------
Net cash provided by (used in) investing activities from
 continuing operations......................................     1,951    (1,559)    (1,066)
                                                             ---------   -------   --------
Financing Activities
   Net borrowings under credit facilities...................     3,500        --         --
   Net (repayments of) proceeds from other short-term
     borrowings.............................................    (2,147)    1,355        705
   Payment of credit facility fees..........................      (119)       --         --
   Issuance of long-term debt...............................       302        72      2,193
   Repayments of long-term debt.............................      (754)     (387)       (11)
   Issuance of redeemable convertible preferred stock.......     1,831        --         --
   Issuance of common stock.................................       222     1,444        725
   Dividends paid on common stock...........................      (204)     (255)      (222)
   Other financing activities...............................        (6)       --        (40)
                                                             ---------   -------   --------
Net cash provided by financing activities from continuing
 operations.................................................     2,625     2,229      3,350
Effect of exchange rate changes on cash and cash
 equivalents................................................         4        10         41
                                                             ---------   -------   --------
Net cash provided by (used in) continuing operations........     1,159       (23)       706
Net cash used in discontinued operations....................      (236)     (196)      (164)
                                                             ---------   -------   --------
Net increase (decrease) in cash and cash equivalents........       923      (219)       542
Cash and cash equivalents at beginning of year..............     1,467     1,686      1,144
                                                             ---------   -------   --------
Cash and cash equivalents at end of year.................... $   2,390   $ 1,467   $  1,686
                                                             ---------   -------   --------
                                                             ---------   -------   --------

                See Notes to Consolidated Financial Statements.

                            LUCENT TECHNOLOGIES INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

    The consolidated financial statements include all majority-owned subsidiaries in which Lucent Technologies Inc. ('Lucent' or 'the Company') exercises control. Investments in which Lucent exercises significant influence, but which it does not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. All material intercompany transactions and balances have been eliminated. Except as otherwise noted, all amounts and disclosures have been restated to reflect only Lucent's continuing operations (see Note 3).

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined to be necessary.

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

REVENUE RECOGNITION

    Revenue from product sales of hardware and software is generally recognized when persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and determinable, and collection of the resulting receivable, including receivables of customers to which Lucent has provided customer financing, is probable. The determination of whether the collectibility of receivables is reasonably assured is based upon an assessment of the creditworthiness of the customers and Lucent's ability to sell the receivable. In instances where collection or sale of a receivable is not reasonably assured, revenue and the related costs are deferred. The value allocated to elements in a multiple element arrangement is based on objective evidence of relative fair values of each element. Services revenues are generally recognized at time of performance. Revenues and estimated profits on long-term contracts are generally recognized under the percentage-of-completion method of accounting using either a units-of-delivery or a cost-to-cost methodology. Profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately. Lucent makes certain sales through multiple distribution channels including resellers and distributors. For products sold through these distribution channels, revenue is generally recognized when the product is sold by the reseller or distributor to the end user.

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

    Amortization of capitalized software development costs begins when the product is available for general release. Amortization is provided on a product-by-product basis on the straight-line method

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

over periods not exceeding two years. Unamortized capitalized software development costs determined to be in excess of net realizable value of the product are expensed immediately.

    Effective October 1, 1999, Lucent adopted Statement of Position 98-1, 'Accounting for the Costs of Computer Software Developed or Obtained for Internal Use' ('SOP 98-1'). As a result, certain costs of computer software developed or obtained for internal use have been capitalized as part of other assets and are amortized over a three-year period. The impact of adopting SOP 98-1 was a reduction of costs and operating expenses of $206 for the fiscal year ended September 30, 2000.

CASH AND CASH EQUIVALENTS

    All highly liquid investments with original maturities of three months or less are considered to be cash equivalents. These primarily consist of money market funds and to a lesser extent certificates of deposit and commercial paper.

INVENTORIES

    Inventories are stated at the lower of cost (determined principally on a first-in, first-out basis) or market.

CONTRACTS IN PROCESS

    Contracts in process are stated at cost plus accrued profits less progress billings. Net contracts in process balances include unbilled receivables of $358 and $1,272 at September 30, 2001 and 2000, respectively, which are generally billable and collectible within one year.

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

FINANCIAL INSTRUMENTS

    Lucent uses various financial instruments, including foreign exchange forward and option contracts and interest rate swap agreements to manage risk to Lucent by generating cash flows that offset the cash flows of certain transactions in foreign currencies or underlying financial instruments in relation to their amount and timing. Lucent's derivative financial instruments are for purposes other than trading. Lucent's non-derivative financial instruments include letters of credit, commitments to extend credit and guarantees of debt. See Note 5 and Note 15 for further discussions on derivative financial instruments and hedging activities.

    Lucent's investment portfolio consists of equity investments accounted for under the cost and equity methods as well as equity investments in publicly held companies that are generally concentrated in the high-technology communications industry. These investments are included in other assets. Marketable equity securities with readily determinable fair values are classified as available-for-sale securities and reported at fair value. Unrealized gains and losses on the changes in fair value of these securities are reported, net of tax, as a component of accumulated other comprehensive income (loss) until sold (see Note 8). At the time of sale, any such gains or losses are recognized in Other income (expense) -- net. All equity investments are periodically reviewed to determine if declines in fair value below cost basis are other-than-temporary. Significant and sustained decreases in quoted market prices,

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

a series of historic and projected operating losses by the investee or other factors are considered as part of the review. If the decline in fair value has been determined to be other-than-temporary, an impairment loss is recorded in Other income (expense) -- net and the individual security is written down to a new cost basis.

SECURITIZATIONS AND TRANSFERS OF FINANCIAL INSTRUMENTS

    Sales, transfers and securitizations of financial instruments are accounted for under Statement of Financial Accounting Standards ('SFAS') No. 140, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities' ('SFAS 140'). From time to time, Lucent may sell trade receivables and notes receivable with or without recourse and/or discounts in the normal course of business. The receivables are removed from the Consolidated Balance Sheet at the time they are sold. Sales and transfers that do not meet the criteria for surrender of control under SFAS 140 are accounted for as secured borrowings.

    The value assigned to undivided interests retained in securitized trade receivables is based on the relative fair values of the interest retained and sold in the securitization. Fair values are measured by the present value of estimated future cash flows of the securitization facility. See Note 16 for further discussions on securitizations and transfers of financial instruments.

GOODWILL AND OTHER ACQUIRED INTANGIBLES

    Goodwill and other acquired intangibles are amortized on a straight-line basis over the periods benefited, principally in the range of five to 10 years. Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations accounted for as purchases.

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

RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform to the fiscal year 2001 presentation.

2. BUSINESS RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

    On January 24, 2001 and on July 24, 2001, Lucent announced phase I and phase II of its restructuring program. Under the restructuring program, Lucent exited certain non-strategic wireless, optical networking and switching and access product lines and streamlined its cost structure in various businesses and corporate operations. This resulted in a pretax charge to earnings totaling $11,416 for the year ended September 30, 2001. The charge includes restructuring costs of $4,767 and asset write-downs of $6,649. Asset write-downs include inventory write-downs of $1,259, which are recorded as a component of Costs. Lucent expects to complete the restructuring program by the end of fiscal year 2002.

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The following table displays the activity and balances of the restructuring reserve account for the year ended September 30, 2001:

                                                           DEDUCTIONS
                                           -------------------------------------------------
                                                                      Non-      September 30,
                                            Total       Net Cash      Cash          2001
                                            Charge      Payments    Charges       Reserve
                                            -------     --------    -------     ------------
Restructuring costs
    Employee separations..................  $ 3,440      $  179     $ 2,673       $  588
    Contract settlements..................      944         334          --          610
    Facility closings.....................      304           8          --          296
    Other.................................     79(a)        (46)(a)      --          125
                                            -------      ------      ------       ------
        Total restructuring costs.........    4,767         475       2,673        1,619
                                            -------      ------      ------       ------
Asset write-downs
    Goodwill and other acquired
      intangibles.........................    4,081          --       4,081           --
    Inventory (b).........................    1,259          --       1,259           --
    Capitalized software..................      362          --         362           --
    Property, plant and equipment, net....      425          --         425           --
    Other.................................      522          --         522           --
                                            -------      ------      ------       ------
        Total asset write-downs...........    6,649          --       6,649           --
                                            -------      ------      ------       ------
            Total......................... $ 11,416     $   475     $ 9,322      $ 1,619
                                            -------      ------      ------       ------
                                            -------      ------      ------       ------

---------

 (a) Includes proceeds from the sale of a product line.

 (b) At September 30, 2001, the unutilized inventory reserve for restructuring was $689.

EMPLOYEE SEPARATIONS

    Lucent recorded charges during fiscal year 2001 associated with voluntary and involuntary employee separations totaling approximately 39,000 employees, including 8,500 related to a voluntary early-retirement offer to qualified U.S. paid management employees. As of September 30, 2001, approximately 23,700 of these employees had been terminated. In addition 5,300 of employee separations since December 31, 2000, not included in above amounts, were achieved through attrition and divestiture of businesses. The majority of the remaining employee separations are expected to be completed by the end of the second fiscal quarter of 2002. Employee separations impact all of Lucent's business groups and geographic regions. Of the 39,000 employee separations, approximately 70% are management and 60% are involuntary.

    The non-cash portion of the employee separations charge reflects $2,113 of net pension and postretirement termination benefits to certain U.S. employees expected to be funded through Lucent's pension assets and $560 for net pension, postretirement and postemployment benefit curtailment charges. Curtailment charges were recognized since a significant number of expected years of future service of present plan participants either were or will be eliminated (see
Note 12).

CONTRACT SETTLEMENTS

    Contract settlements include settlements of purchase commitments with suppliers of $508 and contract renegotiations or cancellations of contracts with customers of $436. Approximately 50% of total purchase commitments relate to the rationalization of certain optical networking products, including charges relating to the discontinuance of the Chromatis product portfolio. Customer settlements include charges associated with switching and access product rationalizations and the

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Company's strategic decision to limit its investment in research and development in certain wireless technologies.

FACILITY CLOSINGS

    Facility closings reflect the costs associated with the consolidation of offices and production facilities as a result of employee separations, product rationalizations and the transition to contract manufacturing.

GOODWILL AND OTHER ACQUIRED INTANGIBLES

    Impairment losses related to the write-down of goodwill and other acquired intangibles to their fair value was estimated by discounting the expected future cash flows. These impairment charges largely relate to the write-off of $3,707 of goodwill relating to the discontinuance of the Chromatis product portfolio, the write-off of acquired intangibles related to the impairment of the TeraBeam investment and rationalizations of products associated with the DeltaKabel, Stratus and Ignitus acquisitions (see Note 4).

INVENTORY

    Inventory write-downs resulted primarily from optical networking, switching and access and wireless product rationalizations and discontinuances.

OTHER ASSET WRITE-DOWNS

    The remainder of the asset write-downs consisted of property, plant and equipment, capitalized software and other assets associated with Lucent's product and system rationalizations resulting in sales of assets, closures and consolidation of offices, research and development facilities and factories.

3. AGERE INITIAL PUBLIC OFFERING AND DISCONTINUED OPERATIONS

    On December 29, 2000, Lucent completed the sale of its power systems business (see Note 4). On April 2, 2001, Agere Systems Inc. ('Agere'), Lucent's microelectronics business, completed an initial public offering ('IPO') of 600 million shares of Class A common stock, resulting in net proceeds of $3,440 to Agere. As a result of the IPO and the planned spin-off of Agere described below, Lucent recorded an increase to shareowners' equity of $922. In addition, on April 2, 2001, Morgan Stanley exercised its overallotment option to purchase an additional 90 million shares of Agere Class A common stock from Lucent. Morgan Stanley exchanged $519 of Lucent commercial paper for the Agere common shares. This transaction resulted in a gain of $141, which is included in the estimated loss on disposal of Agere. After the exercise of the overallotment option by Morgan Stanley, Lucent owned 57.8% of Agere common stock. If Lucent satisfies certain conditions and terms under its credit facilities (see Note 10), it intends to spin-off Agere through a tax-free distribution to its shareowners. The Company has historically reported Agere and the power systems business as part of a single significant segment. Accordingly, Lucent's consolidated financial statements for all periods presented have been reclassified to reflect Agere and the power systems business as a discontinued business segment in accordance with Accounting Principles Board Opinion No. 30.

    On September 30, 2000, Lucent completed the spin-off of Avaya Inc., Lucent's former enterprise networks business, in a tax-free distribution to its shareowners. The historical carrying amount of the net assets transferred to Avaya was recorded as a stock dividend of $1,009. As a result of the final transfer of assets and liabilities to Avaya, the stock dividend was adjusted by $47 and reflected as a

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

reduction to additional paid-in-capital during fiscal year 2001. This segment has also been treated as a discontinued operation.

    Summarized financial information for the discontinued operations is as follows:

                                                            Years ended September 30,
                                                           ---------------------------
                                                            2001       2000       1999
                                                            ----       ----       ----
Revenues
    Agere and power systems..............................  $  3,838   $  4,909   $  3,624
    Avaya................................................        --      7,607      8,157
                                                           --------   --------   -------
        Total revenues...................................  $  3,838   $ 12,516   $ 11,781
                                                           --------   --------   --------
                                                           --------   --------   --------
Income (loss) from discontinued operations (net of taxes)
    Agere and power systems (a)..........................  $   (151)  $    248   $    657
    Avaya (b)............................................        --        303        455
    Loss on disposal of Agere (a)........................    (3,021)        --         --
    Loss on disposal of Avaya (b)........................        --       (765)        --
                                                           --------   --------   --------
Income (loss) from discontinued operations...............  $ (3,172)  $   (214)  $  1,112
                                                           --------   --------   --------
                                                           --------   --------   --------

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                               2001          2000
                                                               ----          ----
Net assets of discontinued operations (Agere and power
  systems)
    Current assets..........................................  $ 4,022       $ 1,583
    Current liabilities.....................................    4,427 (c)       949
                                                              -------       -------
    Net current assets (liabilities) of discontinued
      operations............................................  $  (405)      $   634
                                                              ------       -------
    Long-term assets........................................  $ 2,625       $ 6,050
    Long-term liabilities...................................    1,323 (d)       418
                                                              -------       -------
    Net long-term assets of discontinued operations.........  $ 1,302       $ 5,632
                                                              -------       -------
                                                              -------       -------

---------

 (a) Agere and power systems' income (loss) from discontinued operations includes income tax provisions of $107, $398 and $296 for fiscal years ended September 30, 2001, 2000 and 1999, respectively.

     The loss on disposal of Agere, net of a tax provision of $39, is composed of Lucent's 57.8% share of the estimated net losses and separation costs of the microelectronics business from the measurement date through the planned spin-off date, partially offset by a gain of $141 associated with Lucent's debt exchange on April 2, 2001, as noted above. The loss on disposal of Agere includes Lucent's share of a $2,762 impairment charge for goodwill and other acquired intangibles primarily associated with the product portfolios of the Ortel Corporation, Herrmann Technology, Inc., and Agere, Inc. acquisitions and costs associated with Agere's restructuring initiatives, separation expenses related to the IPO and expected spin-off and inventory provisions of $563, $99 and $409, respectively. Major components of the restructuring charge include $386 for the rationalization of under-utilized manufacturing facilities and other restructuring-related activities, and $177 for work force reductions. In addition, Agere has recorded a $538 tax valuation allowance for its deferred tax assets.

 (b) Avaya's income from discontinued operations for the years ended
     September 30, 2000 and 1999 is net of applicable income taxes of $160 and $256, respectively. Income from discontinued operations includes an allocation of Lucent's interest expense totaling $64 and $91 for the fiscal years ended September 30, 2000 and 1999, respectively, based upon the amount of debt assumed by Avaya.
                                              (footnotes continued on next page)

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(footnotes continued from previous page)
   Approximately $780 of commercial paper borrowings was assumed by Avaya as part of the spin-off transaction. The loss on disposal of Avaya, net of a tax benefit of $238, reflects the costs directly associated with the spin-off and the net loss of Avaya between the measurement date and the spin-off date of September 30, 2000. The loss includes those components of the Avaya reorganization plan, including a business restructuring charge and directly-related asset write-downs of $545, recorded during the year, along with transaction costs of $56 for the spin-off. Major components of this restructuring charge include $365 for employee separation and $101 for real estate consolidation.

 (c) Includes $2,500 of short-term debt assumed by Agere (see Note 10) and $565 of reserves associated with Lucent's share of Agere's estimated future losses through the planned spin-off date. On October 4, 2001, Agere repaid $1,000 of this debt.

 (d) Amounts are shown net of the minority interest in the net assets of Agere of $1,026 at September 30, 2001.

    Summarized cash flow information for the discontinued operations is as follows:

                                                               YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               2001      2000      1999
                                                               ----      ----      ----
Net cash provided by operating activities of discontinued
  operations................................................ $  517    $ 1,640   $ 1,269
Net cash used in investing activities of discontinued
  operations................................................   (744)    (1,366)     (812)
Net cash used in financing activities of discontinued
  operations................................................     (9)      (470)     (621)
                                                             ------    -------   -------
Net cash used in discontinued operations.................... $ (236)   $  (196)  $  (164)
                                                             ------    -------   -------
                                                             ------    -------   -------

4. BUSINESS DISPOSITIONS AND COMBINATIONS

DISPOSITIONS

    On December 29, 2000, Lucent completed the sale of its power systems business to Tyco International Ltd. for approximately $2,538 in cash. In connection with the sale, Lucent recorded an extraordinary gain of $1,182 (net of tax expense of $780).

    On August 31, 2001, Lucent received $572 from the closing of its transaction with Celestica Corporation to transition Lucent's manufacturing operations in Oklahoma City, Oklahoma and Columbus, Ohio. At closing, Lucent entered into a five-year supply agreement for Celestica to be the primary manufacturer of its switching and access and wireless networking systems products. Until the inventory is sold to an end user, inventory associated with the transaction remains in Lucent's inventory balance, with a corresponding liability for proceeds received. This inventory amounted to approximately $310 at September 30, 2001. Additionally, Lucent may be required to repurchase up to $90 of this inventory not used within one year of the transaction. The work force related to these two operations is expected to be reduced and/or transferred to Celestica. As a result, Lucent recorded non-cash termination and curtailment charges of approximately $378 during the fiscal year ended September 30, 2001, which were included as a component of Lucent's employee separation restructuring costs (see Note 2).

ACQUISITIONS

    There were no acquisitions by Lucent in the fiscal year ended September 30, 2001.

    The following table presents information about acquisitions by Lucent in the fiscal years ended September 30, 2000 and 1999. All of these acquisitions were accounted for under the purchase method

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

of accounting, and the acquired technology valuation included existing technology, purchased in-process research and development ('IPRD') and other intangibles. All IPRD charges were recorded in the quarter in which the transaction was completed. On a pro forma basis, if the fiscal year 2000 acquisitions had occurred on October 1, 1999, the amortization of goodwill and other acquired intangibles would have increased by approximately $675 for the fiscal year ended September 30, 2000.

                       ACQUISITION      PURCHASE                  EXISTING       OTHER         IPRD
                          DATE           PRICE        GOODWILL   TECHNOLOGY   INTANGIBLES   (AFTER-TAX)
                          ----           -----        --------   ----------   -----------   -----------
2000
Spring Tide(a)            9/00          $ 1,315       $ 1,075      $ 143         $ 14         $ 131
                                    Stock & options
Chromatis(b)(f)           6/00           4,756          4,223        n/a          186           428
                                    Stock & options
DeltaKabel(c)(f)          4/00             52              56        n/a          n/a           n/a
                                          Cash
1999
Stratus(d)(f)             10/98          $ 917         $    0      $ 130         $  4         $ 267*
                                    Stock & options
Other(e)                 various          125              79         14           12            23
                                      Cash & notes

                         AMORTIZATION PERIOD (IN YEARS)
                       -----------------------------------
                                   EXISTING       OTHER
                       GOODWILL   TECHNOLOGY   INTANGIBLES
                       --------   ----------   -----------
2000
Spring Tide(a)              7          7             7
Chromatis(b)(f)             7        n/a           2-7
DeltaKabel(c)(f)            6        n/a           n/a
1999
Stratus(d)(f)             n/a         10             3
Other(e)                 5-10        4-7           7-8

---------

 (a) Spring Tide Networks was a provider of network switching equipment.

 (b) Chromatis Networks Inc. was a supplier of metropolitan optical networking systems.

 (c) DeltaKabel Telecom cv was a developer of cable modem and Internet protocol
     (IP) telephony products and services for the European market.

 (d) Stratus Computer, Inc. was a manufacturer of fault-tolerant computer systems, acquired by Ascend Communications, Inc. ('Ascend').

 (e) Other acquisitions include WaveAccess Ltd.; Quadritek Systems, Inc.; XNT Systems, Inc.; Quantum Telecom Solutions, Inc.; and InterCall Communications and Consulting, Inc.

 (f) In connection with Lucent's restructuring program, an impairment charge for goodwill and other acquired intangibles was recorded in fiscal year 2001 relating to these acquisitions (see Note 2).

 n/a Not applicable.

 * $24 of IPRD was subsequently reversed in March 1999.

    In connection with the acquisitions of Spring Tide and Chromatis, certain key employees were entitled to receive additional Lucent common stock based on the achievement of specified milestones. Lucent recorded compensation expense for these milestones when it was deemed probable that the milestones were met.

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

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

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

TERABEAM CORPORATION

    On April 9, 2000, Lucent and TeraBeam Corporation entered into an agreement to develop TeraBeam's fiberless optical networking system that provides high-speed data networking between local and wide area networks. Under the agreement, Lucent paid cash and contributed research and development assets, intellectual property and free-space optical products, valued in the aggregate at $450. On September 26, 2001, Lucent and TeraBeam agreed to terminate most of the existing arrangements between the parties. Pursuant to this agreement, the 30% interest that Lucent holds in the venture that develops the fiberless optical networking system will be exchanged for a 15% interest in TeraBeam Corporation in the second quarter of fiscal year 2002. As a result of exiting the original arrangement and its evaluation of the restructured investment as of September 30, 2001, Lucent wrote off its remaining investment and goodwill and other acquired intangibles of $328, which is included as part of Lucent's fiscal year 2001 business restructuring charge (see Note 2).

IGNITUS COMMUNICATIONS LLC

    On April 4, 2000, Lucent acquired the remaining 44% of Ignitus Communications LLC, a start-up company that focuses on high-speed optical communications at the network edge, for approximately $33. Lucent previously owned 56% of the company. In connection with Lucent's restructuring program, an impairment charge for goodwill and other acquired intangibles was recorded in fiscal year 2001 relating to the product rationalization of the technology acquired from Ignitus (see Note 2).

SPECTRAN CORPORATION

    On July 21, 1999, Lucent began its cash tender offer for the outstanding shares of SpecTran Corporation, a designer and manufacturer of specialty optical fiber and fiber-optic products. The tender offer expired on August 31, 1999, and Lucent thereafter accepted and paid for shares giving it a 61% interest in SpecTran. The acquisition was accounted for under the purchase method of accounting. On February 4, 2000, Lucent acquired the remaining shares of SpecTran, resulting in a total purchase price of approximately $68. SpecTran Corporation is part of Lucent's optical fiber business, which Lucent sold on November 16, 2001 (see Note 19).

POOLING-OF-INTERESTS MERGERS

    The following table presents information about material mergers by Lucent accounted for under the pooling-of-interests method of accounting in the fiscal years ended September 30, 2000 and 1999:

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                TOTAL SHARES
                                                  OF COMMON
                                       MERGER       STOCK
                                        DATE       ISSUED              DESCRIPTION OF BUSINESS
                                        ----       ------              -----------------------
2000
Excel Switching Corporation
  ('Excel')..........................  11/99      22 million    Developer of programmable switches
International Network Services
  ('INS')(a).........................  10/99      49 million    Provider of network consulting,
                                                                design and integration services
1999
Ascend(b)............................   6/99     371 million    Developer, manufacturer and seller of
                                                                wide area networking equipment
Kenan Systems Corporation............   2/99      26 million    Developer of third-party billing and
                                                                customer care software

---------

 (a) INS previously had a June 30 fiscal year-end. In order to conform the fiscal year-ends for INS and Lucent, INS's results of operations and cash flows for the three months ended September 30, 1999, were not reflected in Lucent's financial statements for the first quarter of fiscal year 2000. INS's revenue and net income for the three months ended September 30, 1999 were $100 and $11, respectively. At September 30, 2000, retained earnings includes an adjustment to reflect the net income recognized by INS for the three months ended September 30, 1999.

 (b) Lucent assumed Ascend stock options equivalent to approximately 65 million shares of Lucent common stock. In connection with the merger, Lucent recorded a third fiscal quarter 1999 charge to operating expenses of approximately $79 (non-tax deductible) for merger-related costs, primarily fees for investment bankers, attorneys, accountants and financial printing. For the nine months ended June 30, 1999, Ascend's historical revenue and net income of $1,610 and $66, respectively, are included in Lucent's historical revenues and income (loss) from continuing operations, respectively, for the year ended September 30, 1999. Intercompany transactions between Lucent and Ascend for the nine months ended June 30, 1999 of $138 and $86 have been eliminated from revenues and income (loss) from continuing operations, respectively, for the year ended September 30, 1999.

    Lucent has also completed other pooling transactions. The historical operations of these entities were not material to Lucent's consolidated results of operations either on an individual or aggregate basis; therefore, prior periods have not been restated for these mergers.

5. ACCOUNTING CHANGES

STAFF ACCOUNTING BULLETIN 101, 'REVENUE RECOGNITION IN FINANCIAL STATEMENTS' ('SAB 101')

    In December 1999, the Securities and Exchange Commission issued SAB 101, which provides guidance on the recognition, presentation and disclosure of revenues in financial statements. During the fourth quarter of fiscal year 2001, Lucent implemented SAB 101 retroactively to the beginning of fiscal year 2001, resulting in a cumulative effect of a change in accounting principle of a $68 loss (net of a tax benefit of $45), or $0.02 loss per basic and diluted share, and a reduction in the 2001 loss from continuing operations of $11, or $0.00 per basic and diluted share. For the fiscal year ended September 30, 2001, Lucent recognized $116 in revenue that is included in the cumulative effect adjustment as of October 1, 2000. The cumulative effect adjustment results primarily from the change in revenue recognized on intellectual property license agreements that included settlements for which there was no objective evidence of the fair value of the settlement. Under SAB 101, in the absence of objective evidence of fair value of the settlement, revenue is recognized prospectively over the remaining term of the intellectual property license agreement. In addition, revenue recognition was deferred for certain products for multiple element agreements where certain services, primarily installation and integration, were deemed to be essential to the functionality of delivered elements.

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Following are pro forma amounts showing the effects if the accounting change were applied retroactively:

                                                                YEARS ENDED
                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2000     1999
                                                               ----     ----
Income from continuing operations...........................  $1,419   $2,333
    Basic earnings per share -- continuing operations.......  $ 0.44   $ 0.75
    Diluted earnings per share -- continuing operations.....  $ 0.43   $ 0.72

Net income..................................................  $1,151   $4,753
    Basic earnings per share................................  $ 0.36   $ 1.53
    Diluted earnings per share..............................  $ 0.35   $ 1.48

SFAS NO. 133, 'ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES' ('SFAS 133')

    Effective October 1, 2000, Lucent adopted SFAS 133, and its corresponding amendments under SFAS 138. SFAS 133 requires Lucent to measure all derivatives, including certain derivatives embedded in other contracts, at fair value and to recognize them in the Consolidated Balance Sheet as an asset or liability, depending on Lucent's rights or obligations under the applicable derivative contract. For derivatives designated as fair value hedges, the changes in the fair value of both the derivative instrument and the hedged item are recorded in Other income (expense)-net. For derivatives designated as cash flow hedges, the effective portions of changes in fair value of the derivative are reported in other comprehensive income ('OCI') and are subsequently reclassified into Other income (expense)-net when the hedged item affects Other income (expense)-net. Changes in fair value of derivative instruments not designated as hedging instruments and ineffective portions of hedges are recognized in Other income (expense)-net in the period incurred. The adoption of SFAS 133 as of October 1, 2000, resulted in a cumulative after-tax reduction in net loss of $30 (net of a $17 tax provision), or $0.01 per basic and diluted share, and an $11 credit to OCI. The reduction in net loss is primarily attributable to derivatives not designated as hedging instruments, including foreign currency embedded derivatives, equity warrants and other derivatives.

6. SUPPLEMENTARY FINANCIAL INFORMATION

                                                               YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               2001      2000      1999
                                                               ----      ----      ----
SUPPLEMENTARY STATEMENTS OF OPERATIONS INFORMATION:

Depreciation and amortization
    Depreciation of property, plant and equipment...........  $1,065    $  908    $  776
    Amortization of goodwill................................     805       283       224
    Amortization of other acquired intangibles..............     116        79        72
    Amortization of software development costs..............     501       395       235
    Other amortization......................................      49         2       (25)
                                                              ------    ------    ------
Total depreciation and amortization.........................  $2,536    $1,667    $1,282
                                                              ------    ------    ------
                                                              ------    ------    ------
Other income (expense) -- net
    Interest income.........................................  $  255    $  118    $  129
    Minority interests in earnings of consolidated
      subsidiaries..........................................     (81)      (50)      (27)
    Net losses from equity method investments...............     (60)      (31)       (3)
    Other than temporary write-downs of investments.........    (266)      (14)       --
    Loss on foreign currency transactions...................     (58)      (18)       (8)
    Net gains on sales and settlements of financial
      instruments...........................................      34       347       270
    Write-off of embedded derivative asset..................     (42)       --        --
    Miscellaneous -- net....................................    (139)      (19)       (4)
                                                              ------    ------    ------
Other income (expense) -- net...............................  $ (357)   $  333    $  357
                                                              ------    ------    ------
                                                              ------    ------    ------

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2001     2000
                                                               ----     ----
SUPPLEMENTARY BALANCE SHEET INFORMATION:

Inventories
    Completed goods.........................................  $1,693   $2,810
    Work in process.........................................     492      863
    Raw materials...........................................   1,461    1,427
                                                              ------   ------
Inventories.................................................  $3,646   $5,100
                                                              ------   ------
                                                              ------   ------
Property, plant and equipment -- net
    Land and improvements...................................  $  320   $  309
    Buildings and improvements..............................   3,088    3,092
    Machinery, electronic and other equipment...............   5,636    6,109
                                                              ------   ------
Total property, plant and equipment.........................   9,044    9,510
    Less: accumulated depreciation..........................   4,628    4,464
                                                              ------   ------
Property, plant and equipment -- net........................  $4,416   $5,046
                                                              ------   ------
                                                              ------   ------
Goodwill and other acquired intangibles -- net
    Goodwill................................................  $1,239   $5,778
    Other acquired intangibles..............................     227      685
                                                              ------   ------
Goodwill and other acquired intangibles -- net..............  $1,466   $6,463
                                                              ------   ------
                                                              ------   ------
Included in other assets
    Capitalized software....................................  $  583   $  687
    Internal use software...................................  $  261   $  302

Included in other current liabilities
    Deferred income.........................................  $  655   $  287
    Advance billings, progress payments and customer
      deposits..............................................  $  795   $  719

                                                                 YEARS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                2001        2000       1999
                                                                ----        ----       ----
SUPPLEMENTARY CASH FLOW INFORMATION:

Interest payments, net of amounts capitalized...............    $490        $356       $316
Income tax payments, net....................................    $161        $ 34       $712
Acquisitions of businesses
    Fair value of assets acquired, net of cash acquired.....    $ --        $ 59       $299
    Less: Fair value of liabilities assumed.................      --           7        123
                                                                ----        ----       ----
Acquisitions of businesses, net of cash acquired............    $ --        $ 52       $176
                                                                ----        ----       ----
                                                                ----        ----       ----

NON-CASH TRANSACTIONS

    On April 2, 2001, Morgan Stanley exchanged $519 of Lucent's commercial paper for 90 million shares of Agere common stock (see Note 3) and Agere assumed from Lucent $2,500 of debt maturing within one year (see Note 10).

7. EARNINGS (LOSS) PER COMMON SHARE

    Basic earnings (loss) per common share is calculated by dividing net income
(loss) applicable to common shareowners by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) applicable to common shareowners per share further reflects all potential

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

issuances of common stock. Amounts applicable to common shareowners reflect the dividends and accretion on Lucent's redeemable convertible preferred stock (see
Note 11).

                                                               YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               2001      2000      1999
                                                               ----      ----      ----
Earnings (loss) per common share -- basic
    Income (loss) from continuing operations................  $(4.18)   $ 0.44    $ 0.76
    Income (loss) from discontinued operations..............   (0.93)    (0.06)     0.36
    Extraordinary gain......................................    0.35        --        --
    Cumulative effect of accounting changes.................   (0.01)       --      0.42
                                                              ------    ------    ------
    Net income (loss) applicable to common shareowners......  $(4.77)   $ 0.38    $ 1.54
                                                              ------    ------    ------
                                                              ------    ------    ------
Earnings (loss) per common share -- diluted
    Income (loss) from continuing operations................  $(4.18)   $ 0.43    $ 0.74
    Income (loss) from discontinued operations..............   (0.93)    (0.06)     0.34
    Extraordinary gain......................................    0.35        --        --
    Cumulative effect of accounting changes.................   (0.01)       --      0.41
                                                              ------    ------    ------
    Net income (loss) applicable to common shareowners......  $(4.77)   $ 0.37    $ 1.49
                                                              ------    ------    ------
                                                              ------    ------    ------
Weighted average number of common shares (in millions)
Common shares -- basic......................................  3,400.7   3,232.3   3,101.8
Effect of dilutive securities:
    Stock options...........................................      --      88.5     109.5
    Other...................................................      --       5.1       7.2
                                                              -------   -------   -------
Weighted average number of common shares -- diluted.........  3,400.7   3,325.9   3,218.5
                                                              -------   -------   -------
                                                              -------   -------   -------

    Diluted earnings (loss) per share for the year ended September 30, 2001 does not include the effect of the following potential common shares, because their effect would reduce the loss per share from continuing operations (in millions):

Stock options....................................   24
Redeemable convertible preferred stock...........  309
Other............................................    6
                                                   ---
    Total........................................  339

    In addition, options where the exercise price was greater than the average market price of the common shares of 407.0 million, 41.0 million and 5.5 million for the years ended September 30, 2001, 2000 and 1999, respectively, were excluded from the computation of diluted earnings (loss) per share.

8. COMPREHENSIVE INCOME (LOSS)

    Comprehensive income (loss) represents net income (loss) plus the results of certain shareowners' equity changes not reflected in the Consolidated Statements of Operations.

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The after-tax components of accumulated other comprehensive income (loss) are as follows:

                                                                        NET UNREALIZED
                              FOREIGN     NET UNREALIZED    MINIMUM        HOLDING       TOTAL ACCUMULATED
                             CURRENCY        HOLDING        PENSION     GAINS/(LOSSES)         OTHER
                            TRANSLATION   GAINS/(LOSSES)   LIABILITY    ON DERIVATIVE      COMPREHENSIVE
                            ADJUSTMENT    ON INVESTMENTS   ADJUSTMENT    INSTRUMENTS       INCOME (LOSS)
                            ----------    --------------   ----------    -----------       -------------
Beginning balance,
  October 1, 1998.........     $(280)          $ 18           $(21)          $--               $(283)
Current-period change.....       (33)            61             11            --                  39
                               -----           ----           ----           ---               -----
Ending balance,
  September 30, 1999......      (313)            79            (10)           --                (244)
Current-period change.....      (185)            (4)             2            --                (187)
Amounts transferred to
  Avaya...................        64             --              2            --                  66
                               -----           ----           ----           ---               -----
Ending balance,
  September 30, 2000......      (434)            75             (6)           --                (365)
Cumulative effect of
  accounting
  change -- SFAS 133......        --              9             --             2                  11
Current-period change.....       (33)           (45)            (8)           (1)                (87)
                               -----           ----           ----           ---               -----
Ending balance,
  September 30, 2001......     $(467)          $ 39           $(14)          $ 1               $(441)
                               -----           ----           ----           ---               -----
                               -----           ----           ----           ---               -----

    Foreign currency translation adjustments are not generally adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

9. INCOME TAXES

    The following table presents the principal reasons for the difference between the effective tax (benefit) rate on continuing operations and the U.S. federal statutory income tax (benefit) rate:

                                                               YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                              2001        2000       1999
                                                              ----        ----       ----
U.S. federal statutory income tax (benefit) rate............  (35.0)%     35.0 %     35.0 %
State and local income tax (benefit) rate, net of
  federal income tax effect.................................   (3.8)%      1.9 %      2.8 %
Foreign earnings and dividends taxed at different rates.....    2.4 %     (0.4)%     (1.0)%
Research credits............................................   (1.0)%     (4.5)%     (3.1)%
Acquisition-related costs(a)................................    9.0 %     10.3 %      4.8 %
Other differences -- net....................................   (0.4)%     (3.1)%     (0.4)%
                                                              -----       ----       ----
Effective income tax (benefit) rate.........................  (28.8)%     39.2 %     38.1 %
                                                              -----       ----       ----
                                                              -----       ----       ----

---------

(a) Includes non-tax deductible IPRD, goodwill amortization and impairments (including goodwill write-offs recognized under the restructuring program), and merger-related costs.

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    The following table presents the U.S. and non-U.S. components of income
(loss) from continuing operations before income taxes and the provision (benefit) for income taxes:

                                                            YEARS ENDED SEPTEMBER 30,
                                                            --------------------------
                                                              2001      2000     1999
                                                              ----      ----     ----
Income (loss) from continuing operations before income
  taxes
    U.S. .................................................  $(19,089)  $2,055   $3,360
    Non-U.S. .............................................      (815)     302      465
                                                            --------   ------   ------
Income (loss) from continuing operations before income
  taxes...................................................  $(19,904)  $2,357   $3,825
                                                            --------   ------   ------
                                                            --------   ------   ------
Provision (benefit) for income taxes
    Current
        Federal...........................................  $     21   $  159   $  362
        State and local...................................        --        9      (14)
        Non-U.S. .........................................       180      265      172
                                                            --------   ------   ------
            Subtotal......................................       201      433      520
                                                            --------   ------   ------
    Deferred
        Federal...........................................    (5,183)     405      761
        State and local...................................      (679)      85      201
        Non-U.S. .........................................       (73)       1      (26)
                                                            --------   ------   ------
            Subtotal......................................    (5,935)     491      936
                                                            --------   ------   ------
Provision (benefit) for income taxes......................  $ (5,734)  $  924   $1,456
                                                            --------   ------   ------
                                                            --------   ------   ------

    The components of deferred tax assets and liabilities are as follows:

                                                                SEPTEMBER 30,
                                                              ------------------
                                                               2001        2000
                                                               ----        ----
Deferred income tax assets
    Bad debt and customer financing reserves................  $1,004      $   82
    Inventory reserves......................................     685         314
    Business restructuring reserves.........................     632          --
    Other operating reserves................................     536         407
    Postretirement and other benefits.......................   2,386       2,352
    Net operating loss/credit carryforwards.................   2,538         240
    Other...................................................     636         364
    Valuation allowance.....................................    (742)       (197)
                                                              ------      ------
        Total deferred tax assets...........................  $7,675      $3,562
                                                              ------      ------
                                                              ------      ------
Deferred income tax liabilities
    Pension.................................................  $1,971      $2,480
    Property, plant and equipment...........................       5         417
    Other...................................................     521         734
                                                              ------      ------
        Total deferred tax liabilities......................  $2,497      $3,631
                                                              ------      ------
                                                              ------      ------

    As of September 30, 2001, Lucent had tax credit carryforwards of $898 and federal, state and local, and non-U.S. net operating loss carryforwards of $1,640 (tax-effected), most of which expire primarily after the year 2019. As of September 30, 2001, Lucent has recorded valuation allowances totaling $742 against these carryforwards, primarily in certain state and foreign jurisdictions in which Lucent has concluded it is more likely than not that these carryforwards would not be realized. Although realization is not assured, Lucent has concluded that it is more likely than not that the remaining deferred tax assets will be realized based on the scheduling of deferred tax liabilities and projected

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

taxable income. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

    Lucent has not provided for U.S. deferred income taxes or foreign withholding taxes on $4,180 of undistributed earnings of its non-U.S. subsidiaries as of September 30, 2001, since these earnings are intended to be reinvested indefinitely. It is not practical to estimate the amount of additional taxes that might be payable on such earnings.

10. DEBT OBLIGATIONS

    DEBT MATURING WITHIN ONE YEAR

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2001     2000
                                                               ----     ----
Commercial paper............................................  $   --   $2,475
Long-term debt..............................................      --      750
Revolving credit facilities (5.7% weighted average interest
  rate).....................................................   1,000       --
Other.......................................................     135      243
                                                              ------   ------
    Total debt maturing within one year.....................  $1,135   $3,468
                                                              ------   ------
                                                              ------   ------

    Weighted average interest rates for commercial paper were 7.4% and 6.3% for the years ended September 30, 2001 and 2000, respectively. Weighted average interest rates for revolving credit facilities were 6.0% for the year ended September 30, 2001.

    On February 22, 2001, Lucent completed arrangements for $6,500 of Credit Facilities with financial institutions. These Credit Facilities consist of a replacement for the 364-day $2,000 Credit Facility that expired on February 22, 2001 and a new 364-day $2,500 assumable Credit Facility for Agere ('Assumable Credit Facility'). In addition to these two Credit Facilities, Lucent amended an existing $2,000 Credit Facility expiring in February 2003. Under the 364-day $2,000 Credit Facility, any loans outstanding at maturity may be extended by Lucent to February 26, 2003. The interest rate on the Credit Facilities is based on LIBOR rates plus a spread, which is dependent on Lucent's credit rating. Lucent borrowed $2,500 under the Assumable Credit Facility, which was assumed by Agere on April 2, 2001, the closing of the Agere IPO.

    On August 16, 2001, Lucent entered into an amendment to each of the Credit Facilities ('Amendments'). The Amendments modified the financial covenants and certain other conditions and terms, including those necessary to allow the distribution of Agere stock to Lucent shareowners.

    The Credit Facilities are secured by liens on substantially all of Lucent's assets ('Collateral'), including the pledge of the Agere stock owned by Lucent. Certain other existing financings and obligations are, and certain future financings and obligations could be, similarly secured during the time the Collateral arrangements for the Credit Facilities are in effect. The Credit Facilities contain affirmative and negative covenants, including financial covenants requiring the maintenance of specified consolidated minimum net worth and earnings before interest, taxes, depreciation and amortization ('EBITDA') levels as defined in the Credit Facilities. In addition, in the event a subsidiary defaults on its debt, as defined in the Credit Facilities, it would constitute a default under Lucent's Credit Facilities.

    The total lending commitments under the Credit Facilities are reduced if certain debt reduction transactions are undertaken or if additional funds are generated from specified non-operating sources in excess of $2,500. These sources of funds include the proceeds received from issuing redeemable convertible preferred stock, the proceeds received from the sale of the optical fiber business (see Note 19), $519 of debt reduction from a debt for equity exchange (see Note 3) and other specified types of transactions. The first $2,000 in excess of the amount above would result in the termination of the

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

364-day $2,000 Credit Facility. Additional amounts would reduce the total lending commitments under the remaining $2,000 Credit Facility that expires in February 2003, however, the lending commitments under the facility that expires in February 2003 can be reduced to no less than $1,500. After the sale of the optical fiber business on November 16, 2001, Lucent had generated $4,500 from specified non-operating sources, which resulted in a reduction in the total lending commitments on November 20, 2001 to approximately $2,000.

    The pledge of Agere stock owned by Lucent can be released and the distribution can occur at Lucent's request if the following terms and conditions as defined under the Credit Facilities are met by Lucent:

   - no event of default exists under the Credit Facilities;

   - generate positive EBITDA for the fiscal quarter immediately preceding the distribution;

   - meet a minimum current asset ratio;

   - receipt of $5,000 in cash from certain non-operating sources; and

   - the 364-day $2,000 Credit Facility has been terminated and the $2,000 Credit Facility, expiring in February 2003, has been reduced to $1,750 or less.

    Lucent cannot resume payment of dividends on its common stock unless it achieves certain credit ratings or EBITDA levels and no event of default exists under the Credit Facilities. Payment of dividends on the common stock is limited to the rate of $0.02 per share per quarter. Lucent is permitted to pay cash dividends on its redeemable convertible preferred stock (see Note 11) if no event of default exists under the Credit Facilities.

    LONG-TERM DEBT

                                                               SEPTEMBER 30,
                                                              ---------------
                                                               2001     2000
                                                               ----     ----
6.90% notes due July 15, 2001...............................  $   --   $  750
7.25% notes due July 15, 2006...............................     750      750
5.50% notes due November 15, 2008...........................     500      500
6.50% debentures due January 15, 2028.......................     300      300
6.45% debentures due March 15, 2029.........................   1,360    1,360
7.70% notes due May 19, 2010................................      20       20
8.00% notes due May 18, 2015................................      25       25
11.755% notes due July 1, 2006..............................     330       --
Other (8.1% and 6.9% weighted average interest rates,
  respectively).............................................      56      116
                                                              ------   ------
Total long-term debt........................................   3,341    3,821
Less: unamortized discount..................................      38       41
        Amounts maturing within one year....................      29      750
                                                              ------   ------
        Long-term debt......................................  $3,274   $3,030
                                                              ------   ------
                                                              ------   ------

    Lucent has an effective shelf registration statement for the issuance of debt securities up to $1,800, of which $1,755 remains available at September 30, 2001.

    Aggregate maturities, by year, of the $3,341 in total long-term debt obligations at September 30, 2001 for fiscal year 2002 through fiscal year 2006 and thereafter were $29, $33, $48, $44, $950 and $2,237, respectively.

11. REDEEMABLE CONVERTIBLE PREFERRED STOCK

    Lucent has 250,000,000 shares of preferred stock authorized. On August 6, 2001, Lucent designated and sold 1,885,000 shares of non-cumulative 8% redeemable convertible preferred stock having an

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

initial liquidation preference of $1,000 per share, subject to accretion as described below, in a private placement, resulting in net proceeds of $1,831. The redeemable convertible preferred stock has an annual dividend rate of 8%, payable semi-annually in cash or Lucent common stock at Lucent's option. Any unpaid dividends will increase the liquidation preference at an accretion rate of 10% per year, calculated on a semi-annual basis. From and after the earlier of the Agere spin-off or May 6, 2002, at the holder's option, each share of convertible preferred stock is convertible into Lucent's common stock at an initial conversion price of $7.48 per share, subject to adjustment under certain circumstances, including the Agere spin-off. Although Lucent is prohibited from exercising this right under the current terms of the Credit Facilities, Lucent can, at its option, require all holders to exchange their shares of redeemable convertible preferred stock for convertible subordinated debentures having terms substantially similar to the preferred stock. The redeemable convertible preferred stock is redeemable, at Lucent's option after August 15, 2006 and at the option of the holders on August 2 of 2004, 2007, 2010 and 2016. Provided certain criteria are met, Lucent has the option to redeem the convertible preferred stock for cash or its common stock at a 5% discount from the then current market price or a combination of cash and shares of its common stock. Lucent is obligated to redeem all outstanding preferred shares on August 1, 2031. The initial carrying value is being accreted to liquidation value as a charge to shareowners' equity over the earliest redemption period of three years. Holders of the preferred stock have no voting rights except as required by law, and rank junior to Lucent's debt obligations. In addition, upon dissolution or liquidation of Lucent, holders are entitled to the liquidation preference plus any accrued and unpaid dividends prior to any distribution of net assets to common shareowners.

12. EMPLOYEE BENEFIT PLANS

PENSION AND POSTRETIREMENT BENEFITS

    Lucent maintains defined benefit pension plans covering the majority of its employees and retirees, and postretirement benefit plans for retirees that include health care and dental benefits and life insurance coverage. In fiscal year 2001, Lucent recorded final adjustments to the pension and postretirement asset and obligation amounts that were transferred to Avaya on September 30, 2000. The following information summarizes activity in the pension and postretirement benefit plans for the entire Company, including discontinued operations:

                                                                                 POSTRETIREMENT
                                                           PENSION BENEFITS         BENEFITS
                                                            SEPTEMBER 30,         SEPTEMBER 30,
                                                          -----------------    ----------------
                                                           2001       2000      2001       2000
                                                           ----       ----      ----       ----
Change in benefit obligation
Benefit obligation at October 1.........................  $26,113   $ 27,401   $ 8,242   $ 8,604
    Service cost........................................      316        478        35        67
    Interest cost.......................................    1,926      1,915       604       601
    Actuarial losses....................................    1,434        370       761        33
    Amendments..........................................        9         (1)      (58)       --
    Benefits paid.......................................   (2,788)    (2,294)     (709)     (651)
    Settlements.........................................       (3)        --       (10)       --
    Termination benefits................................    1,954         --       197        --
    Impact of curtailments..............................      715         --       288        --
    Benefit obligation assumed by Avaya.................      174     (1,756)       48      (412)
                                                          -------   --------   -------   -------
Benefit obligation at September 30......................  $29,850   $ 26,113   $ 9,398   $ 8,242
                                                          -------   --------   -------   -------
                                                          -------   --------   -------   -------
                                                                   (table continued on next page)

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(table continued from previous page)

                                                                                 POSTRETIREMENT
                                                           PENSION BENEFITS         BENEFITS
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                          ------------------   ------------------
                                                           2001       2000      2001       2000
                                                          -------   --------   -------   --------
Change in plan assets
    Fair value of plan assets at October 1..............  $45,262   $ 41,067   $ 4,557   $ 4,467
    Actual (loss) return on plan assets.................   (6,830)     9,791      (827)      654
    Company contributions...............................       25         19        17         8
    Benefits paid.......................................   (2,788)    (2,294)     (709)     (651)
    Assets transferred from (to) Avaya..................      259     (2,984)       36      (255)
    Other (including transfer of assets from pension to
      postretirement plans).............................     (389)      (337)      366       334
                                                          -------   --------   -------   -------
Fair value of plan assets at September 30...............  $35,539   $ 45,262   $ 3,440   $ 4,557
                                                          -------   --------   -------   -------
                                                          -------   --------   -------   -------
Funded (unfunded) status of the plan....................  $ 5,689   $ 19,149   $(5,958)  $(3,685)
Unrecognized prior service cost (credit)................    1,228      2,086      (135)       49
Unrecognized transition asset...........................     (103)      (322)       --        --
Unrecognized net (gain) loss............................   (1,790)   (14,499)    1,035    (1,208)
                                                          -------   --------   -------   -------
Net amount recognized...................................  $ 5,024   $  6,414   $(5,058)  $(4,844)
                                                          -------   --------   -------   -------
                                                          -------   --------   -------   -------

                                                                                 POSTRETIREMENT
                                                           PENSION BENEFITS         BENEFITS
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                          ------------------   ------------------
                                                           2001       2000      2001       2000
                                                          -------   --------   -------   --------
Amounts recognized in the Consolidated Balance Sheets
  consist of:
    Prepaid pension costs...............................  $ 4,958   $  6,238   $    --   $    --
    Prepaid pension costs allocated to discontinued
      operations........................................      122        202        --        --
    Accrued benefit liability...........................      (73)       (37)   (4,972)   (4,786)
    Accrued benefit liability allocated to discontinued
      operations........................................       (2)        --       (86)      (58)
    Intangible asset....................................        5          5        --        --
    Accumulated other comprehensive income..............       14          6        --        --
                                                          -------   --------   -------   -------
Net amount recognized...................................  $ 5,024   $  6,414   $(5,058)  $(4,844)
                                                          -------   --------   -------   -------
                                                          -------   --------   -------   -------

    Pension plan assets include $17 and $102 of Lucent common stock at September 30, 2001 and 2000, respectively. Postretirement plan assets include $1 and $3 of Lucent common stock at September 30, 2001 and 2000, respectively.

    In fiscal year 2001, Lucent recorded charges totaling $2,151 for pension and postretirement termination benefits in connection with voluntary early-retirement offers and other involuntary terminations as part of the business restructuring (see Note 2). Of this amount, $2,113 reflected termination charges associated with Lucent's business restructuring, $28 was associated with Agere's restructuring (discontinued operations) and $10 was associated with Lucent's supplemental pension plan. In fiscal year 2001, Lucent recorded charges of $660 for pension and postretirement curtailments; of which $632 was included in the net business restructuring curtailment charge (see
Note 2) and $28 was associated with reductions in postretirement benefits for active management employees.

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

COMPONENTS OF NET PERIODIC BENEFIT COST:

                                                               YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               2001      2000      1999
                                                               ----      ----      ----
Pension cost (credit)
    Service cost............................................  $   316   $   478   $   509
    Interest cost on projected benefit obligation...........    1,926     1,915     1,671
    Expected return on plan assets..........................   (3,373)   (3,229)   (2,957)
    Amortization of unrecognized prior service costs........      326       362       461
    Amortization of transition asset........................     (222)     (300)     (300)
    Amortization of net (gain) loss.........................     (387)     (197)        2
                                                              -------   -------   -------
        Subtotal............................................   (1,414)     (971)     (614)
    Termination benefits....................................    1,954        --        --
    Curtailments............................................      562        --        --
    Settlements.............................................      (12)       --        --
                                                              -------   -------   -------
        Net pension cost (credit)...........................  $ 1,090   $  (971)  $  (614)
                                                              -------   -------   -------
                                                              -------   -------   -------
Distribution of net pension cost (credit)
    Continuing operations...................................  $ 1,064   $(1,113)  $  (779)
    Discontinued operations.................................       26       142       165
                                                              -------   -------   -------
        Net pension cost (credit)...........................  $ 1,090   $  (971)  $  (614)
                                                              -------   -------   -------
                                                              -------   -------   -------

                                                               YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               2001      2000      1999
                                                               ----      ----      ----
Postretirement cost
    Service cost............................................  $    35   $    67   $    80
    Interest cost on accumulated benefit obligation.........      604       601       537
    Expected return on plan assets..........................     (352)     (338)     (308)
    Amortization of unrecognized prior service costs........       22        37        53
    Amortization of net (gain) loss.........................      (25)      (12)        6
                                                              -------   -------   -------
        Subtotal............................................      284       355       368
    Termination benefits....................................      197        --        --
    Curtailments............................................       98        --        --
    Settlements.............................................       (5)       --        --
                                                              -------   -------   -------
        Net postretirement benefit cost.....................  $   574   $   355   $   368
                                                              -------   -------   -------
                                                              -------   -------   -------
Distribution of net postretirement benefit cost
    Continuing operations...................................  $   564   $   291   $   298
    Discontinued operations.................................       10        64        70
                                                              -------   -------   -------
        Net postretirement benefit cost.....................  $   574   $   355   $   368
                                                              -------   -------   -------
                                                              -------   -------   -------
Pension and postretirement benefits weighted average
    assumptions as of September 30
    Discount rate...........................................      7.0%      7.5%     7.25%
    Expected return on plan assets..........................      9.0%      9.0%      9.0%
    Rate of compensation increase...........................      4.5%      4.5%      4.5%

    Effective October 1, 1998, Lucent changed its method for calculating the market-related value of plan assets used in determining the expected return-on-plan-asset component of annual net pension and postretirement benefit costs. Under the previous accounting method, the calculation of the market-related value of plan assets included only interest and dividends immediately, while all other realized and unrealized gains and losses were amortized on a straight-line basis over a five-year period. The new

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

method used to calculate market-related value includes immediately an amount based on Lucent's historical asset returns and amortizes the difference between that amount and the actual return on a straight-line basis over a five-year period.

    The cumulative effect of this accounting change related to periods prior to fiscal year 1999 of $2,150 ($1,308 after-tax, or $0.42 and $0.41 earnings per basic and diluted share, respectively) is a one-time, non-cash credit to fiscal year 1999 earnings. This accounting change also resulted in a reduction in benefit costs in the year ended September 30, 1999 that increased income by $427 ($260 after-tax, or $0.08 earnings per basic and diluted share) as compared with the previous accounting method.

    In 1999, Lucent changed its pension plan benefit for management, technical pay plan, and non-represented occupational employees hired on or after January 1, 1999, and certain U.S. employees of companies acquired since
October 1, 1996, who were not participating in a defined benefit pension plan. These employees receive a different pension benefit, known as an account balance program, effective January 1, 2000. Expenses related to the account balance program are included in the previous pension cost table.

    Lucent has several non-pension postretirement benefit plans. For postretirement health care benefit plans, Lucent assumed an 8.6% weighted average annual health care cost trend rate for 2002, gradually declining to 4.9% (excluding postretirement dental benefits, the annual medical cost trend rate would be 9.1% in 2002 gradually declining to 5.0%). The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects on the entire Company, including discontinued operations:

                                                            1 PERCENTAGE POINT
                                                            -------------------
                                                            INCREASE   DECREASE
                                                            --------   --------
Effect on total of service and interest cost components...    $ 25       $ 22
Effect on postretirement benefit obligation...............    $360       $321

SAVINGS PLANS

    Lucent's savings plans allow employees to contribute a portion of their compensation on a pretax and/or after-tax basis in accordance with specified guidelines. Lucent matches a percentage of the employee contributions up to certain limits. Savings plan expense amounted to $150, $228 and $318 for the years ended September 30, 2001, 2000 and 1999, respectively. Lucent's savings plan expense charged to continuing operations was $125, $161 and $222 for the years ended September 30, 2001, 2000 and 1999, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

    Lucent's leveraged Employee Stock Ownership Plan ('ESOP') previously funded the employer contributions to the Long-Term Savings and Security Plan for non-management employees. The ESOP obligation is reported as a reduction in additional paid-in capital. During 2001, the remaining shares of Lucent common stock in the ESOP were allocated to participants.

13. STOCK COMPENSATION PLANS

    Lucent has stock-based compensation plans under which outside directors and certain employees receive stock options and other equity-based awards. The plans provide for the grant of stock options, stock appreciation rights, performance awards, restricted stock awards and other stock unit awards.

    Stock options generally are granted with an exercise price equal to 100% of the market value of a share of common stock on the date of grant, have two-to-10-year terms and vest within four years from the date of grant. Subject to customary antidilution adjustments and certain exceptions, the total number of shares of common stock authorized for option grants under the plans, including options granted in acquisitions, was 963 million shares at September 30, 2001.

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    In connection with certain of Lucent's acquisitions, outstanding stock options held by employees of acquired companies became exercisable, according to their terms, for Lucent common stock effective at the acquisition date. These options did not reduce the shares available for grant under any of Lucent's other option plans. For acquisitions accounted for as purchases, the fair value of these options was generally included as part of the purchase price. As of July 1, 2000, Lucent began recording deferred compensation related to unvested options held by employees of companies acquired in a purchase acquisition, in accordance with the Financial Accounting Standards Board ('FASB') Interpretation No. 44. Unamortized deferred compensation expense was $5 and $34 at September 30, 2001 and 2000, respectively. The deferred expense calculation and future amortization is based on the graded vesting schedule of the awards.

    Lucent established an Employee Stock Purchase Plan ('ESPP') effective October 1, 1996. Under the terms of this ESPP, eligible employees could have up to 10% of eligible compensation deducted from their pay to purchase common stock. The per share purchase price was 85% of the average high and low per share trading price of common stock on the New York Stock Exchange ('NYSE') on the last trading day of each month. In fiscal years 2001, 2000 and 1999, 17.6 million, 7.8 million and 7.5 million shares, respectively, were purchased under this ESPP and the employer stock purchase plans of acquired companies, at weighted average per share prices of $10.04, $46.75 and $43.60, respectively. This ESPP expired on June 30, 2001.

    Effective July 1, 2001, Lucent established a new ESPP ('2001 ESPP'). Under the terms of the 2001 ESPP, eligible employees may have up to 10% of eligible compensation deducted from their pay to purchase common stock during an offering period, consisting of four purchase periods, generally six months long. An employee may purchase up to 500 shares on the last trading date of each purchase period. The per share purchase price is 85% of the average high and low per share trading price of common stock on the NYSE on either the employee's entry date for the relevant offering period, or on the last trading day of the relevant purchase period, whichever is lower. The amount that may be offered pursuant to this new plan is 250 million shares. As of September 30, 2001, no shares were purchased under the 2001 ESPP.

    Lucent has adopted the disclosure requirements of SFAS No. 123, 'Accounting for Stock-Based Compensation,' ('SFAS 123') and, as permitted under SFAS 123, applies Accounting Principles Board Opinion No. 25 ('APB 25') and related interpretations in accounting for its plans. Compensation expense recorded under APB 25 was $147, $49 and $50 for the years ended September 30, 2001, 2000 and 1999, respectively. If Lucent had elected to adopt the optional recognition provisions of SFAS 123 for its stock option and purchase plans, net income
(loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:


                                                             YEARS ENDED SEPTEMBER 30,
                                                            --------------------------
                                                             2001       2000      1999
                                                             ----       ----      ----
Net income (loss)
    As reported...........................................  $(16,198)  $1,219   $4,789
    Pro forma.............................................  $(17,172)  $  452   $4,239
Earnings (loss) per share -- basic
    As reported...........................................  $  (4.77)  $ 0.38   $ 1.54
    Pro forma.............................................  $  (5.05)  $ 0.14   $ 1.37
Earnings (loss) per share -- diluted
    As reported...........................................  $  (4.77)  $ 0.37   $ 1.49
    Pro forma.............................................  $  (5.05)  $ 0.13   $ 1.27

    The pro forma information presented above includes Lucent's share of Agere's compensation expense related to Agere stock options issued to Agere employees subsequent to the IPO. As of

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

September 30, 2001, Agere had 142.8 million stock options outstanding at a weighted average exercise price per share of $5.81.

    The fair value of stock options used to compute pro forma net income (loss) and earnings (loss) per share disclosures is the estimated fair value at grant date using the Black-Scholes option-pricing model with the following assumptions:

                                                       YEARS ENDED SEPTEMBER 30,
                                                       --------------------------
                                                       2001       2000       1999
                                                       ----       ----       ----
Dividend yield.......................................  0.49%      0.23%      0.10%
Expected volatility  --  Lucent......................  60.2%      39.2%      33.8%
                     --  Acquisitions(a).............   n/a       55.3%      58.2%
Risk-free interest rate..............................   4.9%       6.5%       5.2%
Expected holding period (in years)...................   2.4        2.9        3.7

---------

(a)  Pre-merger assumptions for companies acquired in a pooling-of-interests.

n/a Not applicable.

    The fair value of the employee's purchase rights under the 2001 ESPP is calculated using the Black-Scholes model, with the following assumptions for fiscal year 2001: dividend yield of 0%; expected life of four, 10, 16 and 22 months corresponding to each purchase period in the initial offering period; expected volatility of 85% for the four- and 10-month purchase periods and 104% for the 16- and 22-month periods; and risk-free interest rates ranging from 3.2% to 4.1% in each period. The weighted average fair value of those purchase rights granted in fiscal year 2001 was $3.53.

    The weighted average fair value of stock options, calculated using the Black-Scholes option-pricing model, granted during the years ended September 30, 2001, 2000 and 1999 is $4.59, $16.15 and $16.65 per share, respectively.

    Presented below is a summary of the status of Lucent stock options and the related activity for the years ended September 30, 2001, 2000 and 1999:

                                                                          WEIGHTED AVERAGE
                                                             SHARES        EXERCISE PRICE
                                                         (IN THOUSANDS)      PER SHARE
                                                         --------------      ---------
Options outstanding at October 1, 1998.................     267,133           $ 19.40
    Granted/assumed(a).................................      61,944             47.68
    Exercised..........................................     (30,951)            12.20
    Forfeited/expired..................................     (11,834)            23.16
                                                            -------           -------
Options outstanding at September 30, 1999..............     286,292           $ 26.15
    Granted/assumed(a).................................     285,798             47.95
    Exercised..........................................     (74,963)            15.38
    Forfeited/expired..................................     (38,815)            41.56
                                                            -------           -------
Options outstanding at September 30, 2000..............     458,312           $ 40.20
                                                            -------           -------
Options outstanding at September 30, 2000, after
  spin-off adjustments(b)..............................     431,509           $ 39.34
    Granted............................................     347,557             12.56
    Exercised..........................................     (10,496)             4.73
    Forfeited/expired..................................     (85,957)            37.77
                                                            -------           -------
Options outstanding at September 30, 2001(c)...........     682,613           $ 26.43
                                                            -------           -------

---------

 (a) Includes options converted in acquisitions.

                                                    (footnotes continued on next page)


                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

(footnotes continued from previous page)

 (b) Effective with the spin-off of Avaya on September 30, 2000, unvested Lucent stock options held by Avaya employees were converted into Avaya stock options. For remaining unexercised Lucent stock options, the number of Lucent stock options and the exercise price were adjusted to preserve the intrinsic value of the stock options that existed prior to the spin-off.

 (c) Lucent stock options held by Agere employees will convert to Agere stock options upon Lucent's intended spin-off of Agere.

    The following table summarizes the status of stock options outstanding and exercisable at September 30, 2001:


                                               STOCK OPTIONS OUTSTANDING           STOCK OPTIONS EXERCISABLE
                                       -----------------------------------------   --------------------------
                                                         WEIGHTED
                                                          AVERAGE      WEIGHTED                     WEIGHTED
                                                         REMAINING     AVERAGE                       AVERAGE
                                                        CONTRACTUAL    EXERCISE                     EXERCISE
          RANGE OF EXERCISE                SHARES          LIFE         PRICE          SHARES         PRICE
          PRICES PER SHARE             (IN THOUSANDS)     (YEARS)     PER SHARE    (IN THOUSANDS)   PER SHARE
          ----------------             --------------     -------     ---------    --------------   ---------
$ 0.01 to $ 11.72....................     143,826           5.0         $ 7.87         50,405        $ 9.45
$11.73 to $ 12.15....................     131,566           4.5         $12.14         50,110        $12.14
$12.16 to $ 23.18....................     131,917           5.6         $16.57         46,419        $17.24
$23.19 to $ 42.18....................     144,679           3.6         $37.72        106,015        $39.88
$42.19 to $101.73....................     130,625           8.3         $58.73         52,730        $58.32
                                          -------                                     -------
    Total............................     682,613                       $26.43        305,679        $30.06
                                          -------                                     -------
                                          -------                                     -------

    Other stock unit awards are granted under certain award plans. The following table presents the total number of shares of common stock represented by awards granted to employees for the years ended September 30, 2001, 2000 and 1999:

                                                               YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               2001      2000      1999
                                                               ----      ----      ----
Other stock unit awards granted (in thousands)..............   5,400       858       532
Weighted average market value of shares granted during the
  period....................................................  $13.64    $59.23    $31.82

14. OPERATING SEGMENTS

    Lucent operates in the global telecommunications networking industry and designs, develops, manufactures and services communication systems, software and related products. Lucent has reported the results of operations related to Agere, its power systems business and Avaya as discontinued operations (see
Note 3). Agere and the power systems business were previously disclosed within the Microelectronics and Communications Technologies segment. Avaya was previously disclosed as the Enterprise Networks segment. Lucent's remaining operations include two reportable segments: Products and Services. The two reportable segments are managed separately. The Products segment provides public networking systems and software to telecommunications service providers and public network operators around the world and optical fiber for applications in the communications and computing industries. The Services segment includes the full life cycle of planning and design, consulting and integration support services as well as network engineering, provisioning, installation and warranty support. Prior years' data has been reclassified to reflect the current segment structure.

    Performance measurement and resource allocation for the reportable operating segments are based on many factors. The primary financial measure is contribution margin, which includes the revenues, costs and expenses directly controlled by the reportable segment. In addition, contribution margin includes allocations of the provision for uncollectibles and customer financings, the related assets of

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

which are managed on a common basis. Contribution margin for reportable segments excludes certain personnel costs including those related to pension and postretirement and certain other costs related to shared services such as general corporate functions and regional sales and marketing, which are managed on a common basis in order to realize economies of scale and efficient use of resources. Contribution margin for reportable segments also excludes acquisition-related costs such as goodwill and other acquired intangibles amortization, IPRD and other costs from business acquisitions and, in fiscal year 2001, business restructuring charges and asset impairments. However, the related goodwill and acquired technology asset balances are reflected in each reportable segment and in Other as appropriate. The accounting policies of the reportable segments are essentially the same as those applied in the consolidated financial statements to the extent that the related items are included within contribution margin (see Note 1). Intersegment sales are based on current market prices and are not material. All intersegment profit is eliminated in consolidation.

    During July 2001, Lucent announced that it is realigning its business into two customer focused segments: an Integrated Network Solutions unit, targeting wireline customers, and a Mobility Solutions unit, targeting wireless customers, which will result in a change in its reportable segments during the first quarter of fiscal year 2002.

    The following tables present Lucent's revenues and contribution margin by reportable operating segment and a reconciliation of the totals reported for the contribution margin of the segments to Operating income (loss):

                                                               YEARS ENDED SEPTEMBER 30,
                                                              ----------------------------
                                                                2001      2000      1999
                                                                ----      ----      ----
                     External Revenues
    Products................................................  $ 16,847   $23,361   $21,822
    Services................................................     4,162     4,926     4,211
                                                              --------   -------   -------
        Total reportable segments...........................    21,009    28,287    26,033
    Other(a)................................................       285       617       960
                                                              --------   -------   -------
        Total external revenues.............................  $ 21,294   $28,904   $26,993
                                                              --------   -------   -------
                                                              --------   -------   -------
                    Contribution Margin
    Products................................................  $ (3,448)  $ 5,015   $ 7,031
    Services................................................      (501)      531       685
                                                              --------   -------   -------
        Total reportable segments...........................    (3,949)    5,546     7,716
    Business restructuring charges and asset impairments....   (11,416)      --        --
    Acquisition/integration-related costs...................       --       (620)     (514)
    Goodwill and other acquired intangibles amortization....      (921)     (362)     (296)
    Regional sales and marketing expenses...................    (2,046)   (2,444)   (2,309)
    Other(a)................................................      (697)      246      (811)
                                                              --------   -------   -------
        Operating income (loss).............................  $(19,029)  $ 2,366   $ 3,786
                                                              --------   -------   -------
                                                              --------   -------   -------

---------

 (a) Other primarily includes the results from other smaller units, eliminations of internal business and unallocated costs of shared services. In addition, Other includes the Company's remaining consumer products business in fiscal years 2000 and 1999, which was sold in the second quarter of fiscal year 2000.

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

SUPPLEMENTAL SEGMENT INFORMATION:

                                                               YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------
                                                               2001      2000      1999
                                                               ----      ----      ----
                           Assets
    Products................................................  $ 7,479   $13,738   $ 7,677
    Services................................................      633       721       326
                                                              -------   -------   -------
        Total reportable segments(a)........................    8,112    14,459     8,003
    Other(b)................................................   25,552    33,053    26,243
                                                              -------   -------   -------
        Total assets........................................  $33,664   $47,512   $34,246
                                                              -------   -------   -------
                                                              -------   -------   -------
                    Capital Expenditures
    Products................................................  $   870   $ 1,068   $   845
    Services................................................       28        88        31
                                                              -------   -------   -------
        Total reportable segments...........................      898     1,156       876
    Other(b)................................................      492       759       511
                                                              -------   -------   -------
        Total capital expenditures..........................  $ 1,390   $ 1,915   $ 1,387
                                                              -------   -------   -------
                                                              -------   -------   -------
               Depreciation and Amortization
    Products................................................  $ 1,046   $   995   $   778
    Services................................................       58        43        28
                                                              -------   -------   -------
        Total reportable segments(c)........................    1,104     1,038       806
    Other(b)................................................    1,432       629       476
                                                              -------   -------   -------
        Total depreciation and amortization.................  $ 2,536   $ 1,667   $ 1,282
                                                              -------   -------   -------
                                                              -------   -------   -------

---------

 (a) Assets included in reportable segments consist primarily of inventory, property, plant and equipment and goodwill and other acquired intangibles.

 (b) Other consists principally of cash and cash equivalents, deferred income taxes, receivables, prepaid pension costs, property, plant and equipment supporting corporate and research operations, other assets and net assets from discontinued operations.

 (c) Depreciation and amortization for reportable segments excludes goodwill and other acquired intangibles amortization, which is included in Other.

PRODUCTS AND SERVICES REVENUES

    The table below presents external revenues for groups of similar products and services:

                                                            YEARS ENDED SEPTEMBER 30,
                                                           ---------------------------
                                                            2001      2000      1999
                                                            ----      ----      ----
Switching and access.....................................  $ 5,598   $10,767   $10,482
Optical networking.......................................    3,206     3,298     3,551
Wireless.................................................    5,234     6,108     5,502
Optical fiber............................................    2,023     1,842     1,149
Services.................................................    4,162     4,926     4,211
Other(a).................................................    1,071     1,963     2,098
                                                           -------   -------   -------
    Totals...............................................  $21,294   $28,904   $26,993
                                                           -------   -------   -------
                                                           -------   -------   -------

---------

 (a) Principally includes billing and customer care software products, messaging products and, in fiscal years 2000 and 1999, the consumer products business.

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

GEOGRAPHIC INFORMATION

                                             EXTERNAL REVENUES(a)         LONG-LIVED ASSETS(b)
                                          ---------------------------   -------------------------
                                           YEARS ENDED SEPTEMBER 30,          SEPTEMBER 30,
                                          ---------------------------   -------------------------
                                           2001      2000      1999      2001     2000      1999
                                           ----      ----      ----      ----     ----      ----
U.S. ...................................  $13,776   $19,829   $18,407   $5,261   $10,283   $4,200
Non-U.S. countries......................    7,518     9,075     8,586      621     1,226    1,137
                                          -------   -------   -------   ------   -------   ------
Totals..................................  $21,294   $28,904   $26,993   $5,882   $11,509   $5,337
                                          -------   -------   -------   ------   -------   ------
                                          -------   -------   -------   ------   -------   ------

---------

 (a) Revenues are attributed to geographic areas based on the location of customers.

 (b) Represents property, plant and equipment, net and goodwill and other acquired intangibles, net.

CONCENTRATIONS

    Historically, Lucent has relied on a limited number of customers for a substantial portion of its total revenues. Revenues from Verizon accounted for approximately 17%, 14% and 11% of consolidated revenues in the years ended September 30, 2001, 2000 and 1999, respectively, principally in the Products segment. Revenues from AT&T accounted for approximately 11% and 16% of consolidated revenues in the years ended September 30, 2000 and 1999, respectively, principally in the Products segment. Lucent expects a significant portion of its future revenues to continue to be generated by a limited number of customers. The loss of any of these customers or any substantial reduction in orders by any of these customers could materially and adversely affect Lucent's operating results. Lucent does not have a concentration of available sources of supply materials, labor, services or other rights that, if eliminated suddenly, could impact its operations severely. The transition of manufacturing operations to several contract manufacturers may cause a concentration in fiscal year 2002 (see Note 17).

15. FINANCIAL INSTRUMENTS

FAIR VALUES

    The carrying values of cash and cash equivalents, investments, receivables, payables and debt maturing within one year contained in the Consolidated Balance Sheets approximate fair value.

    The carrying values of foreign exchange forward and option contracts at September 30, 2001 equals their fair value (see Derivative Financial Instruments) and the carrying values and estimated fair values of foreign exchange forward and option contracts at September 30, 2000 were $31 and $32, respectively, for assets and $8 and $13, respectively, for liabilities.

    The carrying value and estimated fair value of long-term debt at September 30, 2001 were $3,274 and $2,324, respectively, and at September 30, 2000 were $3,030 and $2,731, respectively.

    Fair values of foreign exchange forward and option contracts and long-term debt are determined using quoted market rates.

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

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

commitments to extend credit and financial guarantees is limited to the amount drawn and outstanding on those instruments.

    Exposure to credit risk is controlled through credit approvals, credit limits and continuous monitoring procedures and reserves for losses are established when deemed necessary. Lucent seeks to limit its exposure to credit risks in any single country or region, although Lucent's customers are primarily in the telecommunications service provider industry.

    All financial instruments inherently expose the holders to market risk, including changes in currency and interest rates. Lucent manages its exposure to these market risks through its regular operating and financing activities and when appropriate, through the use of derivative financial instruments.

DERIVATIVE FINANCIAL INSTRUMENTS

FOREIGN CURRENCY RISK

    Lucent conducts its business on a multinational basis in a wide variety of foreign currencies. The objective of Lucent's foreign currency risk management policy is to preserve the economic value of cash flows in non-functional currencies. Toward this end, Lucent's policy is to hedge all significant booked and firmly committed cash flows identified as creating foreign currency exposure on a rolling 12-month basis. In addition, Lucent typically hedges a portion of its exposure resulting from identified anticipated cash flows, providing the flexibility to deal with the variability of longer-term forecasts as well as changing market conditions, in which the cost of hedging may be excessive relative to the level of risk involved.

    To manage this risk, Lucent enters into various foreign exchange forward and option contracts. In some cases, Lucent may hedge foreign exchange risk in certain sales and purchase contracts by embedding terms in the contracts that affect the ultimate amount of cash flows under the contract. Principal currencies hedged as of September 30, 2001 are as follows:

                                                                                EMBEDDED FOREIGN
                                                   FORWARD AND OPTION               CURRENCY
                                                       CONTRACTS             DERIVATIVE INSTRUMENTS
                                              ----------------------------   -----------------------
                                              NOTIONAL      FAIR VALUE       NOTIONAL    FAIR VALUE
                  CURRENCY                     AMOUNT    ASSET (LIABILITY)    AMOUNT        ASSET
                  --------                     ------    -----------------    ------        -----
Euros.......................................    $488            $ 4             $ 9        $    --
Danish kroner...............................     235              2              --             --
Brazilian real..............................     163             (4)             27              9
Australian dollar...........................     132              6              --             --
New Zealand dollar..........................      89              4              --             --
Japanese yen................................      23             (6)             --             --

    Lucent's policy is to designate certain freestanding foreign currency derivatives as hedging instruments under SFAS 133 against its intercompany and external foreign-currency-denominated loans. These exposures make up a large proportion of the notional value of Lucent's total foreign currency risk and are well defined as to amounts and timing of repayments. The derivatives hedging these exposures are designated as cash flow hedging instruments for anticipated cash flows not to exceed 12 months. Lucent will continue to hedge all other types of foreign currency risk to preserve the economic cash flows of the Company in accordance with corporate risk management policies but generally does not expect to designate related derivative instruments as hedges under SFAS 133 for cost/benefit reasons. Accordingly, the changes in fair value of these undesignated freestanding foreign currency derivative instruments are recorded in other income (expense) -- net in the period of change and have not been material to Lucent due to the short maturities of these instruments.

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Lucent's foreign currency embedded derivatives consist of sales and purchase contracts with cash flows indexed to changes in or denominated in a currency that neither party to the contract uses as their functional currency. Changes in the fair value of these embedded derivatives were not significant during the year ended September 30, 2001.

    Prior to the adoption of SFAS 133, foreign exchange forward contracts were designated as hedges for firmly committed or forecasted sales and purchases that were expected to occur in less than one year. Gains and losses on all derivative contracts were either deferred in other current assets and liabilities or were recognized in other income (expense) -- net depending upon the nature of the transaction hedged and the type of derivative instrument used. These gains and losses were not material to the consolidated financial statements at September 30, 2000.

INTEREST RATE RISK

    Lucent uses a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments and to a lesser extent, interest rate swaps to manage its interest rate mix of the total debt portfolio and related overall cost of borrowing. To manage this mix in a cost-effective manner, Lucent, from time to time, may enter into interest rate swap agreements, in which it agrees to exchange various combinations of fixed and/or variable interest rates based on agreed upon notional amounts. The objective of maintaining this mix of fixed and floating rate debt allows Lucent to manage its overall value of cash flows attributable to its debt instruments. There were no material interest rate swaps in effect at September 30, 2001 and 2000.

OTHER DERIVATIVES

    From time to time, Lucent may obtain warrants to purchase equity securities in other companies to complement its investment portfolio. Warrants that provide for net share settlement are considered to be derivative instruments and are generally not eligible to be designated as hedging instruments as there is no corresponding underlying exposure. The fair value of these warrants was not material at September 30, 2001.

NON-DERIVATIVE AND OFF-BALANCE SHEET INSTRUMENTS

    Requests for providing commitments to extend credit and financial guarantees are reviewed and approved by senior management. Management regularly reviews all outstanding commitments, letters of credit and financial guarantees, and the results of these reviews are considered in assessing the adequacy of Lucent's reserve for possible credit and guarantee losses.

    The following table presents Lucent's non-derivative and off-balance sheet instruments for amounts drawn, available but not drawn and not available to be drawn. These instruments may expire without being drawn upon. Therefore, the amounts available but not drawn and not available do not necessarily represent future cash flows. The amounts drawn on these instruments are generally collateralized by substantially all of the assets of the respective creditors.

                                           SEPTEMBER 30, 2001                  SEPTEMBER 30, 2000
                                    ---------------------------------   ---------------------------------
                                    TOTAL LOANS                         TOTAL LOANS
                                        AND                                 AND
                                    GUARANTEES    LOANS    GUARANTEES   GUARANTEES    LOANS    GUARANTEES
                                    ----------    -----    ----------   ----------    -----    ----------
Drawn commitments.................    $2,956      $2,528      $428        $2,034      $1,263     $  771
Available but not drawn...........     1,447       1,411        36         3,872       3,270        602
Not available.....................       911         655       256         2,196       2,121         75
                                      ------      ------      ----        ------      ------     ------
    Total.........................    $5,314      $4,594      $720        $8,102      $6,654     $1,448
                                      ------      ------      ----        ------      ------     ------
                                      ------      ------      ----        ------      ------     ------

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

COMMITMENTS TO EXTEND CREDIT

    Commitments to extend credit to third parties are conditional agreements generally having fixed expiration or termination dates and specific interest rates and purposes. In certain situations, credit may not be available for draw down until certain conditions precedent are met.

GUARANTEES OF DEBT

    From time to time, Lucent guarantees the financing for product purchases by customers. Requests for providing such guarantees are reviewed and approved by senior management. Certain financial guarantees are assigned to a third-party reinsurer.

LETTERS OF CREDIT

    Letters of credit are purchased guarantees that ensure Lucent's performance or payment to third parties in accordance with specified terms and conditions, which amounted to $900 and $897 as of September 30, 2001 and 2000, respectively. The estimated fair value of letters of credit are $12 and $2 as of September 30, 2001 and 2000, respectively, which are valued based on fees paid to obtain the obligations.

16. SECURITIZATIONS AND TRANSFERS OF FINANCIAL INSTRUMENTS

    In June 2001, Lucent established a $750 revolving accounts receivable securitization facility expiring in June 2003. Under the terms of the facility, Lucent may sell an undivided interest in collateralized accounts receivable from specified customers in exchange for cash and a subordinated retained interest in the remaining outstanding accounts receivables. At September 30, 2001, unrelated third parties held an undivided interest of $286 in the collateralized accounts receivables. The balance of retained interests is included in Receivables and varies based on changes in Lucent's credit ratings and the credit ratings of the customers included in the securitization facility, changes in the sufficiency of eligible accounts receivable and concentration of credit risk among obligors. Accordingly, unfavorable changes in these factors require Lucent to repurchase undivided interests in securitized accounts receivable and favorable changes in the factors allow Lucent to sell additional undivided interests in accounts receivable. In order to maintain the facility level, Lucent must continue to generate eligible accounts receivable sufficient to support such level under the terms of the facility. This facility was reduced to $500 on October 19, 2001.

    Lucent services these securitized receivables for a fee that approximates Lucent's cost of servicing and such fees were not significant. The investors in the securitized receivables have no recourse to Lucent's other assets as a result of debtors' defaults except for the retained interests in the collateralized accounts receivable.

    The following table provides the cash flows in the year ended September 30, 2001 related to this securitization facility:

Proceeds from receivables initially securitized.............  $  435
Proceeds from collections reinvested in revolving
    securitization..........................................   1,913
Repurchases of undivided interests..........................     182
Average securitized balance during the 94 days that
    receivables were securitized in 2001....................   1,188

    The following table provides the valuation of retained interests at September 30, 2001:

Total securitized balance...................................  $1,277
Fair value of retained interests in outstanding
    receivables.............................................     939
    Discount for time value.................................       7
    Net reserve for credit losses...........................      13

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

    Retained interests are valued based on the historical payment patterns and the discount rate implicit in the underlying invoices. The expected reserve for credit losses is 1.27%. A discount is imputed based on the expected number of days that receivables will remain outstanding and a discount rate commensurate with the risks involved. Assuming hypothetical simultaneous unfavorable variations of up to 20% in credit losses and the discount rate used, the pretax impact on the value of retained interests would not be significant.

    In September 2000, Lucent and a third-party financial institution arranged for the creation of a non-consolidated Special Purpose Trust ('Trust') for the purpose of allowing Lucent from time to time to sell on a limited-recourse basis up to a maximum of $970 of customer finance loans and receivables ('Loans') at any given point in time through a wholly owned bankruptcy-remote subsidiary, which in turn would sell the Loans to the Trust. Lucent had originally intended to periodically sell Loans to the Trust, however, due to Lucent's credit downgrade in February 2001, Lucent is unable to sell additional Loans to the Trust, as defined by agreements between Lucent and the Trust. Lucent has also agreed, in the case of foreign currency denominated Loans and Loans with a fixed interest rate, to indemnify the Trust for foreign exchange losses and losses due to movements in interest rates (if any) if hedging instruments have not been entered into for such Loans. Lucent will receive a fee from the Trust for either arranging hedging instruments or providing the indemnity. Lucent will continue to service, administer and collect the Loans on behalf of the Trust and receive a fee for performance of these services until the Loans are either fully collected or sold by the Trust to an unrelated third party. Lucent also receives a fee for referring Loans to the Trust that the Trust purchased from Lucent. Cash flows received from (paid to) the Trust during 2001 and 2000 were as follows:

                                                               YEARS ENDED
                                                              SEPTEMBER 30,
                                                              --------------
                                                               2001    2000
                                                               ----    ----
Proceeds from sales of loans................................  $ 382    $575
Repurchases of loans........................................   (355)     --
Losses on sales of loans and other costs....................     (7)     (4)
Fees received...............................................      6      --
Servicing advances..........................................     (8)     --
Reimbursements of servicing advances........................      8      --

    In September 1999, a subsidiary of Lucent sold approximately $625 of accounts receivable from one large non-U.S. customer to a non-consolidated qualified special purpose entity ('QSPE') which, in turn, sold an undivided ownership interest in these receivables to entities managed by an unaffiliated financial institution. Additionally, Lucent transferred a designated pool of qualified accounts receivable of approximately $700 to the QSPE as collateral for the initial sale. During December 1999, Lucent repurchased $408 of the $625 of accounts receivable, the previously reported arrangement was terminated and Lucent established a new arrangement whereby its subsidiary sold $750 of accounts receivable (including the repurchased receivables) to a consortium of banks with limited recourse.

17. COMMITMENTS AND CONTINGENCIES

    In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, labor, product and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2001, cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

liability or financial impact to Lucent, from matters other than those described in the next paragraph, beyond that provided for at September 30, 2001 would not be material to the annual consolidated financial statements.

    Lucent and certain of its former officers are defendants in several purported shareowner class action lawsuits for alleged violations of federal securities laws, which have been consolidated in a single action. Specifically, the complaint alleges, among other things, that beginning in late October 1999, Lucent and certain of its officers misrepresented Lucent's financial condition and failed to disclose material facts that would have an adverse impact on Lucent's future earnings and prospects for growth. This action seeks compensatory and other damages, and costs and expenses associated with the litigation. This action is in the early stages and Lucent is unable to determine its potential impact on the consolidated financial statements. Lucent intends to defend this action vigorously. In July 2001, a purported class action complaint was filed under ERISA alleging, among other things, that Lucent and certain unnamed officers breached their fiduciary duties with respect to Lucent's employee savings plans claiming that the defendants were aware that Lucent stock was inappropriate for retirement investment and continued to offer such stock as a plan investment option. The complaint seeks damages, injunctive and equitable relief, interest and fees and expenses associated with the litigation. In August 2001, a separate purported class action complaint was filed under ERISA alleging, among other things, that Lucent breached its fiduciary duties with respect to its employee benefit and compensation plans by offering Lucent stock as an investment to employees participating in the plans despite the fact that Lucent allegedly knew it was experiencing significant business problems. The August complaint seeks a declaration that Lucent breached its fiduciary duties to plan participants, an order compelling Lucent to return all losses to the plans, injunctive relief to prevent future breaches of fiduciary duties, as well as costs and expenses associated with litigation. Both actions are in the early stages and the Company is unable to determine the potential impact of either case on the consolidated financial statements. Lucent intends to defend these actions vigorously.

SEPARATION AGREEMENTS

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

    In connection with the spin-off of Avaya, Lucent and Avaya executed and delivered a Contribution and Distribution Agreement ('CDA') that provides for indemnification by each company with respect to contingent liabilities primarily relating to their respective businesses or otherwise assigned to each, subject to certain sharing provisions. In the event the aggregate value of all amounts paid by each company, in respect of any single contingent liability or any set or group of related contingent liabilities, is in excess of $50 each company will share portions in excess of the threshold amount based on agreed-upon percentages. The CDA also provides for the sharing of certain contingent liabilities, specifically: (1) any contingent liabilities that are not primarily contingent liabilities of Lucent or contingent

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

liabilities associated with the businesses attributed to Avaya; (2) certain specifically identified liabilities, including liabilities relating to terminated, divested or discontinued businesses or operations; and (3) shared contingent liabilities within the meaning of the Separation and Distribution Agreement with AT&T Corp.

    In connection with the intended spin-off of Agere and the contribution to it of certain businesses Lucent and Agere entered into a Separation and Distribution Agreement ('SDA') that provides for indemnification by each company with respect to contingent liabilities primarily relating to their respective businesses or otherwise assigned to each, subject to certain sharing provisions. In the event the aggregate value of all amounts paid by each company, in respect of any single contingent liability or any set or group of related contingent liabilities, is in excess of net insurance proceeds, each company will share portions in excess of the threshold amount based on agreed-upon percentages. The SDA also provides for the sharing of certain contingent liabilities, specifically: (1) any contingent liabilities that are not primarily contingent liabilities of Lucent or contingent liabilities associated with the businesses attributed to Agere; (2) certain specifically identified liabilities, including liabilities relating to terminated, divested or discontinued businesses or operations; and (3) shared contingent liabilities within the meaning of the Separation and Distribution Agreement with AT&T Corp.

OTHER COMMITMENTS

    In connection with the intended spin-off of Agere, Lucent entered into a purchase agreement that governs the purchase of goods and services by Lucent from Agere. Under the agreement, Lucent committed to purchase at least $2,800 of products from Agere over a three-year period beginning February 1, 2001. In limited circumstances, Lucent's purchase commitment may be reduced or the term may be extended. For the period February 1, 2001 through September 30, 2001, Lucent's purchases under this agreement were $325. Agere and Lucent are currently discussing ways to restructure Lucent's obligations under the agreement.

    In connection with Lucent's transaction with Celestica (see Note 4), Lucent entered into a five-year supply agreement whereby Celestica will be the primary manufacturer for Lucent's switching and access and wireless products in North America.

ENVIRONMENTAL MATTERS

    Lucent's current and historical operations are subject to a wide range of environmental protection laws. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities under way at numerous current and former facilities. In addition, Lucent was named a successor to AT&T as a potentially responsible party ('PRP') at numerous 'Superfund' sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ('CERCLA') or comparable state statutes. Under the Separation and Distribution Agreement with AT&T, Lucent is responsible for all liabilities primarily resulting from or relating to the operation of Lucent's business as conducted at any time prior to or after the Separation from AT&T including related businesses discontinued or disposed of prior to the Separation, and Lucent's assets including, without limitation, those associated with these sites. In addition, under such Separation and Distribution Agreement, Lucent is required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities.

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

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

or third-party environmental studies and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amounts of such reserves, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at September 30, 2001 cannot be estimated.

LEASE COMMITMENTS

    Lucent leases land, buildings and equipment under agreements that expire in various years through 2020. Rental expense, net of sublease rentals, under operating leases was $476, $420 and $341 for the years ended September 30, 2001, 2000 and 1999, respectively. Future minimum lease payments due under non-cancelable operating leases at September 30, 2001 for fiscal year 2002 through fiscal year 2006 and thereafter were $304, $248, $205, $165, $117 and $727, respectively.

18. RECENT PRONOUNCEMENTS

    In June 2001, the FASB issued SFAS No. 141, 'Business Combinations,' and SFAS No. 142, 'Goodwill and Other Intangible Assets.' Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value.

    In August 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations' ('SFAS 143'). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

    In October 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets' ('SFAS 144'). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

    Lucent is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations. Lucent is required to adopt each of these standards in the first quarter of fiscal year 2003.

19. SUBSEQUENT EVENT -- SALE OF OPTICAL FIBER BUSINESS

    On November 16, 2001, Lucent completed the sale of its optical fiber business to The Furukawa Electric Co., Ltd. for $2,300, approximately $200 of which was in CommScope, Inc. securities. The transaction will result in a gain in the first quarter of fiscal year 2002. In addition, Lucent entered into an agreement on July 24, 2001 to sell two Chinese joint ventures -- Lucent Technologies Shanghai Fiber Optic Co., Ltd. and Lucent Technologies Beijing Fiber Optic Cable Co., Ltd. -- to Corning Incorporated for $225. This transaction, which is subject to U.S. and foreign governmental approvals

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

and other customary closing conditions, is expected to close by the end of the first quarter of fiscal year 2002.

20. QUARTERLY INFORMATION (UNAUDITED)

                                                        FIRST       SECOND        THIRD       FOURTH(j)          TOTAL
                                                        -----       ------        -----       ---------          -----
YEAR ENDED SEPTEMBER 30, 2001
 AS RESTATED FOR SAB 101
   Revenues..........................................  $ 4,346      $ 5,907      $ 5,886       $ 5,155          $ 21,294
   Gross margin......................................  $   681      $   485      $   829       $    63          $  2,058
   Loss from continuing operations...................  $(1,575)     $(3,388)(b)  $(1,878)(c)   $(7,329)(d)      $(14,170)
   Loss from discontinued operations.................       (5)        (308)      (1,360)       (1,499)           (3,172)
                                                       -------      -------      -------       -------          --------
   Loss before extraordinary item and cumulative
    effect of accounting changes.....................  $(1,580)     $(3,696)     $(3,238)      $(8,828)         $(17,342)
   Net loss..........................................  $  (464)(a)  $(3,696)     $(3,238)      $(8,800)(e)      $(16,198)

Loss per common share -- basic and diluted (f):
   Loss from continuing operations...................  $ (0.47)     $ (1.00)(b)  $ (0.55)(c)   $ (2.16)(d)      $  (4.18)
   Loss from discontinued operations.................    (0.00)       (0.09)       (0.40)        (0.44)            (0.93)
                                                       -------      -------      -------       -------          --------
   Loss before extraordinary item and cumulative
    effect of accounting changes.....................  $ (0.47)     $ (1.09)     $ (0.95)      $ (2.60)         $  (5.11)
   Net loss applicable to common shareowners.........  $ (0.14)(a)  $ (1.09)     $ (0.95)      $ (2.59)(e)      $  (4.77)

Dividends per share..................................  $  0.02      $  0.02      $  0.02       $  0.00          $   0.06

AS PREVIOUSLY REPORTED QUARTERLY
   Revenues..........................................  $ 4,354      $ 5,915      $ 5,819
   Gross margin......................................  $   682      $   499      $   814
   Loss from continuing operations...................  $(1,574)     $(3,380)     $(1,887)
   Net loss..........................................  $  (395)     $(3,688)     $(3,247)
Loss per common share -- basic and diluted (f):
   Loss from continuing operations...................  $ (0.47)     $ (0.99)(b)  $ (0.55)(c)
   Net loss..........................................  $ (0.12)     $ (1.08)     $ (0.95)

YEAR ENDED SEPTEMBER 30, 2000
   Revenues..........................................  $ 7,090      $ 7,230      $ 7,412       $ 7,172          $ 28,904
   Gross margin......................................  $ 3,214      $ 2,939      $ 3,134       $ 2,427          $ 11,714
   Income (loss) from continuing operations..........  $   979 (g)  $   462      $   286 (h)   $  (294)(i)      $  1,433
   Income (loss) from discontinued operations........      270          293         (587)         (190)             (214)
                                                       -------      -------      -------       -------          --------
   Net income (loss).................................  $ 1,249      $   755      $  (301)      $  (484)         $  1,219

Earnings (loss) per common share -- basic:
   Income (loss) from continuing operations..........  $  0.31 (g)  $  0.15      $  0.09 (h)   $ (0.09)(i)      $   0.44
   Income (loss) from discontinued operations........     0.09         0.09        (0.18)        (0.05)            (0.06)
                                                       -------      -------      -------       -------          --------
   Net income (loss).................................  $  0.40      $  0.24      $ (0.09)      $ (0.14)         $   0.38

Earnings (loss) per common share -- diluted:
   Income (loss) from continuing operations..........  $  0.30 (g)  $  0.14      $  0.09 (h)   $ (0.09)(f)(i)   $   0.43
   Income (loss) from discontinued operations........     0.08         0.09        (0.18)        (0.05)(f)         (0.06)
                                                       -------      -------      -------       -------          --------
   Net income (loss).................................  $  0.38      $  0.23      $ (0.09)      $ (0.14)(f)      $   0.37

Dividends per share..................................  $  0.04      $  0.00      $  0.02       $  0.02          $   0.08

 (a) Includes an extraordinary gain of $1,154 ($0.34 per basic and diluted share) related to the sale of the power systems business, a gain from a cumulative effect of accounting change of $30 ($0.01 per basic and diluted share) related to the adoption of SFAS 133 and a loss from a cumulative effect of accounting change of $68 ($0.02 loss per basic and diluted share) related to the adoption of SAB 101.

 (b) Includes total business restructuring and one-time charges of $2,710, of which $536 of inventory write-downs are included in Gross margin.

                            LUCENT TECHNOLOGIES INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  --  (CONTINUED)
                (DOLLARS IN MILLIONS, EXCEPT PER SHARE AMOUNTS)


 (c) Includes total business restructuring and one-time charges of $684, of which $143 of inventory write-downs are included in Gross margin.

 (d) Includes total business restructuring and one-time charges of $8,022, of which $580 of inventory write-downs are included in Gross margin.

 (e) Includes an extraordinary gain of $28 ($0.01 per basic and diluted share) related to the sale of the power systems business.

 (f) As a result of the loss reported from continuing operations, potentially dilutive securities have been excluded from the calculation of diluted earnings (loss) per share because their effect would be antidilutive. In addition, the fourth fiscal quarter loss per common share from continuing operations and the net loss per share includes the $28 impact of preferred dividends and accretion.

 (g) Includes a gain of $189 associated with the sale of an equity investment and a charge of $61 primarily associated with the mergers with INS, Excel and Xedia.

 (h) Includes a charge of $428 of IPRD related to the acquisition of Chromatis.

 (i) Includes a charge of $131 of IPRD related to the acquisition of Spring
     Tide.

 (j) During the fourth quarter of fiscal year 2001, Lucent implemented SAB 101 retroactively to the beginning of fiscal year 2001, resulting in a loss from a cumulative effect of accounting change of $68 ($0.02 loss per basic and diluted share). Results for the first three quarters of fiscal year 2001 have been restated. On a pro forma basis, had Lucent adopted SAB 101 prior to October 1, 2000, revenue, gross margin, loss from continuing operations and net loss for the fourth quarter of fiscal year 2000 would have been $7,220, $2,407, $306 and $496, respectively, and basic and diluted loss from continuing operations per share and net loss per share would have been $0.09 and $0.15, respectively.

                            LUCENT TECHNOLOGIES INC.
               SCHEDULE II  --  VALUATION AND QUALIFYING ACCOUNTS

            COLUMN A               COLUMN B              COLUMN C               COLUMN D          COLUMN E
            --------              ----------   -----------------------------   ----------        ----------
                                                         ADDITIONS
                                               -----------------------------
                                  BALANCE AT   CHARGED TO       CHARGED TO                       BALANCE AT
                                  BEGINNING     COSTS &           OTHER                            END OF
DESCRIPTION                       OF PERIOD     EXPENSES      ACCOUNTS (NET)   DEDUCTIONS          PERIOD
-----------                       ---------     --------      --------------   ----------          ------
                                                            (DOLLARS IN MILLIONS)
Year 2001
    Allowance for doubtful
      accounts..................     $479        $  462              --          $  307(a)         $  634
    Customer financing
      reserves..................      604         1,787            $257             539(a)          2,109
    Deferred tax asset valuation
      allowance.................      197           559              --              14(b)            742
    Inventory valuation
      reserves..................     $805        $2,400(c)           --          $1,391(c)         $1,814(c)

Year 2000
    Allowance for doubtful
      accounts..................     $303        $  245              --          $   69(a)         $  479
    Customer financing
      reserves..................       34           260            $432             122(a)            604
    Deferred tax asset valuation
      allowance.................      146            64               6              19(b)            197
    Inventory valuation
      reserves..................     $624        $  360            $  8          $  187(d)         $  805

Year 1999
    Allowance for doubtful
      accounts..................     $327        $   59            $ 26          $  109(a)         $  303
    Customer financing
      reserves..................       30             7                               3(a)             34
    Deferred tax asset valuation
      allowance.................      240            65               3             162(b)            146
    Inventory valuation
      reserves..................     $626        $  134            $(74)         $   62(d)         $  624

---------

 (a) Represents amounts written off as uncollectible, net of recoveries.

 (b) Realization of deferred tax assets for which a valuation allowance had previously been provided.

 (c) Charged to costs and expenses include $1,259 of inventory related to Lucent's business restructuring program of which $570 was written off and included in deductions. The remaining balance of deductions is primarily related to the write-off of obsolete and scrapped inventory.

 (d) Primarily related to the write-off of obsolete and scrapped inventory.

Amounts above reflect continuing operations. All amounts have been reclassified to exclude Avaya, Agere and the power systems business.

                                 EXHIBIT INDEX

    The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

Exhibit
Number
--------
       (3)(i) 1          Certificate of Incorporation of the Registrant, as amended effective February
                         16, 2000 (Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

       (3)(i) 2          Certificate of Designations of 8.00% Redeemable Convertible Preferred Stock
                         Setting Forth the Powers, Preferences and Rights, and the Qualifications,
                         Limitations and Restrictions thereof, of such Preferred Stock of Lucent
                         Technologies Inc. (Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

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

       (4)(iii)          Other instruments in addition to Exhibit 4(i) which define the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries are not filed herewith pursuant to Regulation S-K, Item
                         601(b)(4)(iii)(A). Pursuant to this regulation, the Registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

      (10)(i) 1          Separation and Distribution Agreement by and among Lucent Technologies Inc.,
                         AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.1 to Registration Statement on Form
                         S-1 No. 333-00703).

      (10)(i) 2          Tax Sharing Agreement by and among Lucent Technologies Inc., AT&T Corp. and
                         NCR Corporation, dated as of February 1, 1996 and amended and restated as of
                         March 29, 1996 (Exhibit 10.6 to Registration Statement on Form S-1 No.
                         333-00703).

      (10)(i) 3          Employee Benefits Agreement by and between AT&T Corp. and Lucent Technologies
                         Inc., dated as of February 1, 1996 and amended and restated as of March 29,
                         1996 (Exhibit 10.2 to Registration Statement on Form S-1 No. 333-00703).

      (10)(i) 4          Rights Agreement between Lucent Technologies Inc. and The Bank of New York
                         (successor to First Chicago Trust Company of New York), as Rights Agent,
                         dated as of April 4, 1996 (Exhibit 4.2 to Registration Statement on Form S-1
                         No. 333-00703).

      (10)(i) 5          Amendment to Rights Agreement between Lucent Technologies Inc. and The Bank of New York (successor to First Chicago Trust Company of New York), dated as of February 18, 1998 (Exhibit (10)(i)5 to the Annual Report on Form 10-K for
                         the year ended September 30, 1998).

EXHIBIT NUMBER
--------------
      (10)(i) 6          364-Day Revolving Credit Facility Agreement, dated as of
                         February 22, 2001 among Lucent Technologies Inc., several
                         banks and other financial institutions or entities from time to time parties thereto, Salomon Smith Barney Inc., as
                         Syndication Agent, and The Chase Manhattan Bank, as
                         Administrative Agent (Exhibits 99.1 to the Current Report on
                         Form 8-K dated February 27, 2001).

      (10)(i) 7          364-Day Revolving Credit and Term Loan Facility Agreement,
                         dated as of February 22, 2001 among Lucent Technologies
                         Inc., Agere Systems Inc., the lenders party thereto, Salomon
                         Smith Barney Inc., as Syndication Agent, and The Chase
                         Manhattan Bank, as Administrative Agent (Exhibit 99.2 to the
                         Current Report on Form 8-K dated February 27, 2001).

      (10)(i) 8          5-Year Amended and Restated Revolving Credit Facility
                         Agreement, dated as of February 26, 1998, as Amended and
                         Restated as of February 22, 2001 among Lucent Technologies
                         Inc., the lenders party thereto, Salomon Smith Barney Inc., as Syndication Agent, and The Chase Manhattan Bank, as
                         Administrative Agent (Exhibit 99.3 to the Current Report on
                         Form 8-K dated February 27, 2001).

      (10)(i) 9          Guarantee and Collateral Agreement made by Lucent
                         Technologies Inc. and certain of its subsidiaries in favor of The Chase Manhattan Bank, as Collateral Agent, dated as of February 22, 2001 (Exhibit 99.4 to the Current Report on
                         Form 8-K dated February 27, 2001).

      (10)(i) 10         Collateral Sharing Agreement among Lucent Technologies Inc., various Grantors and The Chase Manhattan Bank, as Collateral
                         Agent, dated as of February 22, 2001 (Exhibit 99.5 to the
                         Current Report on Form 8-K dated February 27, 2001).

      (10)(i) 11         First Amendment to 364-Day Revolving Credit Facility
                         Agreement and First Amendment to Guarantee and Collateral
                         Agreement, dated as of June 11, 2001 (Exhibit 99.1 to the
                         Current Report on Form 8-K dated August 16, 2001).

      (10)(i) 12         First Amendment to Five-Year Revolving Credit Facility
                         Agreement and First Amendment to Guarantee and Collateral
                         Agreement, dated as of June 11, 2001 (Exhibit 99.2 to the
                         Current Report on Form 8-K dated August 16, 2001).

      (10)(i) 13         Second Amendment to 364-Day Revolving Credit Facility, dated as of August 16, 2001 (Exhibit 99.3 to the Current Report on
                         Form 8-K dated August 16, 2001).

      (10)(i) 14         Second Amendment to Five-Year Amended and Restated Revolving
                         Credit Facility Agreement, dated as of August 16, 2001
                         (Exhibit 99.4 to the Current Report on Form 8-K dated August
                         16, 2001).

      (10)(ii)(B) 1      Brand License Agreement by and between Lucent Technologies
                         Inc. and AT&T, dated as of February 1, 1996 (Exhibit 10.5 to
                         Registration Statement on Form S-1 No. 333-00703).

      (10)(ii)(B) 2      Patent License Agreement among AT&T Corp., NCR Corporation and Lucent Technologies Inc., effective as of March 29, 1996
                         (Exhibit 10.7 to Registration Statement on Form S-1 No.
                         333-00703).

EXHIBIT NUMBER
--------------
      (10)(ii)(B) 3      Amended and Restated Technology License Agreement among AT&T
                         Corp., NCR Corporation and Lucent Technologies Inc.,
                         effective as of March 29, 1996 (Exhibit 10.8 to Registration
                         Statement on Form S-1 No. 333-00703).

      (10)(iii)(A) 1     Lucent Technologies Inc. Short Term Incentive Program
                         (Exhibit (10)(iii)(A) 2 to the Quarterly Report on Form 10-Q
                         for the quarter ended March 31, 1998). Management contract or compensatory plan or arrangement.*

      (10)(iii)(A) 2     Lucent Technologies Inc. 1996 Long Term Incentive Program
                         (Exhibit 10(iii)(A) 2 to the Annual Report on Form 10-K for
                         the year ended September 30, 2000).*

      (10)(iii)(A) 3     Lucent Technologies Inc. 1996 Long Term Incentive Program
                         (Plan) Restricted Stock Unit Award Agreement (Exhibit
                         (10)(iii)(A) 3 to the Annual Report on Form 10-K for the
                         year ended September 30, 2000).*

      (10)(iii)(A) 4     Lucent Technologies Inc. 1996 Long Term Incentive Program
                         (Plan) Nonstatutory Stock Option Agreement (Exhibit
                         (10)(iii)(A) 4 to the Annual Report on Form 10-K for the
                         year ended September 30, 2000).*

      (10)(iii)(A) 5     Lucent Technologies Inc. Deferred Compensation Plan (Exhibit
                         (10)(iii)(A) 5 to the Annual Report on Form 10-K for the
                         year ended September 30, 2000).*

      (10)(iii)(A) 6     Lucent Technologies Inc. Stock Retainer Plan for
                         Non-Employee Directors (Exhibit (10)(iii)(A) 5 to the Annual
                         Report on Form 10-K for the year ended September 30, 1998).*

      (10)(iii)(A) 7     Lucent Technologies Inc. Officer Long-Term Disability and
                         Survivor Protection Plan (Exhibit (10)(iii)(A) 8 to the
                         Annual Report on Form 10-K for the Transition Period ended
                         September 30, 1996).*

      (10)(iii)(A) 8     Employment Agreement of Mr. Verwaayen dated June 12, 1997
                         (Exhibit (10)(iii)(A) 9 to the Annual Report on Form 10-K
                         for the year ended September 30, 1997).*

      (10)(iii)(A) 9     Description of the Lucent Technologies Inc. Supplemental
                         Pension Plan (Exhibit (10)(iii)(A) 13 to the Annual Report
                         on Form 10-K for the year ended September 30, 1998).*

      (10)(iii)(A) 10    Lucent Technologies Inc. 1999 Stock Compensation Plan for
                         Non-Employee Directors (Exhibit (10)(iii)(A) 14 to the
                         Annual Report on Form 10-K for the year ended September 30,
                         1998).*

      (10)(iii)(A) 11    Lucent Technologies Inc. Voluntary Life Insurance Plan
                         (Exhibit (10)(iii)(A) 15 to the Annual Report on Form 10-K
                         for the year ended September 30, 1998).

      (10)(iii)(A) 12    Richard A. McGinn Settlement Agreement, dated as of June 6,
                         2001 (Exhibit 99.1 to the Quarterly Report on Form 10-Q for
                         the quarter ended June 30, 2001).

      (10)(iii)(A) 13    Deborah C. Hopkins Separation Agreement, dated as of May 4,
                         2001 (Exhibit 99.2 to the Quarterly Report on Form 10-Q for
                         the quarter ended June 30, 2001).

      (10)(iii)(A) 14    Compensatory Actions for Proxy Reportable Persons.


EXHIBIT NUMBER
--------------
      (10)(iii)(A) 15    Officer Severance Policy for Robert Holder, dated
                         February 14, 2001.*

      (10)(iii)(A) 16    Officer Severance Policy for William O'Shea, dated
                         February 14, 2001.*

      (10)(iii)(A) 17    Officer Severance Policy for Ben Verwaayen, dated
                         February 14, 2001.*

      (10)(iii)(A) 18    Officer Severance Policy for Arun Netravali, dated
                         January 23, 2001.*

      (10)(iii)(A) 19    Henry Schacht letter to Robert Holder, dated
                         December 3, 2001.*

      (10)(iii)(A) 20    Henry Schacht letter to William O'Shea, dated
                         December 3, 2001.*

      (10)(iii)(A) 21    Henry Schacht letter to Arun Netravali, dated March 13,
                         2001.*

      (12)               Computation of Deficiency of Earnings to Cover Combined Fixed
                         Charges and Preferred Stock Dividend Requirements and Ratio of
                         Earnings to Combined Fixed Charges and Preferred Stock Dividend
                         Requirements.

      (21)               List of subsidiaries of Lucent Technologies Inc.

      (23)               Consent of PricewaterhouseCoopers LLP.

      (24) Powers of Attorney executed by officers and directors who signed this report.

---------

* Management contract or compensatory plan or arrangement.

                            STATEMENT OF DIFFERENCES


The trademark symbol shall be expressed as..................................'TM'
The registered trademark symbol shall be expressed as........................'r'