Form 10-Q
period 2001-12-31
LUCENT TECHNOLOGIES INC
filed 2002-02-14
CIK 1006240

                    AS FILED WITH THE SEC ON FEBRUARY 14, 2002


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q




           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

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

                         Telephone Number: 908-582-8500




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____

At January 31, 2002, 3,423,024,507 common shares were outstanding.

2                                                             Form 10-Q - Part I

                         PART 1 - Financial Information

Item 1. Financial Statements

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)


                                                                                  Three months ended
                                                                                     December 31,
                                                                                2001               2000
                                                                          -----------------   ---------------

Revenues                                                                         $ 3,579           $ 4,346
Costs                                                                              3,144             3,665
                                                                          -----------------   ---------------
Gross margin                                                                         435               681
Operating expenses:
     Selling, general and administrative                                           1,245             1,855
     Research and development                                                        621             1,012
     Business restructuring charges, reversals and asset impairments,
       net                                                                           (79)                -
                                                                          -----------------   ---------------
         Total operating expenses                                                  1,787             2,867
Operating loss                                                                    (1,352)           (2,186)
Other income (expense), net                                                          540               (40)
Interest expense                                                                      97               127
                                                                          -----------------   ---------------
Loss from continuing operations before benefit from income taxes                    (909)           (2,353)
Benefit from income taxes                                                           (486)             (778)
                                                                          -----------------   ---------------
Loss from continuing operations                                                     (423)           (1,575)
Loss from discontinued operations (net of tax expense of $99)                          -                (5)
                                                                          -----------------   ---------------
Loss before extraordinary item and cumulative effect of accounting
   changes                                                                          (423)           (1,580)
Extraordinary gain (net of tax expense of $762)                                        -             1,154
Cumulative effect of accounting changes (net of tax benefit of $28)                    -               (38)
                                                                          -----------------   ---------------
Net loss                                                                            (423)             (464)
Preferred stock dividends and accretion                                              (42)                -
                                                                          -----------------   ---------------
Loss applicable to common shareowners                                            $  (465)          $  (464)
                                                                          =================   ===============

Loss per common share - basic and diluted
     Loss from continuing operations                                             $ (0.14)          $ (0.47)
     Net loss applicable to common shareowners                                   $ (0.14)          $ (0.14)

Weighted average number of common shares
   outstanding - basic and diluted                                               3,416.3           3,387.2


                 See Notes to Consolidated Financial Statements.

3                                                             Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                                                   December 31,         September 30, 2001
                                                                                       2001
                                                                                -------------------     -------------------

                                    ASSETS

Cash and cash equivalents                                                               $  3,069                 $  2,390
Receivables, less allowance of $774 at December 31, 2001 and $634 at
  September 30, 2001                                                                       3,204                    4,594
Inventories                                                                                2,731                    3,646
Contracts in process, net of progress billings of $8,463 at December 31, 2001
  and $7,841 at September 30, 2001                                                           783                    1,027
Deferred income taxes, net                                                                 2,639                    2,658
Other current assets                                                                       1,945                    1,788
                                                                                -------------------     -------------------
         Total current assets                                                             14,371                   16,103

Property, plant and equipment, net                                                         3,059                    4,416
Prepaid pension costs                                                                      4,739                    4,958
Deferred income taxes, net                                                                 3,064                    2,695
Goodwill and other acquired intangibles, net of accumulated amortization of
  $884 at December 31, 2001 and $832 at September 30, 2001                                 1,357                    1,466
Other assets                                                                               2,339                    2,724
Net long-term assets of discontinued operations                                            1,270                    1,302
                                                                                -------------------     -------------------
         Total assets                                                                   $ 30,199                 $ 33,664
                                                                                ===================     ===================

                                 LIABILITIES
Accounts payable                                                                        $  1,263                 $  1,844
Payroll and benefit-related liabilities                                                    1,262                    1,500
Debt maturing within one year                                                                 77                    1,135
Other current liabilities                                                                  4,776                    5,285
Net current liabilities of discontinued operations                                           354                      405
                                                                                -------------------     -------------------
         Total current liabilities                                                         7,732                   10,169

Postretirement and postemployment benefit liabilities                                      5,004                    5,481
Long-term debt                                                                             3,262                    3,274
Deferred income taxes, net                                                                    20                      152
Other liabilities                                                                          1,716                    1,731
                                                                                -------------------     -------------------
         Total liabilities                                                                17,734                   20,807

Commitments and contingencies

8.00% redeemable convertible preferred stock                                               1,838                    1,834

                             SHAREOWNERS' EQUITY
Preferred stock - par value $1.00 per share;
   issued and outstanding shares: none                                                         -                        -
Common stock - par value $.01 per share;
  Authorized shares: 10,000,000,000; 3,421,744,682 issued and 3,421,093,475 outstanding shares at December 31, 2001 and 3,414,815,908 issued and
  3,414,167,155 outstanding shares at September 30, 2001                                      34                       34
Additional paid-in capital                                                                21,683                   21,702
Accumulated deficit                                                                      (10,695)                 (10,272)
Accumulated other comprehensive income (loss)                                               (395)                    (441)
                                                                                -------------------     -------------------
         Total shareowners' equity                                                        10,627                   11,023
                                                                                -------------------     -------------------
         Total liabilities, redeemable convertible preferred stock and
           shareowners' equity                                                          $ 30,199                 $ 33,664
                                                                                ===================     ===================


                 See Notes to Consolidated Financial Statements.

4                                                             Form 10-Q - Part I

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                                            Three months ended
                                                                                               December 31,
                                                                                       2001                 2000
                                                                                  ---------------    -----------------

Operating Activities
Net loss                                                                                $  (423)             $  (464)
       Less: Loss from discontinued operations                                                -                   (5)
             Extraordinary gain                                                               -                1,154
             Cumulative effect of accounting changes                                          -                  (38)
                                                                                  ---------------    -----------------
Loss from continuing operations                                                            (423)              (1,575)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities, net of effects of dispositions of businesses
       Non-cash portion of business restructuring charges, reversals and
         asset impairments                                                                   21                    -
       Depreciation and amortization                                                        416                  644
       Provision for uncollectibles and customer financings                                 451                  368
       Deferred income taxes                                                               (515)                (923)
       Net pension and postretirement benefit credit                                       (238)                (264)
       Gains on sales of businesses                                                        (583)                  -
       Other adjustments for non-cash items                                                  69                   48
Changes in operating assets and liabilities:
       Decrease in receivables                                                            1,181                2,106
       Decrease (increase) in inventories and contracts in process                          697               (1,140)
       Decrease in accounts payable                                                        (553)                (276)
       Changes in other operating assets and liabilities                                   (931)                (265)
                                                                                  ---------------    -----------------
Net cash used in operating activities from continuing operations                           (408)              (1,277)
                                                                                  ---------------    -----------------

Investing Activities
       Capital expenditures                                                                (116)                (329)
       Dispositions of businesses                                                         2,184                2,494
       Other investing activities                                                            74                  (38)
                                                                                  ---------------    -----------------
Net cash provided by investing activities from continuing operations                      2,142                2,127
                                                                                  ---------------    -----------------

Financing Activities
       Repayments of credit facilities                                                   (1,000)                   -
       Net (repayments of) proceeds from other short-term borrowings                        (57)               1,573
       Other financing activities                                                            21                    1
                                                                                  ---------------    -----------------
Net cash (used in) provided by financing activities from continuing
  operations                                                                             (1,036)               1,574
Effect of exchange rate changes on cash and cash equivalents                                 (1)                 (35)
                                                                                  ---------------    -----------------
Net cash provided by continuing operations                                                  697                2,389
Net cash used in discontinued operations                                                    (18)                 (42)
                                                                                  ---------------    -----------------
Net increase in cash and cash equivalents                                                   679                2,347
Cash and cash equivalents at beginning of year                                            2,390                1,467
                                                                                  ---------------    -----------------
Cash and cash equivalents at end of period                                              $ 3,069              $ 3,814
                                                                                  ===============    =================


                 See Notes to Consolidated Financial Statements.

5                                                             Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared by Lucent Technologies Inc. ("Lucent" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented.

The preparation of financial statements and related disclosures in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Estimates are used in accounting for, among other things, long-term contracts, allowances for uncollectible receivables and customer financings, inventory obsolescence, product warranty, depreciation, employee benefits, taxes and contingencies. Estimates and assumptions are reviewed periodically and the effects of revisions which may be material are reflected in the consolidated financial statements in the period that they are determined to be necessary.

The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results for the three months ended December 31, 2001 are not necessarily indicative of financial results for the full year. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes included in Lucent's latest Annual Report on Form 10-K for the year ended September 30, 2001.

Certain reclassifications have been made to conform to the current period presentation.


2. BUSINESS RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS

During the three months ended December 31, 2001, Lucent recorded a net reversal of business restructuring charges and asset impairments of $68, which consisted of a reversal of reserves recorded during the fiscal year ended September 30, 2001 of $124 offset in part by additional charges of $56. The $124 reserve reversal primarily related to revised estimates of certain restructuring costs and employee separation costs due to organizational changes and higher than expected attrition levels.

The $56 charge included restructuring costs related to approximately 500 new employee separations of $23 and asset write-downs of $33. Asset write-downs included inventory write-downs of $11, which were recorded as a component of Costs.

Lucent expects to complete the restructuring program by the end of fiscal year 2002.

The following table displays the activity and balances of the restructuring reserve accounts for the three months ended December 31, 2001:




                                   September 30,     Net charges/       Reclasses/            December 31,
                                   2001 reserve       (reversals)       deductions            2001 Reserve
Restructuring costs
 Employee separations                       $   588          $ (40)          $ (170)                 $   378
 Contract settlements                           610            (21)             (56)                     533
 Facility closings                              296            (21)             (31)                     244
 Other                                          125             3               (24)                     104
                                -----------------------------------------------------      ------------------

    Total restructuring costs                 1,619            (79)            (281)                   1,259
                                -----------------------------------------------------      ------------------

Asset write-downs
   Inventory (a)                                  -             11              (11)                       -
   Capitalized software                           -             22              (22)                       -
   Other                                          -            (22)              22                        -
                                -----------------------------------------------------      ------------------

   Total asset write-downs                        -              11             (11)                       -
                                -----------------------------------------------------      ------------------
Total                                       $ 1,619          $ (68)          $ (292)   (b)           $ 1,259
                                =====================================================      ==================

---------

(a) At December 31, 2001, the remaining inventory reserve for restructuring was $492.

(b) Includes cash payments of $301 for the three months ended December 31, 2001.

6                                                             Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

Total voluntary and involuntary employee separations associated with the restructuring charges were 39,000, of which approximately 32,100 employees had been terminated as of December 31, 2001 (8,400 were terminated during the three months ended December 31, 2001). Also, since December 31, 2000, an additional 11,900 employee separations were achieved through attrition and divestiture of businesses. The majority of the remaining employee separations are expected to be completed by the end of the third fiscal quarter of 2002. Employee separations impact all of Lucent's business groups and geographic regions. Of the 39,000 employee separations, approximately 70% are management and 60% are involuntary.


3. DISCONTINUED OPERATIONS

Summarized financial information for the discontinued operations is as follows:

                                                               Three months ended December 31,
                                                                2001                      2000
                                                          ------------------        ------------------

Agere and power systems revenues                                      $ 459                   $1,487
                                                          ------------------        ------------------

Loss from discontinued operations (net of taxes)
   Agere and power systems                                            $   -                   $   (5)
   Loss on disposal of Agere                                              -                        -
                                                          ------------------        ------------------
Loss from discontinued operations                                     $   -                   $   (5)
                                                          ==================        ==================


                                                            December 31,              September 30,
Net assets of Agere and power systems                           2001                      2001
                                                          ------------------        ------------------

Current assets                                                       $2,474                    $4,022
Current liabilities                                                   2,828  (a)                4,427  (a)
                                                          ------------------        ------------------

Net current liabilities of discontinued operations                   $ (354)                   $ (405)
                                                          ==================        ==================

Long-term assets                                                     $2,411                    $2,625
Long-term liabilities                                                 1,141  (b)                1,323  (b)
                                                          ------------------        ------------------

Net long-term assets of discontinued operations                      $1,270                    $1,302
                                                          ==================        ==================

-------

(a) Includes $1,377 and $2,500 of the short-term debt assumed by Agere on April 2, 2001 and $345 and $565 of reserves associated with recording Lucent's share of Agere's estimated future losses through the planned spin-off date at December 31, 2001 and September 30, 2001, respectively.

(b) Amounts are shown net of the minority interest in the net assets of Agere of $850 and $1,026 at December 31, 2001 and September 30, 2001, respectively.


4. BUSINESS DISPOSITIONS

On November 16, 2001, Lucent completed the sale of its optical fiber business to The Furukawa Electric Co., Ltd. for approximately $2,300, $173 of which was in CommScope, Inc. securities. The transaction resulted in a gain of $523, which is included in other income (expense) in the three months ended December 31, 2001. In addition, Lucent entered into an agreement on July 24, 2001 to sell two China-based joint ventures -- Lucent Technologies Shanghai Fiber Optic Co., Ltd. and Lucent Technologies Beijing Fiber Optic Cable Co., Ltd. -- to Corning Incorporated for $225 in cash. This transaction, which is subject to U.S. and foreign governmental approvals and other customary closing conditions, is expected to close by the end of the third quarter of fiscal year 2002.

On December 22, 2001, Lucent entered into an agreement for the sale of its customer care and billing business to CSG Systems International, Inc. for approximately $300 in cash, subject to certain purchase price adjustments. The sale is subject to governmental approvals and other customary closing conditions. Lucent expects this transaction to close in the second quarter of fiscal year 2002.

7                                                             Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

5. INVENTORIES


                                       December 31,         September 30,
                                           2001                  2001
                                     -----------------    -------------------

         Completed goods                      $ 1,539                $ 2,023
         Work in process                          297                    432
         Raw materials                            895                  1,191
                                     -----------------    -------------------
      Inventories                             $ 2,731                $ 3,646
                                     =================    ===================


6. DEBT


                                                      December 31,              September 30,
                                                           2001                    2001
                                                    --------------------    --------------------

          Revolving credit facilities                            $    -                  $1,000
          Other                                                      77                     135
                                                    --------------------    --------------------
             Debt maturing within one year                           77                   1,135
          Long-term debt                                          3,262                   3,274
                                                    --------------------    --------------------
             Total debt                                          $3,339                  $4,409
                                                    ====================    ====================


7. COMPREHENSIVE LOSS

The components of comprehensive loss are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries, and are as follows:


                                                                  Three Months Ended
                                                                     December 31,
                                                                2001             2000
                                                                ----             ----
Net loss                                                       $(423)           $ (464)
Other comprehensive income (loss):
Foreign currency translation adjustments                          54                12
Reclassification adjustment to foreign currency
   translation for sale of foreign entities                       20                 -

Unrealized holding gains (losses) on certain investments
   (net of tax provision (benefit) of $4 and ($61),
   respectively)                                                   7               (94)
Reclassification adjustments for realized gains and
   impairment losses on certain investments (net of tax
   (benefit) provision of $(5) and $1, respectively)             (35)                2

Cumulative effect of accounting change (SFAS 133)                  -                11
Net derivative losses on cash flow hedges                          -                (1)
                                                         -------------    --------------
Comprehensive loss                                             $(377)           $ (534)
                                                         =============    ==============

8. LOSS PER COMMON SHARE

Basic and diluted loss per common share is calculated by dividing net loss applicable to common shareowners by the weighted average number of common shares outstanding during the period. As a result of the loss from continuing operations reported for the three months ended December 31, 2001 and 2000, approximately 296.2 million (including 283.9 million shares related to the redeemable convertible preferred stock) and 55.5 million, respectively, of potential common shares have been excluded from the calculation of diluted loss per share because their effect would reduce the loss per share from continuing operations and the net loss.

In addition, options where the exercise price was greater than the average market price of the common shares of 625.2 million and 330.1 million for the three months ended December 31, 2001 and 2000, respectively, were excluded from the computation of diluted loss per share. Amounts applicable to common shareowners reflect the dividends and accretion on Lucent's redeemable convertible preferred stock.

8                                                             Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


                                                                    Three months ended
                                                                        December 31,
                                                               ---------------------------------
                                                                   2001               2000
                                                               --------------     --------------

Loss per common share - basic and diluted
   Loss from continuing operations                                   $(0.14)            $(0.47)
   Loss from discontinued operations                                     -               (0.00)
   Extraordinary gain                                                    -                0.34
   Cumulative effect of accounting changes                               -               (0.01)
                                                               --------------     --------------
   Net loss applicable to common shareowners                         $(0.14)            $(0.14)
                                                               ==============     ==============
Dividends declared per common share                                  $   -              $ 0.02
                                                               ==============     ==============

Weighted average number of common shares -
  basic and diluted                                                 3,416.3            3,387.2
                                                               ==============     ==============


9.  OPERATING SEGMENTS

Lucent Technologies designs and delivers networks for the world's largest communications service providers. Lucent changed its reporting segments in fiscal year 2002 to two customer-focused reportable segments, Integrated Network Solutions ("INS") and Mobility Solutions ("Mobility"), from Products and Services in fiscal year 2001. These reportable segments are managed separately. The INS segment focuses on global, wireline service providers, including long distance carriers and both traditional local telephone companies and Internet service providers, and provides offerings comprised of a broad range of core switching and access and optical networking products, as well as related service offerings. The Mobility segment focuses on global wireless service providers and offers products and services to support the needs of its customers for radio access and core networks. Both segments offer network management and application and service delivery products. In addition, Lucent will support these two new segments through its global services organization.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measure is operating income (loss), which includes the revenues, costs and expenses directly controlled by the reportable segment, as well as allocations of other selling, general and administrative and research and development expenses, which are not managed at a customer level. Operating loss for reportable segments excludes certain personnel costs, including those related to pension and postretirement and certain other costs related to shared services such as general corporate functions, which are managed on a common basis in order to realize economies of scale and efficient use of resources. Operating income loss for reportable segments also excludes goodwill and other acquired intangibles amortization and business restructuring charges and related asset impairments. The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements to the extent that the related items are included within operating loss.

The following tables present Lucent's revenues and operating loss by reportable operating segment and a reconciliation of the totals reported for the segments to operating loss. Amounts for the three months ended December 31, 2000 have been restated to reflect the Company's new segment structure.


                                                           Three months ended
                                                               December 31,
                                                          2001              2000
                                                 ----------------  ----------------
                External Revenues
  INS                                                    $ 1,883           $ 2,450
  Mobility                                                 1,468             1,189
                                                 ----------------  ----------------
     Total reportable segments (a)                         3,351             3,639
  Optical fiber business                                     114               518
  Other (b)                                                  114               189
                                                 ----------------  ----------------
     Total external revenues                             $ 3,579           $ 4,346
                                                 ================  ================

                  Operating loss
  INS                                                    $  (909)          $(1,384)
  Mobility                                                  (159)             (405)
                                                 ----------------  ----------------
     Total reportable segments (a)                        (1,068)           (1,789)
  Goodwill and other acquired intangibles
     amortization                                            (74)             (261)
  Business restructuring and asset impairments,
     net                                                      68                 -
  Optical fiber business                                     (68)              143
  Other (b)                                                 (210)             (279)
                                                 ----------------  ----------------
     Operating loss                                      $(1,352)          $(2,186)
                                                 ================  ================


9                                                             Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

-----------
(a) Results by reportable segments include services revenues of $777 and $921 for the three months ended December 31, 2001 and 2000, respectively. Related services' costs, included in the reportable segments' operating losses, were $640 and $797 for the three months ended December 31, 2001 and 2000, respectively.
(b) Other primarily includes the results from billing and customer care software products, messaging products, other smaller units and unallocated costs of shared services and certain personnel costs, including those related to pension and postretirement.

10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, labor, product and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2001, cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent, from matters other than those described in the next paragraph, beyond that provided for at December 31, 2001, would not be material to the annual consolidated financial statements.

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

On December 7, 2001, the court in Sparks, et al. v. Lucent Technologies, Inc.
et al. set a trial date of May 13, 2002. This action is a state court, class action lawsuit filed in 1996 in Illinois under the name, Crain v. Lucent Technologies. It seeks unspecified damages for a nationwide class of customers based on a claim that the former AT&T Consumer Products business (which became part of Lucent) had defrauded and misled customers who leased telephones from Consumer Products so as to believe their lease payments would lead to ownership of the telephones. The lawsuit seeks damages based on the difference between the aggregate lease payments made and the fair market value of telephones. The Sparks action is one of a number of consumer class actions which, after removal to a federal court, were remanded to various state courts in July 2001. These other actions are in the discovery phase and Lucent is unable to determine what, if any, impact a resolution of the Sparks case will have on these matters. These cases, including Sparks, are in various stages of discovery and Lucent is unable to determine their potential impact on our consolidated financial statements. Lucent is defending these actions vigorously.

In January 2002, the court in Vicor Corp. et al. v. Lucent Technologies Inc. granted plaintiffs' June 30, 2001 motion for a writ of attachment in the amount of $20 million. The Court had held a hearing on Vicor's motion on November 19 and 20, 2001. This is an action in which Vicor Corporation and VLT Corporation ("Vicor") sued Lucent in Federal District Court in Boston, MA for an unspecified amount of damages purportedly stemming from an alleged infringement of a power supply patent. Discovery was stayed pending the resolution of certain summary judgment motions in the same court in a related case against Unitrode, a supplier of controller chips to the Company and other power supply manufacturers. In January 2001, the Court, in the Unitrode action, to which Lucent was not a party, held that certain power supplies manufactured by the Company and others, using the Unitrode controller, infringed Vicor's patent. This case is in discovery and we are unable to determine its potential impact on our consolidated financial statements. We intend to defend this action vigorously.

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

In connection with the spin-off of Avaya, Lucent and Avaya executed and delivered a Contribution and Distribution Agreement ("CDA") that provides for indemnification by each company with respect to contingent liabilities primarily relating to their respective businesses or otherwise assigned to each, subject to certain sharing provisions. In the event the aggregate value of all amounts paid by each company, in respect of any single contingent liability or any set or group of related contingent liabilities, is in excess of $50 each company will share portions in excess of the threshold amount based on agreed-upon percentages. The CDA also provides for the sharing of certain contingent liabilities, specifically: (1) any contingent liabilities that are not primarily contingent liabilities of Lucent or contingent liabilities associated with the businesses attributed to Avaya; (2) certain specifically identified liabilities, including liabilities relating to terminated, divested or discontinued businesses or operations; and (3) shared contingent liabilities within the meaning of the Separation and Distribution Agreement with AT&T Corp.

In connection with the intended spin-off of Agere and the contribution to it of certain businesses Lucent and Agere entered into a Separation and Distribution Agreement ("SDA") that provides that each company will bear all costs associated with contingent liabilities primarily relating to its respective business or otherwise assigned to each. The SDA also provides for the sharing (Lucent 86%; Agere 14%) of certain contingent liabilities, specifically: (1) any contingent liabilities that are not primarily contingent liabilities of Lucent or contingent liabilities associated with the businesses attributed to Agere; (2) certain specifically identified liabilities, including liabilities relating to terminated, divested or discontinued businesses or operations; and (3) shared contingent liabilities within the meaning of the Separation and Distribution Agreement with AT&T Corp.

Other Commitment

In connection with the intended spin-off of Agere, Lucent entered into a purchase agreement that governs the purchase of goods and services by Lucent from Agere. Under the agreement, Lucent committed to purchase at least $2,800 of products from Agere over a three-year period beginning February 1, 2001. In limited circumstances, Lucent's purchase commitment may be reduced or the term may be extended. For the period February 1, 2001 through December 31, 2001, Lucent's purchases under this agreement were $402. Agere and Lucent are currently discussing ways to restructure Lucent's obligations under the agreement.

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

11                                                            Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites, which typically range from five to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily on internal or third-party environmental studies and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amounts of such reserves, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is reasonably assured, the amounts are reflected as receivables in the consolidated financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at December 31, 2001 cannot be estimated.


11. RECENT PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). Under SFAS 141, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and the goodwill related to these acquisitions will not be amortized . Under SFAS 142, pre-existing goodwill will no longer be amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon an assessment of fair value.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations.

Lucent is currently evaluating the impact SFAS 142, SFAS 143 and SFAS 144 to determine the effect, if any, they may have on the consolidated financial position and results of operations. Lucent is required to adopt each of these standards in the first quarter of fiscal year 2003.

12                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   OVERVIEW

   We design and deliver networks for the world's largest communications service providers. Backed by Bell Labs research and development, we rely on our strengths in mobility, optical, data and voice networking technologies, as well as software and services, to develop next-generation networks. Our systems, services and software are designed to help customers quickly deploy and better manage their networks and create new, revenue-generating services that help businesses and consumers.

   OUR RESTRUCTURING PROGRAM

   Fiscal year 2001 was a transition year for us in which we eliminated many duplications in marketing functions and programs and centralized our sales support functions to utilize our resources for the opportunities that we currently believe to be the most profitable for us -- the large service provider market. We evaluated our manufacturing operations and assessed our use of contract manufacturers and decided to eliminate certain of our manufacturing facilities and make greater use of contract manufacturers. We assessed virtually every aspect of our product portfolio and associated research and development ("R&D"), made decisions based on the needs of our largest service provider customers, deployed our resources to meet those needs and then streamlined the rest of our operations to support those reassessments. We eliminated some marginally profitable or non-strategic lines; merged certain technology platforms; consolidated development activities; and eliminated management positions, which resulted in reduced associated product development costs. We sold the assets relating to a number of product lines whose products did not support our large service provider customers or our strategy. In following our customers, we initiated actions to close facilities and reduce the work forces in approximately 40 of the approximately 60 countries in which we operated at the end of fiscal year 2000. We expect to complete our restructuring program by the end of fiscal year 2002.

   MARKET ENVIRONMENT AND STRATEGIC DIRECTION

   The global communications networking industry experienced a very challenging period in calendar year 2001, during which business activity contracted. Due to the recent global economic slowdown, our service provider customers are facing slowing revenue growth, reduced access to capital and the need to carefully manage their cash flow and profitability. In response to these challenges, service providers are reducing capital expenditures and rethinking their plans to expand their networks. They are refocusing their capital investment on projects that can most directly contribute to their revenues. As a result, we have experienced lower revenues during the three months ended December 31, 2001 as compared with the three months ended December 31, 2000. If capital investment levels continue to decline, or if the telecommunications market improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected.

   In light of the changes in the market environment described above, we reorganized our businesses to become more focused and better positioned to capitalize on market opportunities. To match the realignment of our customers' businesses, we restructured our operations into distinct wireline and wireless units, and began to target the large service providers in each segment, which we believe offers us the best opportunity for future growth and stable revenue. We believe structuring our business along customer lines
   - wireline and wireless - enables us to better serve and anticipate the needs of our large service provider customers.

   Our wireline segment, Integrated Network Solutions ("INS"), focuses on global, wireline service providers, including long distance carriers and both traditional local telephone companies and Internet service providers and will primarily sell and service core switching and access and optical networking products. Our wireless segment, Mobility Solutions, offers products to support the needs of its customers for radio access and core networks and will primarily sell wireless products to wireless service providers. Both segments offer network management and application and service delivery products.

   We will support these two new segments through a number of central organizations, including our services organization and our corporate headquarters. Manufacturing and supply chain functions have been consolidated into a single global supply chain networks organization that manages the materials and activities necessary to produce and deliver products and services to our customers. Bell Labs will also support both segments and work with our customer teams in presenting our offerings to our customers.

13                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2001 VERSUS THREE MONTHS
                        ENDED DECEMBER 31, 2000

Revenues

The following table presents our U.S. and non-U.S. revenues by segment and the approximate percentage of total revenues (dollars in millions):


                                                          Three months ended
                                                              December 31,
                                                    ------------------------------------
                                                          2001               2000
                                                    ---------------    -----------------
               Total
                  INS                                      $ 1,883              $ 2,450
                  Mobility                                   1,468                1,189
                  Other                                        228                  707
                                                    ---------------    -----------------
               Total revenues                              $ 3,579              $ 4,346
                                                    ===============    =================

               U.S.
                  INS                                      $ 1,018              $ 1,368
                  Mobility                                   1,072                  884
                  Other                                        142                  443
                                                    ---------------    -----------------
               Total U.S. revenues                         $ 2,232              $ 2,695
                                                    ---------------    -----------------


               Non-U.S.
                  INS                                      $   865              $ 1,082
                  Mobility                                     396                  305
                  Other                                         86                  264
                                                    ---------------    -----------------
               Total non-U.S. revenues                     $ 1,347              $ 1,651
                                                    ---------------    -----------------


                                                           As a percentage of total
                                                                   revenues
                                                    ------------------------------------
                U.S.                                         62.4%                62.0%
                Non-U.S.                                     37.6%                38.0%

                                                           As a percentage of total
                                                                   revenues
                                                    ------------------------------------
               INS                                           52.6%                56.4%
               Mobility                                      41.0%                27.4%
               Other                                          6.4%                16.2%

Total revenues in the first fiscal quarter decreased by approximately 18% compared with the first fiscal quarter of the prior year. The sale of our optical fiber business during the current quarter represented approximately 53% of the revenue decline (included in "Other" in the tables above). The remainder of the decline was primarily a result of the continued deterioration of telecommunications market conditions and lower capital spending by larger service providers globally.

INS experienced a revenue decline of 23%, which occurred in all product lines across all regions except China, as a result of reduced spending by large service providers. A substantial portion of INS revenues are generated from large U.S. service providers such as AT&T, Verizon, BellSouth and SBC, among others. Non-U.S. revenues also declined as a result of lower capital spending in several regions.

The increase in U.S. Mobility revenues of 23% was due to growth in the major account sector primarily relating to increased Code Division Multiple Access ("CDMA") sales and services to certain emerging service providers who are executing on their respective wireless network build-outs. Revenues from large service providers were consistent with the prior fiscal year quarter. A substantial portion of Mobility's U.S. revenues are generated from four large service providers, Verizon Wireless, AT&T Wireless, Cingular Wireless and Sprint. The increase in non-U.S. revenues was primarily the result of build-outs of CDMA wireless networks in the China region, partially offset by decreases in revenues in the Asia Pacific region primarily due to lower revenues from One.Tel Corp., which went into receivership in fiscal year 2001.

Gross Margin

Gross margin as a percentage of revenues for the three months ended December 31, 2001 decreased to 12.2% from 15.7% in the prior fiscal quarter. The decrease was primarily due to reduced spending by large service providers that caused lower sales volumes across most product lines and services, which resulted in less absorption of fixed costs; and unfavorable product mix,

14                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   offset in part by lower one-time charges and cost savings related to our restructuring program.

   Based upon our estimated view of the telecommunications market in the future, we expect gross margin as a percentage of revenue to improve from its December 31, 2001 level through improved sales volume and product mix, reduction of one-time charges, cost reductions, market and product rationalization work and the introduction of new products. However, if market conditions and economic conditions continue to deteriorate, gross margin as a percentage of revenues may continue to decline.

   Operating Expenses

   The following table presents our operating expenses (dollars in millions):

                                                            Three months ended
                                                               December  31,
                                                     ----------------------------------    % increase
                                                           2001               2000         (decrease)
                                                     ---------------   ----------------  ----------------
    Selling, general and administrative
      ("SG&A") expenses, excluding the
      following two items:                                $   720               $1,226          (41.3%)
    Provision for uncollectibles and customer
      financings                                              451                  368           22.6%
    Amortization of goodwill and other acquired
      intangibles                                              74                  261          (71.6%)
                                                     ---------------   ----------------
        Total SG&A                                          1,245                1,855          (32.9%)
    R&D                                                       621                1,012          (38.6%)
    Business restructuring charges, reversals and
      asset impairments, net                                  (79)                   -             NM
                                                     ---------------   ----------------
       Operating expenses                                 $ 1,787               $2,867          (37.7%)
                                                     ===============   ================

   ----------
   NM  Not meaningful


   SG&A expenses

   Excluding the provision for uncollectibles and customer financings and the amortization of goodwill and other acquired intangibles, SG&A expenses decreased primarily from headcount reductions under our restructuring program and other cost savings initiatives that limited discretionary spending.

   Provision for uncollectibles and customer financings

   The deterioration of certain customers' credit-worthiness resulted in higher provisions for uncollectibles and customer financings in the three months ended December 31, 2001 as compared with the prior first fiscal quarter.

   Amortization of goodwill and other acquired intangibles

   Amortization of goodwill and other acquired intangibles was significantly lower for the three months ended December 31, 2001 as compared with the first fiscal quarter of the prior year due to the write-down of goodwill and other acquired intangibles, in particular, the discontinuance of the Chromatis product portfolio in connection with our restructuring program.

   R&D

   The decrease in R&D expenses for the three months ended December 31, 2001 as compared with the prior fiscal year first quarter was primarily due to product rationalizations in our restructuring program.

   Business restructuring charges, reversals and asset impairments, net

   During the three months ended December 31, 2001, we recorded a net reversal of business restructuring charges and asset impairments of $68 million, which consisted of a reversal of reserves recorded during the fiscal year ended September 30, 2001 of $124 million offset in part by additional charges of $56 million. The $124 million reserve reversal primarily related to revised estimates of certain restructuring costs and employee separation costs due to organizational changes and higher than expected attrition levels. The $56 million charge included restructuring costs related to approximately 500 new employee separations of $23 million and asset write-downs of $33 million. Asset write-downs included inventory write-downs of $11 million, which were recorded as a component of costs.

   For additional information, see LIQUIDITY AND CAPITAL RESOURCES - Cash Requirements - and Note 2 to the consolidated unaudited financial statements.

15                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   Other Income (Expense), net

   The increase in other income (expense), net was primarily related to $583 million in gains on sales of businesses, of which $523 million related to the gain on the sale of our optical fiber business, and interest income related to a tax settlement of $73 million in the three months ended December 31, 2001 as compared with the three months ended December 31, 2000.

   Interest Expense

   Interest expense for the three months ended December 31, 2001 decreased to $97 million as compared with $127 million for the prior fiscal quarter. The decrease in interest expense is due to significantly lower short-term debt levels.

   Benefit from Income Taxes

   The following table presents our benefit from income taxes and the related effective tax benefit rates (dollars in millions):

                                                       Three months ended
                                                            December 31,
                                               -------------------------------------
                                                    2001                2000
                                               ---------------    ------------------
        Benefit from income taxes                    $(486)                $(778)
        Effective tax benefit rate                    (53.5)%               (33.1)%

   The effective tax benefit rate for the three months ended December 31, 2001, was greater than the U.S. statutory rate primarily due to the tax impact from the gain on the sale of the optical fiber business, which had a low effective rate due to differences in the book and tax basis of the business sold, research and development tax credits and a $60 million favorable one-time benefit relating to a tax settlement, offset in part by non-tax deductible goodwill amortization and valuation allowances on state net operating losses, which decreased the effective tax benefit rate.

   At December 31, 2001, we had net deferred tax assets of $5.7 billion, reflecting net operating loss and credit carryforwards and deductible temporary differences. Although realization is not assured, we have concluded that it is more likely than not that the net deferred tax assets will be realized based on the scheduling of deferred tax liabilities and projected taxable income. The amount of the net deferred tax assets actually realized, however, could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income.

   The effective tax benefit rate for the three months ended December 31, 2000, was lower than the U.S. statutory rate primarily from the impact of non-tax deductible goodwill amortization, offset in part by research and development tax credits.

   Loss from Continuing Operations

   As a result of the above, loss from continuing operations and related per share amounts are as follows (amounts in millions, except per share amounts):


                                                        Three months ended
                                                           December 31,
                                                -----------------------------------
                                                      2001                2000
                                                ---------------    ----------------
    Loss from continuing operations                    $ (423)            $(1,575)

    Basic and diluted loss per share from
      continuing operations                            $(0.14)            $ (0.47)

    Weighted average number of common shares
      outstanding - basic and diluted                 3,416.3             3,387.2


   Other

   The loss from discontinued operations during the three months ended December 31, 2000 relates to Agere Systems, Inc. ("Agere") and our power systems business.

   During the three months ended December 31, 2000, we recorded an extraordinary gain of $1.2 billion, net of a $762 million tax provision, or $0.34 per basic and diluted share, from the sale of our power systems business.

16                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   Effective October 1, 2000, we recorded a net $38 million charge for the cumulative effect of certain accounting changes. This comprised a $30 million earnings credit ($0.01 per basic and diluted share) from the adoption of Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities' and a $68 million charge to earnings ($0.02 per basic and diluted share) from the adoption of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 101, 'Revenue Recognition in Financial Statements'.


   LIQUIDITY AND CAPITAL RESOURCES

   Cash flow for the three months ended December 31, 2001 and 2000

   Net cash used in operating activities

   Net cash used in operating activities was $408 million for the three months ended December 31, 2001. This primarily resulted from the loss from continuing operations (adjusted for non-cash items) of $802 million and changes in other operating assets and liabilities of $931 million, partially offset by a reduction in working capital requirements of $1.3 billion. The reduction in working capital, which includes changes in receivables, inventories and contracts in process and accounts payable primarily resulted from the sequential decrease in sales volume during the current quarter. The most significant reduction in working capital was a $1.2 billion decrease in receivables, which also reflected a $110 million reduction in receivables sold through our receivable securitization facility. Although receivables decreased during the current quarter, the average receivable days sales outstanding increased from 80 days at September 30, 2001 to 98 days at December 31, 2001. Improvements in inventory and contracts in process resulted from our continued efforts to streamline inventory supply chain operations. The changes in other operating assets and liabilities include cash outlays under our restructuring program of $301 million and various other changes, including a reduction in deferred income and advance billings and progress payments, partially offset by a reduction of notes receivables under our customer financing program of $230 million.

   Net cash used in operating activities was $1.3 billion for the three months ended December 31, 2000. This primarily resulted from the loss from continuing operations (adjusted for non-cash items) of $1.7 billion, changes in other operating assets and liabilities of $265 million, partially offset by a reduction in working capital requirements of $690 million. The reduction in working capital primarily resulted from the sequential decrease in sales volume during the quarter ended December 31, 2000. The $2.1 billion decrease in receivables included a favorable impact from the sale of approximately $600 million of receivables. Although receivables significantly decreased during the quarter, the average days sales outstanding increased from 114 days to 159 days, due to lower collection efficiency. The increase in inventory and contracts in process of $1.1 billion resulted from increased production to meet anticipated sales commitments which did not materialize. The changes in other operating assets and liabilities resulted from increases in notes receivables of $549 million under our customer financing program which were partially offset by various other changes.

   Net cash provided by investing activities

   Net cash provided by investing activities was $2.1 billion for the three months ended December 31, 2001 and was primarily from $2.2 billion in proceeds received from the dispositions of businesses, which includes the $2.1 billion of proceeds received from the sale of our optical fiber business. These proceeds were partially offset by capital expenditures of $116 million.

   Net cash provided by investing activities was $2.1 billion for the three months ended December 31, 2000 and was primarily from $2.5 billion in proceeds from the sale of the power systems business. These proceeds were partially offset by capital expenditures of $329 million.

   Capital expenditures primarily relate to expenditures for equipment and facilities used in manufacturing, research and development and internal use software.

   Net cash (used in) provided by financing activities

   Net cash used in financing activities for the three months ended December 31, 2001 was primarily due to repayments under our credit facilities of $1.0 billion.

   Net cash provided by financing activities for the three months ended December 31, 2000 of $1.6 billion resulted primarily from short-term borrowings which largely consisted of commercial paper issuances of $909 million and the transfer of $500 million of notes receivable with recourse that was accounted for as a secured borrowing.

17                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   Cash Requirements

   Our cash requirements through the end of fiscal year 2002 are primarily to fund:

   o operations, including spending on R&D;

   o capital expenditures;

   o cash restructuring outlays;

   o capital requirements in connection with our existing customer financing commitments;

   o debt service; and

   o preferred stock dividend requirements (we paid $73 million in cash on February 1, 2002).

   Although we have implemented a more selective customer financing program in fiscal year 2001, we have existing, and expect to continue to enter into, financing arrangements for our customers that involve significant capital requirements. For example, we expect that approximately $700 million of the undrawn commitments at December 31, 2001 may be drawn during the remainder of fiscal year 2002. In addition, our capital needs associated with customer financing may increase if our ability to sell the notes representing existing customer financing, or transfer future funding commitments, on acceptable terms to financial institutions and investors is limited by a deterioration in the credit quality of the customers to which we have extended financing (see Customer Financing).

   Under our restructuring program we expect to:

   o compared to our first fiscal quarter of 2001, reduce annual operating expense run rate by $4.0 billion by the end of fiscal year 2002. As of December 31, 2001, we had achieved over 85% of this objective on an annualized basis;

   o compared to our first fiscal quarter of 2001, reduce working capital (defined as the change in receivables and inventory adjusted for non-cash charges and asset securitizations, and normalized for the change in quarterly sales) by $4.0 billion. As of December 31, 2001, we had achieved over 80% of this objective; and

   o    reduce our annual capital spending rate to approximately $750 million.

   Subject to its timely and successful implementation, we expect our restructuring program to yield gross cash savings in excess of $5 billion annually. These anticipated savings result primarily from reduced headcount. Total cash outlays under the restructuring program are expected to be approximately $2.1 billion, of which approximately $850 million was paid through December 31, 2001, with the majority of the remainder to be paid by the end of fiscal year 2002.

   We expect to complete the restructuring program by the end of fiscal year 2002. If implemented in the manner and on the timeline we intend, we expect to realize the full benefits of our restructuring program by the end of fiscal year 2002. However, we cannot assure you that our restructuring program will achieve all of the cost and expense reductions and other benefits we anticipate or on the timetable contemplated. Because this restructuring program involves realigning our business units and sales forces, it may be disruptive to our customer relationships.

   If we do not complete our restructuring program and achieve our anticipated cost and expense reductions in the time frame we contemplate, our cash requirements to fund our operations are likely to be significantly higher than we currently anticipate. In addition, because market demand continues to be uncertain and because we are currently implementing our restructuring program and new business strategy, which may also have other unanticipated adverse effects on our business, it is difficult to estimate our ongoing cash requirements. Also, continued decreases in spending by large service providers would likely have an adverse effect on revenues and gross margins.

   Sources of Cash

   We expect to fund our currently expected cash requirements for the remainder of fiscal year 2002 through a combination of the following sources:

   o cash and cash equivalents as of December 31, 2001;
   o available credit under our credit facilities;
   o capital market transactions;
   o dispositions and sales of assets;
   o accounts receivable securitization facility; and
   o cash flows from operations, subject to the successful execution of our business strategy.

18                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   We had net liquidity of approximately $5.0 billion on December 31, 2001, resulting from cash and cash equivalents of $3.1 billion and availability under our credit facility of $1.9 billion. As of December 31, 2001, we had no outstanding balance under our credit facility.

   We have a $500 million securitization facility that expires in June 2004 that allows us to sell certain trade accounts receivable on a revolving basis in exchange for cash and a subordinated retained interest in the remaining outstanding receivables. For the three months ended December 31, 2001, we sold $110 million and repurchased $220 million of accounts receivable under this facility and the balance of the undivided interests held by unrelated third parties decreased by $110 million to $176 million. The retained interests are collateralized by $997 million of accounts receivable. Our ability to obtain proceeds depends upon a combination of factors, including our credit ratings and increasing the level of our eligible accounts receivable.

   Credit facility

   The total lending commitments under our credit facility are reduced if we undertake certain debt reduction transactions or generate additional funds from specified non-operating sources, as defined in our credit facility. However, this lending commitment cannot be reduced to less than $1.5 billion. As of December 31, 2001, we had generated $4.6 billion ($2.2 billion was generated in the three months ended December 31, 2001) from specified non-operating sources. This resulted in the termination of our 364-day $2 billion credit facility and a reduction in the total lending commitments under our remaining $2 billion credit facility expiring in February 2003 to $1.9 billion.

   Our remaining credit facility is secured by liens on substantially all of our assets, including the pledge of Agere stock owned by us. Our ability to access our credit facility is subject to our compliance with the terms and conditions of the credit facility, including financial covenants. These financial covenants require us to have minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") and minimum net worth measured at the end of each fiscal quarter. As of December 31, 2001, we were in compliance with these covenants. In addition, in the event a subsidiary, including Agere, defaults on its debt, as defined in the credit facility, it would constitute a default under our credit facility. As of December 31, 2001, Agere was in compliance with these covenants.

   The credit facility includes certain other conditions and terms, including those necessary to allow the distribution of Agere stock to our shareowners (see Agere Spin-Off Update). In addition, we cannot resume payment of dividends on our common stock unless we achieve certain credit ratings or EBITDA levels and no event of default exists under the credit facility. Payment of dividends on the common stock is limited to the rate of dividends paid prior to the discontinuation of the cash dividend. We are permitted to pay cash dividends on our convertible preferred stock if no event of default exists under the credit facility.

   Business dispositions and asset sales

   Optical fiber business

   On November 16, 2001, we completed the sale of our optical fiber business to The Furukawa Electric Co., Ltd. for $2.3 billion, $173 million of which was paid to us in CommScope, Inc. securities. In addition, we entered into an agreement on July 24, 2001 to sell two China-based joint ventures -- Lucent Technologies Shanghai Fiber Optic Co., Ltd. and Lucent Technologies Beijing Fiber Optic Cable Co., Ltd. -- to Corning Incorporated for $225 million. This transaction, which is subject to U.S. and foreign governmental approvals and other customary closing conditions, is expected to close by the end of the third quarter of fiscal year 2002.

   New Ventures Group ("NVG")

   On December 21, 2001, we created a new venture capital partnership named New Venture Partners II LP with Coller Capital of London, an international specialist investment manager. Under the terms of the agreement, we sold 80% of our equity stake in our former NVG business to Coller Capital for $93 million in cash.

   Voice Enhancement and Echo Cancellation Business

   On December 3, 2001, we completed the sale of our voice enhancement and echo cancellation business to NMS Communications for $60 million in cash.

   Customer care and billing business

   On December 22, 2001, we entered into an agreement for the sale of our customer care and billing business to CSG Systems International, Inc. for approximately $300 million in cash, subject to certain purchase price adjustments, governmental approvals and other customary closing conditions. We expect this transaction to close in the second quarter of fiscal year 2002.

19                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Enterprise services business

   On November 6, 2001, we announced our intention to sell the enterprise professional services portion of our services business.

   Outsourcing

   As we continue to expand the use of outsourcing arrangements for the manufacture of some of our products, both domestically and internationally, we may enter into additional sales of manufacturing operations with contract manufacturers during fiscal year 2002. If we are unable to identify contract manufacturers willing to contract with us on competitive terms and to devote sufficient resources to fulfill their obligations to us, our existing customer relationships may suffer, which could have an adverse effect on our results of operations.

   Future capital requirements

   We believe our cash on hand, availability under our credit facility and other planned sources of liquidity are currently sufficient to meet our requirements through the end of fiscal year 2002. We cannot assure you, however, that these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than we currently expect. As described above, the receipt of proceeds from specified asset sales in excess of a specified threshold results in a further reduction in the amount of available borrowings under our credit facility. If our sources of liquidity are not available or if we cannot generate positive cash flow from operations, we will be required to obtain additional sources of funds through additional operating improvements, asset sales and financing from third parties or a combination thereof. Although we believe that we have the ability to take these actions, we cannot assure you that these additional sources of funds, if available, would have reasonable terms.

   We will consider opportunities to raise additional capital, which could include raising funds through equity or debt offerings as market conditions permit. While we currently believe we do not need this capital to fund our near-term needs, these additional fund raising efforts, if undertaken, would provide us with additional liquidity and financial flexibility.

   Credit ratings

   Our credit ratings as of February 14, 2002, remain below investment grade and are unchanged from those included in our latest Annual Report on Form 10-K for the year ended September 30, 2001. We cannot assure you that our credit ratings will not be reduced in the future by Standard & Poor's, Moody's or Fitch.

   Agere Spin-Off Update

   We remain committed to completing the process of separating Agere from us, and we intend to move forward with our distribution of our shares of Agere stock in a tax-free spin-off to our shareowners. However, we cannot assure you that the conditions to our obligation to complete the distribution will be satisfied by a particular date or that the terms and conditions of our indebtedness will permit the distribution by a particular date or at all due to uncertain market conditions.

   The pledge can be released and the distribution can occur at our request if all the following remaining terms and conditions as defined under the credit facility are met:

   o no event of default exists under the credit facility;
   o we have generated positive EBITDA for the fiscal quarter immediately preceding the distribution; we intend to use our results from our second fiscal quarter to meet this financial covenant.
   o we meet a minimum current asset ratio;
   o we have received $5.0 billion in cash from certain non-operating sources;
     and
   o the credit facility, expiring in February 2003, has been reduced to $1.75 billion or less.

   As of February 14, 2002, we have generated $4.9 billion of funds from certain non-operating sources. We expect to satisfy the $5.0 billion requirement noted above, as well as reducing our total lending commitments below $1.75 billion, upon receipt of the $300 million of cash proceeds expected from the completion of the sale of our billing and customer care business.

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

20                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Customer Financing

The following table presents our customer financing commitments at December 31, 2001 and September 30, 2001 (dollars in billions):


                                             December 31, 2001                                September 30, 2001
                              ------------------------------------------------  ----------------------------------------------
                               Total loans                                       Total loans
                                   and                                               and
                               guarantees           Loans         Guarantees     guarantees          Loans        Guarantees
                              --------------     ------------    -------------  --------------    ------------   -------------

   Drawn commitments                   $1.2             $0.8             $0.4            $3.0            $2.6            $0.4
   Available but not drawn              1.0              1.0                -             1.4             1.4               -
   Not available                        0.3              0.2              0.1             0.9             0.6             0.3
                              --------------     ------------    -------------  --------------    ------------   -------------
   Total commitments                   $2.5             $2.0             $0.5            $5.3            $4.6            $0.7
                              ==============     ============    =============  ==============    ============   =============

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

   In September 2000, Lucent and a third party created a non-consolidated Special Purpose Trust ("Trust") for the purpose of allowing us from time to time to sell on a limited-recourse basis customer finance loans and receivables ("Loans") at any given point in time through a wholly owned bankruptcy-remote subsidiary, which in turn would sell the Loans to the Trust. Due to our credit downgrade in February 2001, we are unable to sell additional Loans to the Trust, as defined by agreements between us and the Trust. Payments to repurchase certain Loans from the Trust for the three months ended December 31, 2001 were $90 million. As of December 31, 2001, the Trust held approximately $350 million of customer financing loans and receivables.

   Our credit process monitors the drawn and undrawn commitments and guarantees of debt to our customers. Customers are reviewed on a quarterly or annual basis depending upon their risk profile. As part of our review, we assess the customer's short-term and long-term liquidity position, current operating performance versus plan, execution challenges facing the company, changes in competitive landscape, industry and macroeconomic conditions, and changes to management and sponsors. Depending upon the extent of any deterioration of a customer's credit profile or non-compliance with our legal documentation, we undertake actions that could include canceling the commitment, compelling the borrower to take corrective measures, and increasing efforts to mitigate potential losses. These actions are designed to mitigate unexpected events that could have an impact on our future results of operations and cash flows; however, there can be no assurance that this will be the case. Adverse industry conditions have negatively affected the creditworthiness of several customers that participate in our customer financing program. The decrease in the drawn and total commitments from September 30, 2001 was due to the removal of approximately $1 billion of fully reserved accounts, sales of loans and cancellations, partially offset by draw-downs. Reserves associated with total drawn commitments, including guarantees, were approximately $700 million reflecting a net exposure of approximately $500 million.

   Our overall customer financing exposure, coupled with a continued decline in telecommunications market conditions, negatively affected revenue, results of operations and cash flows in fiscal year 2001 and has continued through the first quarter of fiscal year 2002. We will continue to provide or commit to financing, on a more limited basis, where appropriate for our business. Our ability to arrange or provide financing for our customers will depend on a number of factors, including our capital structure, credit rating and level of available credit, and our continued ability to sell or transfer commitments and drawn-down borrowings on acceptable terms. Due to recent economic uncertainties and reduced demand for financings in capital and bank markets, we may be required to continue to hold certain customer financing obligations for longer periods prior to the sale to third-party lenders. In addition, specific risks associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks may require us to hold certain customer financing obligations and retain the related credit risk over a longer term. Any unexpected developments in our customer financing arrangements could negatively affect revenue, results of operations and cash flows in the future. In addition, we may be required to record additional reserves related to customer financing in the future.

21                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Accounting Policies Involving Significant Estimates

   Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

   Most of our sales are generated from complex arrangements, which require significant revenue recognition judgments particularly in the areas of customer acceptance, installation, and collectibility. The assessment of collectibilty is particularly critical in determining whether or not revenue should be recognized in the current market environment. A portion of our sales are generated from long-term contracts which require important revenue and cost judgments which underlie our determinations regarding overall contract profitability and timing of revenue recognition.

   We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the ultimate realization of these receivables including the current credit-worthiness of each customer. Significant changes in required reserves have been recorded in recent periods and may occur in the future due to the current market environment.

   We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. We have recorded significant changes in required reserves in recent periods due to changes in strategic direction, such as discontinuances of product lines as well as changes in market conditions due to changes in demand requirements. It is possible that changes in required inventory reserves may continue to occur in the future due to the current market conditions.

   During fiscal year 2001, we recorded significant reserves in connection with our restructuring program. These reserves include estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. Although we do not anticipate significant changes, the actual costs may differ from these estimates.

   We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realization of our deferred tax assets is principally dependent upon our achievement of projected future taxable income. Our judgments regarding future profitability may change due to future market conditions, our ability to continue to successfully execute our restructuring program and other factors. These changes, if any, may require possible material adjustments to these deferred tax asset balances.

   We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters.

   We have significant intangible assets related to goodwill and other acquired intangibles as well as capitalized software costs. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

   We have significant pension and postretirement benefit costs and credits which are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future in addition to changes resulting from fluctuations in our related headcount due to changes in the assumptions.

   We are required to estimate and accrue for our share of Agere's net losses through the anticipated spin-off date. We utilize Agere's projections of future results of operations and our best estimate of the intended spin date in determining the required reserve. It is possible that the actual results could differ from these related estimates due to uncertain market conditions and/or a possible change in the anticipated spin-off date.

22                                                            Form 10-Q - Part I

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

   We have not changed our foreign exchange risk management strategy since the year ended September 30, 2001. We are currently in the process of further centralizing the foreign exchange and liquidity management needs of many of our operating subsidiaries under the model of an in-house bank. While this implementation would not change the fundamental objective of our foreign currency risk management policy, it is expected to yield benefits by way of economic efficiency, process efficiency and improved visibility of financial flows.

   Interest Rate Risk

   We use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments and, to a lesser extent, interest rate swaps to manage the interest rate mix of our total debt portfolio and related cash flows. To manage this mix in a cost-effective manner, we, from time to time, may enter into interest rate swap agreements in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts. We had no interest rate swap agreements in effect at December 31, 2001. The objective of maintaining the mix of fixed and floating rate debt is to mitigate the variability of cash flows resulting from interest rate fluctuations as well as reduce the cash flows attributable to debt instruments. Our portfolio of customer finance notes receivable predominantly comprises variable-rate notes at LIBOR plus a stated percentage and subjects us to variability in cash flows and earnings for the effect of changes in LIBOR. We do not enter into derivative transactions on our cash equivalents and short-term investments, since our relatively short maturities do not create significant risk.

   We have not changed our interest rate risk management strategy since September 30, 2001 and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we are considering expanding the use of interest rate swaps in the near future on our debt obligations.

23                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   Equity Price Risk

   Our investment portfolio consists of equity investments accounted for under the cost and equity methods as well as equity investments in publicly-held companies that are classified as available-for-sale. These available-for-sale securities are exposed to price fluctuations and are generally concentrated in the high-technology communications industry, many of which are small capitalization stocks. At December 31, 2001, the fair value of one available-for-sale security totaled $184 million out of a total available-for-sale portfolio of $236 million. Due to the continued weak economic conditions in the technology sector, we may, from time to time, record impairment losses and write down the carrying value of certain equity investments when the declines in fair value are other than temporary. The amount of impairment losses recorded for the three months ended December 31, 2001 were not material. We generally do not hedge our equity price risk and as of December 31, 2001, we had no outstanding hedge instruments for our equity price risk.

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


   RECENT PRONOUNCEMENTS

   See discussion in Note 11 to the unaudited consolidated financial statements.


   LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

   See discussion in Note 10 to the unaudited consolidated financial statements.

24                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


   FORWARD-LOOKING STATEMENTS

   This quarterly report on Form 10-Q and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about the industries in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as 'expects,' 'anticipates,' 'targets,' 'goals,' 'projects,' 'intends,' 'plans,' 'believes,' 'seeks,' 'estimates,' variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this Form 10-Q, whether as a result of new information, future events, changes in assumptions, or otherwise.

   See reports filed by Agere with the SEC for a further list and description of risks and uncertainties related to Agere.

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

   o If the telecommunications market does not improve, or improves at a slower pace than we anticipate, our results of operations will continue to suffer.
   o We have substantial cash requirements and may require additional sources of funds if our sources of liquidity are unavailable or insufficient to satisfy these requirements. We cannot assure you that the additional sources of funds would be available or available on reasonable terms.
   o We incurred a net loss in fiscal year 2001 and the first fiscal quarter of 2002 and may continue to incur net losses in the future; if we continue to incur net losses, we may be unable to comply with our debt covenants.
   o If our financial performance does not improve, we may be unable to complete our intended spin-off of Agere.
   o Our new strategic direction and our restructuring program may not yield the benefits we expect and could even harm our financial condition, reputation and prospects.
   o Our results of operations, working capital requirements and cash flow from operating activities can vary greatly from fiscal quarter to fiscal quarter.
   o A decline in our credit ratings could adversely affect our operations through the inability to obtain financing from third parties, increase our cost of financing and limit our ability to offer customer financing.
   o We operate in a highly competitive industry. Our failure to compete effectively would harm our business.
   o A limited number of our customers account for a substantial portion of our revenues, and the loss of one or more key customers could significantly reduce our revenues, profitability and cash flow.
   o We have developed outsourcing arrangements for the manufacture of some of our products. If these third parties fail to deliver quality products and components at reasonable prices on a timely basis, we may alienate some of our customers and our revenues, profitability and cash flow may decline. If we do not control or manage these relationships properly and effectively we could suffer unintended adverse consequences, such as damage to our reputation, violation of local laws and regulations and increased costs to our business.
   o We have long-term sales agreements with a number of our large customers. Some of these may prove unprofitable as our costs and product mix shift over the life of the agreement.
   o We are exposed to the credit risk of our customers as a result of our vendor financing arrangements and accounts receivables.
   o If we cannot provide customer financing we may not be able to maintain some of our customer relationships.
   o If we fail to maintain a product mix that is attractive to our customers, enhance our existing products and keep pace with technological advances in our industries or if we pursue technologies that do not become commercially accepted, customers may not buy our products and our revenues, profitability and cash flow may be adversely affected.

25                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

   o Rapid changes to existing regulations or technical standards or the implementation of new regulations or technical standards upon products and services not previously regulated could be disruptive, time consuming and costly.
   o Because many of our current and planned products are highly complex, they may contain defects or errors that are detected only after deployment in communications networks; if that occurs, our reputation may be harmed.
   o We are party to several lawsuits, which, if determined adversely to us, could result in the imposition of damages against us and could harm our business and financial condition.
   o If we fail to protect our intellectual property rights, our business and prospects may be harmed. We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from selling our products.
   o Our success depends on our ability to retain and recruit key personnel.
   o We are subject to environmental, health and safety laws which could increase our costs and restrict our future operations.
   o We conduct a significant amount of our operations outside the United States, which subjects us to social, political and economic risks of doing business in foreign countries and may cause our profitability to decline due to increased costs.
   o We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could impact our results of operations and financial condition.
   o We may be unable to realize an economic benefit from our deferred tax assets which would have an adverse effect on our future results of operations.

26                                                           Form 10-Q - Part II

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           Part II - Other Information


Item 1.  Legal Proceedings

On December 7, 2001, the court in Sparks, et al. s v. Lucent Technologies, Inc. et al. set a trial date of May 13, 2002. This action is a state court, class action lawsuit filed in 1996 in Illinois under the name, Crain v. Lucent Technologies. It seeks unspecified damages for a nationwide class of customers based on a claim that the former AT&T Consumer Products business (which became part of Lucent) had defrauded and misled customers who leased telephones from Consumer Products so as to believe their lease payments would lead to ownership of the telephones. The lawsuit seeks damages based on the difference between the aggregate lease payments made and the fair market value of telephones. The Sparks action is one of a number of consumer class actions which, after removal to a federal court, were remanded to various state courts in July 2001. These other actions are in the discovery phase and we are unable to determine what, if any, impact a resolution of the Sparks case will have on these matters. These cases include: Carey, et al. v. AT&T Corp.; and Jackson, et al. v. AT&T Corp, et al., two nationwide class action lawsuits filed in 1996 in Alabama; Brown, et al. v Lucent Technologies, Inc., a lawsuit filed in 1998 in the Eastern District of Missouri; Santone, et al. v. AT&T, et al., a case filed in 1998 in state court in California; Boughner v. AT&T Corp., an action filed in 1999 in New York State Supreme Court in Nassau County; and, Katz, et al. v. AT&T Corp., a nationwide class action complaint filed in 1999 in the Superior Court of New Jersey, County of Somerset. These cases, including Sparks, are in various stages of discovery and we are unable to determine their potential impact on our consolidated financial statements. We are defending these actions vigorously.

In January 2002, the court in Vicor Corp. et al. v. Lucent Technologies Inc. granted plaintiffs' June 30, 2001 motion for a writ of attachment in the amount of $20 million. The Court had held a hearing on Vicor's motion on November 19 and 20, 2001. This is an action in which Vicor Corporation and VLT Corporation ("Vicor") sued us in Federal District Court in Boston, MA for an unspecified amount of damages purportedly stemming from an alleged infringement of a power supply patent. Discovery was stayed pending the resolution of certain summary judgment motions in the same court in a related case against Unitrode, a supplier of controller chips to the Company and other power supply manufacturers. In January 2001, the Court, in the Unitrode action, to which Lucent was not a party, held that certain power supplies manufactured by the Company and others, using the Unitrode controller, infringed Vicor's patent. This case is in discovery and we are unable to determine its potential impact on our consolidated financial statements. We intend to defend this action vigorously.

Item 5. Other Information

Attached as Exhibit 99(i) is an update of our "description of capital stock" which reflects amendments made to our restated certificate of incorporation, filed with the Secretary of State of the State of Delaware on February 17, 1999, February 16, 2000 and August 6, 2001, and amendments made to our by-laws on February 17, 1999, October 24, 1999, November 14, 2000 and January 6, 2002. The description of capital stock is contained in our registration statement on Form 10, filed with the SEC on February 26, 1996, as amended by Amendment No. 1 filed on Form 10/A on March 12, 1996, Amendment No. 2 filed on Form 10/A on March 22, 1996 and Amendment No. 3 filed on Form 10/A on April 1, 1996.

Attached as Exhibit 4(iv), is current form of our common stock certificate which replaces the form of our common certificate filed as Exhibit 4.1 to our amended registration statement on Form S-1/A (No. 333-00703), filed with the SEC on April 1, 1996.

28                                                           Form 10-Q - Part II

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         Exhibit Number
         (3)(ii)       By-Laws of the Registrant, as amended through January 6, 2002.

         (4)(iv)       Form of the Registrant's common stock certificate.

         (10)(iii)A 1  Employment Agreement dated January 6, 2002, between Patricia F. Russo and Lucent
                       Technologies Inc.

         (10)(iii)A 2  Bernardus J. Verwaayen Separation Agreement, dated January 11, 2002.

         (99)(i)       Description of capital stock.


(b)      Reports on Form 8-K filed during the current quarter:

         On December 13, 2001, we filed a Current Report on Form 8-K pursuant to
         Item 9 (Regulation FD Disclosures) to furnish a press release with comments on our first quarter of fiscal 2002.

         On November 30, 2001, we filed a Current Report on Form 8-K pursuant to
         Item 5 (Other Events) to furnish consolidated financial statements and management's discussion and analysis of results of operations and financial condition at September 30, 2001 and 2000 and for each of the years ended September 30, 2001, 2000 and 1999.

         On November 20, 2001, we filed a Current Report on Form 8-K pursuant to
         Item 5 (Other Events) to furnish a press release announcing completion of the sale of our Optical Fiber Solutions business, as well as a copy of Amendment No. 1 dated as of November 15, 2001, to the Asset and Stock Purchase Agreement by and between Lucent and Furukawa.

         On November 8, 2001, we filed a Current Report on Form 8-K pursuant to
         Item 9 (Regulation FD Disclosures) to furnish information regarding the supplemental ruling dated October 31, 2001 from the Internal Revenue Service, which was issued in connection with our spin-off of Agere Systems Inc.

         On November 7, 2001, we filed a Current Report on Form 8-K pursuant to
         Item 9 (Regulation FD Disclosures) to furnish viewgraphs presented at an analyst meeting in New York, N.Y., as well as through a webcast.

         On October 23, 2001, we filed a Current Report on Form 8-K pursuant to
         Item 9 (Regulation FD Disclosures) to furnish the slides presented in a webcast of our quarterly earnings conference call.

         On October 23, 2001, we filed a Current Report on Form 8-K pursuant to
         Item 5 (Other Events) to furnish a press release reporting earnings results of our fourth fiscal quarter.

29                                                           Form 10-Q - Part II

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   Lucent Technologies Inc.
                                   Registrant




Date February 14, 2002
                                       /s/ John A. Kritzmacher
                                    --------------------------------
                                      John A. Kritzmacher
                                      Senior Vice President and Controller
                                            (Principal Accounting Officer)

30                                                           Form 10-Q - Part II

                                Exhibit Index



         Exhibit Number
         (3)(ii)       By-Laws of the Registrant, as amended through January 6, 2002.

         (4)(iv)       Form of the Registrant's common stock certificate.

         (10)(iii)A 1  Employment Agreement dated January 6, 2002, between Patricia F. Russo and Lucent
                       Technologies Inc.

         (10)(iii)A 2  Bernardus J. Verwaayen Separation Agreement, dated January 11, 2002.

         (99)(i)       Description of capital stock.