Form 10-Q
period 2002-03-31
LUCENT TECHNOLOGIES INC
filed 2002-05-14
CIK 1006240

                      AS FILED WITH THE SEC ON MAY 14, 2002


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q




           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                         Telephone Number: 908-582-8500




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____



At April 30, 2002, 3,426,555,583 common shares were outstanding.

2                                                            Form 10-Q - Part I


                         PART 1 - Financial Information

Item 1. Financial Statements

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)


                                                                  Three months ended                 Six months ended
                                                                      March 31,                         March 31,
                                                                  2002              2001             2002            2001
                                                             --------------  ---------------  ---------------  --------------
Revenues                                                          $3,516           $5,907           $7,095        $ 10,253
Costs                                                              2,714            5,422            5,858           9,087
                                                             --------------  ---------------  ---------------  --------------
Gross margin                                                         802              485            1,237           1,166
Operating expenses:
     Selling, general and administrative                             876            2,148            2,121           4,003
     Research and development                                        524              970            1,145           1,982
     Business restructuring charges, reversals and asset
       impairments, net                                              (59)           2,174             (138)          2,174
                                                             --------------  ---------------  ---------------  --------------
         Total operating expenses                                  1,341            5,292            3,128           8,159
Operating loss                                                      (539)          (4,807)          (1,891)         (6,993)
Other income (expense), net                                          (37)             (77)             503            (117)
Interest expense                                                      80              153              177             280
                                                             --------------  ---------------  ---------------  --------------
Loss from continuing operations before benefit from
  income taxes                                                      (656)          (5,037)          (1,565)         (7,390)
Benefit from income taxes                                            (61)          (1,649)            (547)         (2,427)
                                                             --------------  ---------------  ---------------  --------------
Loss from continuing operations                                     (595)          (3,388)          (1,018)         (4,963)
Income (loss) from discontinued operations, net                      100             (308)             100            (313)
                                                             --------------  ---------------  ---------------  --------------
Loss before extraordinary item and cumulative effect
 of accounting changes                                              (495)          (3,696)            (918)         (5,276)
Extraordinary gain, net                                                -                -                -           1,154
Cumulative effect of accounting changes, net                           -                -                -             (38)
                                                             --------------  ---------------  ---------------  --------------
Net loss                                                            (495)          (3,696)            (918)         (4,160)
Preferred stock dividends and accretion                              (40)             -                (82)             -
                                                             --------------  ---------------  ---------------  --------------
Loss applicable to common shareowners                             $ (535)        $ (3,696)        $ (1,000)       $ (4,160)
                                                             ==============  ===============  ===============  ==============

Loss per common share - basic and diluted
     Loss from continuing operations                              $(0.19)         $ (1.00)          $(0.32)        $ (1.46)
     Net loss applicable to common shareowners                    $(0.16)         $ (1.09)          $(0.29)        $ (1.23)

Weighted average number of common shares
   outstanding - basic and diluted                               3,422.6          3,400.8          3,419.4         3,394.0


                 See Notes to Consolidated Financial Statements.

3                                                            Form 10-Q - Part I


                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                                                        March 31,      September 30,
                                                                                           2002            2001
                                                                                    --------------     ------------
                                    ASSETS
Cash and cash equivalents                                                                $4,824            $2,390
Receivables, less allowance of $419 at March 31, 2002 and $634 at September
  30, 2001                                                                                2,837             4,594
Inventories                                                                               2,413             3,646
Contracts in process, net of progress billings of $9,144 at March 31, 2002
  and $7,841 at September 30, 2001                                                          435             1,027
Deferred income taxes, net                                                                2,361             2,658
Other current assets                                                                      1,839             1,788
                                                                                    --------------     ------------
         Total current assets                                                            14,709            16,103

Property, plant and equipment, net                                                        2,821             4,416
Prepaid pension costs                                                                     5,022             4,958
Deferred income taxes, net                                                                2,865             2,695
Goodwill and other acquired intangibles, net of accumulated amortization of
  $913 at March 31, 2002 and $832 at September 30, 2001                                   1,283             1,466
Other assets                                                                              2,564             2,724
Net long-term assets of discontinued operations                                           1,082             1,302
                                                                                    --------------     ------------
         Total assets                                                                  $ 30,346          $ 33,664
                                                                                    ==============     ============

                                 LIABILITIES
Accounts payable                                                                         $1,483            $1,844
Payroll and benefit-related liabilities                                                   1,033             1,500
Debt maturing within one year                                                                82             1,135
Other current liabilities                                                                 4,216             5,285
Net current liabilities of discontinued operations                                           68               405
                                                                                    --------------     ------------
         Total current liabilities                                                        6,882            10,169

Postretirement and postemployment benefit liabilities                                     5,053             5,481
Long-term debt                                                                            3,238             3,274
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust                                                          1,750                 -
Deferred income taxes, net                                                                    -               152
Other liabilities                                                                         1,517             1,731
                                                                                    --------------     ------------
         Total liabilities                                                               18,440            20,807

Commitments and contingencies

8.00% redeemable convertible preferred stock                                              1,842             1,834

                             SHAREOWNERS' EQUITY
Preferred stock - par value $1.00 per share;
  Authorized shares: 250,000,000;
  issued and outstanding shares: none                                                         -                 -
Common stock - par value $.01 per share;
  Authorized shares: 10,000,000,000; 3,426,881,404 issued and 3,426,230,197 outstanding shares at March 31, 2002 and 3,414,815,908 issued and
  3,414,167,155 outstanding shares at September 30, 2001                                     34                34
Additional paid-in capital                                                               21,669            21,702
Accumulated deficit                                                                     (11,190)          (10,272)
Accumulated other comprehensive income (loss)                                              (449)             (441)
                                                                                    --------------     ------------
         Total shareowners' equity                                                       10,064            11,023
                                                                                    --------------     ------------
         Total liabilities, redeemable convertible preferred stock and
         shareowners' equity                                                           $ 30,346           $33,664
                                                                                    ==============     ============


                See Notes to Consolidated Financial Statements.

4                                                            Form 10-Q - Part I



                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                                        Six months ended
                                                                                            March 31,
                                                                                       2002            2001
                                                                                  ------------     ------------
Operating Activities
Net loss                                                                            $ (918)             $(4,160)
     Less: Income (loss) from discontinued operations                                  100                 (313)
           Extraordinary gain                                                            -                1,154
           Cumulative effect of accounting changes                                       -                  (38)
                                                                                  ----------          ----------
Loss from continuing operations                                                     (1,018)              (4,963)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities, net of effects of dispositions of businesses
     Non-cash portion of business restructuring charges, reversals and
       asset impairments                                                               (39)               1,984
     Depreciation and amortization                                                     807                1,301
     Provision for bad debts and customer financings                                   643                1,073
     Deferred income taxes                                                             (44)              (2,194)
     Net pension and postretirement benefit credit                                    (476)                (529)
     Gains on sales of businesses                                                     (583)                 (39)
     Other adjustments for non-cash items                                              153                  273
Changes in operating assets and liabilities:
     Decrease in receivables                                                         1,398                2,373
     Decrease (increase) in inventories and contracts in process                     1,289               (1,380)
     Decrease in accounts payable                                                     (332)                (500)
     Changes in other operating assets and liabilities                              (2,270)                (224)
                                                                                  ----------          ----------
Net cash used in operating activities from continuing operations                      (472)              (2,825)
                                                                                  ----------          ----------
Investing Activities
     Capital expenditures                                                             (199)                (752)
     Dispositions of businesses                                                      2,445                2,494
     Other investing activities                                                         80                  (23)
                                                                                  ----------          ----------
Net cash provided by investing activities from continuing operations                 2,326                1,719
                                                                                  ----------          ----------

Financing Activities
     Issuance of company-obligated mandatorily redeemable preferred
       securities of subsidiary trust                                                1,750                 -
     Fees paid on company-obligated mandatorily redeemable preferred
       securities of subsidiary trust                                                  (46)                -
     (Repayments of) proceeds from credit facilities                                (1,000)               3,000
     Payment of credit facility fees                                                  -                    (100)
     Net (repayments of) proceeds from other short-term borrowings                     (69)              (1,621)
     Payment of preferred dividends                                                    (73)                -
     Other financing activities                                                         27                   17
                                                                                  ----------          ----------
Net cash provided by financing activities from continuing operations                   589                1,296
Effect of exchange rate changes on cash and cash equivalents                             5                  (25)
                                                                                  ----------          ----------
Net cash provided by continuing operations                                           2,448                  165
Net cash used in discontinued operations                                               (14)                (230)
                                                                                  ----------          ----------
Net increase (decrease) in cash and cash equivalents                                 2,434                  (65)
Cash and cash equivalents at beginning of year                                       2,390                1,467
                                                                                  ----------          ----------
Cash and cash equivalents at end of period                                         $ 4,824              $ 1,402
                                                                                  ==========          ==========


                See Notes to Consolidated Financial Statements.

5                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

1. BASIS OF PRESENTATION

Lucent Technologies Inc.'s ("Lucent" or the "Company") unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that the Company considered necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented.

The consolidated financial statements are prepared in conformity with generally accepted accounting principles. Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Among other things, estimates are used in accounting for long-term contracts, allowances for bad debts and customer financings, inventory obsolescence, restructuring reserves, product warranty, depreciation, employee benefits, income taxes, contingencies and loss reserves for discontinued operations. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

The Company believes that adequate disclosures are made to keep the information presented from being misleading. The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements included in Lucent's latest Annual Report on Form 10-K for the year ended September 30, 2001.

Certain reclassifications were made to conform to the current period presentation.


2. BUSINESS RESTRUCTURING CHARGES, REVERSALS AND ASSET IMPAIRMENTS

For the six months ended March 31, 2002, Lucent recorded a net reversal of business restructuring charges and asset impairments of $128, including net charges for inventory of $10 reflected in costs. Since Lucent's restructuring program is an aggregation of many individual plans that are currently being executed, actual costs have differed from estimated amounts and may be different in the future. The net reversal included:

      o a $110 gain was realized from the sale of the billing and customer care business (see Note 4). The gain was included in business restructuring as this business disposition was contemplated as part of Lucent's overall restructuring program;

       o a net reversal of previously recorded restructuring reserves of $304, which consisted of $82 of additional charges primarily related to changes in estimated inventory provisions for certain existing restructuring plans and reversals of reserves for existing plans of $386. The reversal resulted from revised estimates of $119, primarily for settling certain purchase commitments for amounts lower than originally planned, $126 for employee separation costs, $77 for excess inventory reserves and other reserve reductions of $64. The reversal of employee separation reserves was due to higher than expected attrition rates, which reduced the number of employees to be terminated by 1,700. In addition, although reasonable cost estimates were used upon the initial recording of the charge, the actual severance cost per person was lower than the original estimates upon the execution of many plans, which occurred on a global basis. In establishing the initial charge for inventory, Lucent included an estimate of amounts relating to products rationalized or discontinued that were not required to fulfill existing customer obligations. To the extent the fulfillment of those customer obligations differed from amounts estimated, additional inventory charges or reserve reductions were required; and

     o charges for new plans of $286, which included employee separation charges for approximately 1,600 employees of $62, net of a postemployment benefit curtailment credit of $21, lease termination fees and other contractual obligations under operating leases associated with additional facility consolidations of $82, contract settlements of $8, other liabilities of $23 and asset write-downs of $111. Asset write-downs are primarily for property, plant and equipment associated with an expected disposition of a manufacturing facility.

During the three months ended March 31, 2002, the net reversal of business restructuring charges and asset impairments was $60, of which $59 was included in operating expenses and $1 relating to inventory was included in costs.

Lucent expects to substantially complete the current restructuring program by the end of fiscal year 2002. However, if the markets for its products do not improve, Lucent will take additional restructuring actions to address these market conditions. Any such additional actions could result in additional restructuring charges.

6                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


This table displays the activity of the restructuring reserve for the six months ended March 31, 2002, the balance at March 31, 2002 and the components of the net reversal for the six months ended March 31, 2002:


                                    September 30,    Net charges/                        March 31, 2002
                                    2001 reserve      (reversals)       Deductions          reserve
Restructuring costs
   Employee separations                   $ 588          $ (64)(a)       $ (314)             $210
   Contract settlements                     610            (84)            (220)              306
   Facility closings                        296             58              (60)              294
   Other                                    125              8              (48)               85
                                      ----------       --------          -------            ------
     Total restructuring costs           $1,619          $ (82)          $ (642)(b)          $895
                                      ----------       --------          -------            ------

Asset write-downs
   Property, plant and equipment                            52
   Other                                                    12 (c)
                                                        -------
     Total asset write-downs                                64
Gain on sale                                              (110)
                                                        -------
   Total net charges/(reversals)                         $(128)
                                                        =======

---------

(a) Includes $13 of pension termination benefits to certain U.S. employees expected to be funded through Lucent's pension assets, $5 pension curtailment cost and $21 postemployment benefit curtailment credit.

(b) Includes cash payments of $593 for the six months ended March 31, 2002, and other non-cash settlements.

(c) Other includes net charges for inventory of $10. At March 31, 2002, the reserves for inventory related restructuring were $275.

Total voluntary and involuntary employee separations associated with the employee separation charge, net recorded in fiscal year 2001 and through the six months ended March 31, 2002 were 39,100. As of March 31, 2002, approximately 36,000 were completed, with approximately 3,900 completed in the three months ended March 31, 2002. The separations impacted all business groups and geographic regions. Approximately two-thirds related to management employees and were involuntary. In addition, 14,000 of employee separations since December 31, 2000 were achieved through attrition and divestitures of businesses.

3. DISCONTINUED OPERATIONS

The income (loss) from discontinued operations includes the results of operations for Lucent's former power systems business through the date of sale of December 29, 2000 and Agere Systems, Inc. ("Agere") through the initial measurement date of March 31, 2001. The income (loss) on disposal of Agere includes Lucent's share of Agere's estimated losses from the initial measurement date through the planned spin-off date. Subsequent adjustments to the related loss reserve were also included in income (loss) on disposal of Agere. On April 21, 2002, Lucent's board of directors approved the distribution of Lucent's remaining shares of Agere to Lucent's shareowners of record on May 3, 2002 with a planned distribution date of June 1, 2002.

                                                        Three months ended              Six months ended
                                                             March 31,                      March 31,
                                                        2002           2001            2002           2001
                                                     -----------    ----------      -----------    -----------
Agere and power systems revenues                          $ 481        $ 1,002           $ 940        $ 2,489
                                                     ===========    ===========     ===========    ===========
   Loss from discontinued operations (net of taxes)       $  -         $  (146)          $   -        $  (151)
   Income (loss) on disposal of Agere                       100           (162)            100           (162)
                                                     -----------    -----------     -----------    -----------
Total income (loss) from discontinued operations (a)      $ 100        $  (308)          $ 100        $  (313)
                                                     ===========    ===========     ===========    ===========

-------
(a) Net of tax provision (benefit) of $33 and ($86) for the three months ended March 31, 2002 and 2001, respectively, and tax provision of $33 and $13 for the six months ended March 31, 2002 and 2001, respectively.

7                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


                                                            March 31,       September 30,
Net assets of Agere                                            2002             2001
                                                          -----------      -------------
Current assets                                               $ 2,245             $4,022
Current liabilities                                            2,313 (a)          4,427 (a)
                                                          -----------          ---------
Net current liabilities of discontinued operations           $    68             $  405
                                                          ===========          =========

Long-term assets                                             $ 2,123             $2,625
Long-term liabilities                                          1,041 (b)          1,323  (b)
                                                          -----------          ---------
Net long-term assets of discontinued operations              $ 1,082             $1,302
                                                          ===========          =========


-------
(a) Includes $960 and $2,500 of short-term debt assumed by Agere on April 2, 2001, and $119 and $565 as of March 31, 2002 and September 30, 2001 of reserves associated with Lucent's share of Agere's estimated future losses through the planned spin-off date.

(b) Amounts are shown net of the minority interest in the net assets of Agere of $758 and $1,026 at March 31, 2002 and September 30, 2001.


4. BUSINESS DISPOSITIONS

On February 28, 2002, Lucent completed the sale of its billing and customer care business to CSG Systems International, Inc. for approximately $260 in cash, subject to certain post closing purchase price adjustments. The transaction resulted in a gain of $110 and was included in business restructuring charges, reversals and asset impairments, net for the three and six months ended March 31, 2002.

On November 16, 2001, Lucent completed the sale of its optical fiber business to The Furukawa Electric Co., Ltd. for approximately $2,300, of which $173 was in CommScope, Inc. common stock. The transaction resulted in a gain of $523, which was included in other income (expense) in the six months ended March 31, 2002. In addition, Lucent entered into an agreement on July 24, 2001 to sell two China-based joint ventures -- Lucent Technologies Shanghai Fiber Optic Co., Ltd. and Lucent Technologies Beijing Fiber Optic Cable Co., Ltd. -- to Corning Incorporated for $225 in cash. This transaction, which is subject to U.S. and foreign governmental approvals and other customary closing conditions, is expected to close by the end of the third quarter of fiscal year 2002.


5. INVENTORIES


                                      March 31,       September 30,
                                       2002               2001
                                     ----------       ------------
         Completed goods               $ 1,462         $ 2,023
         Work in process                   275             432
         Raw materials                     676           1,191
                                     ----------       ---------
      Inventories                      $ 2,413         $ 3,646
                                     ==========       =========


6. DEBT

                                                                        March 31,        September 30,
                                                                          2002                2001
                                                                     ---------          ----------------
        Revolving credit facilities                                     $ -                   $1,000
        Other                                                              82                    135
                                                                     ---------               ---------
             Debt maturing within one year                                 82                  1,135
        Long-term debt                                                  3,238                  3,274
        Company-obligated mandatorily redeemable preferred
          securities of subsidiary trust                                1,750                    -
                                                                     ---------               ---------
             Total debt                                                $5,070                 $4,409
                                                                     =========               =========


On March 19, 2002, Lucent Technologies Capital Trust I ("the trust") completed the sale of 1,750,000 7.75% cumulative convertible trust preferred securities for an initial price of $1,000 per share for an aggregate amount of $1,750. Lucent owns all of the common securities of the trust. The trust used the proceeds to purchase 7.75% convertible subordinated debentures issued by Lucent due March 15, 2017 which represent all of the trust's assets. Since the trust preferred securities are being treated as debt, the dividends on the securities are included in interest

8                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

expense. The terms of the trust preferred securities are substantially the same as the terms of the debentures. Lucent may redeem the debentures, in whole or in part, for cash at premiums ranging from 103.88% beginning March 20, 2007 to 100.00% on March 20, 2012 and thereafter. To the extent Lucent redeems debentures, the trust is required to redeem a corresponding amount of trust preferred securities. Lucent has irrevocably and unconditionally guaranteed, on a subordinated basis, the payments due on the trust preferred securities. In connection with this transaction, Lucent incurred approximately $46 of expenses that are deferred and are being amortized over the life of the debentures.

Holders of trust preferred securities are entitled to receive quarterly cash distributions commencing June 15, 2002. The ability of the trust to pay dividends depends on the receipt of interest payments on the debentures. Lucent has the right to defer payments of interest on the debentures for up to 20 consecutive quarters. If Lucent defers the payment of interest on the debentures, the trust will defer the quarterly distributions on the trust preferred securities for a corresponding period. Deferred interest accrues at an annual rate of 9.25%. Beginning the earlier of March 19, 2003 and the day immediately following the date of the share distribution related to the spin-off of Agere, each convertible trust preferred security may convert at the option of the holder into 163.9344 shares of Lucent common stock, subject to adjustment under certain circumstances, including the Agere spin-off.

7. COMPREHENSIVE LOSS

The components of comprehensive loss are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries, are as follows:

                                                              Three months ended              Six months ended
                                                                  March 31,                       March 31,
                                                            2002             2001           2002         2001
                                                            ----             ----           ----         ----
  Net loss                                                 $ (495)        $ (3,696)       $ (918)       $(4,160)
  Other comprehensive loss:
  Foreign currency translation adjustments                    (34)             (63)           20            (48)
  Reclassification adjustments to foreign currency
     translation for sale of foreign entities                   -                -            20             (3)
  Unrealized holding losses on investments                    (26)             (26)          (19)          (121)
  Reclassification adjustments for realized gains and
     impairment losses on investments                           7               40           (19)            43
  Cumulative effect of accounting change                        -                -              -            11
  Unrealized gains (losses) and reclassification
     adjustments on derivative instruments                     (1)               2           (10)             1
                                                          ---------   --------------  ------------   ------------
  Comprehensive loss                                       $ (549)        $ (3,743)       $ (926)       $(4,277)
                                                          =========   ==============  ============   ============

8. LOSS PER COMMON SHARE

Basic and diluted loss per common share is calculated by dividing net loss applicable to common shareowners by the weighted average number of common shares outstanding during the period. Amounts applicable to common shareowners reflect the dividends and accretion on the redeemable convertible preferred stock.

                                                                  Three months ended                  Six months ended
                                                                       March 31,                         March 31,
                                                                2002             2001              2002              2001
                                                                ----             ----              ----              ----
Loss per common share basic and diluted:
   Loss from continuing operations                              $ (0.19)          $ (1.00)         $ (0.32)          $ (1.46)
   Income (loss) from discontinued operations                      0.03             (0.09)            0.03             (0.10)
   Extraordinary gain                                                 -                -                -               0.34
   Cumulative effect of accounting changes                            -                -                -              (0.01)
                                                             ------------    --------------    -------------     -------------
   Net loss applicable to common shareowners                    $ (0.16)          $ (1.09)         $ (0.29)          $ (1.23)
                                                             ============    ==============    =============     =============
Dividends declared per common share                             $     -             $0.02          $    -            $  0.04
                                                             ============    ==============    =============     =============
Weighted average number of common shares - basic and
   diluted (in millions)                                        3,422.6           3,400.8          3,419.4           3,394.0


9                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

The potential common shares excluded from the calculation of diluted loss per share because their effect would reduce the loss per share from continuing operations, and the amount of stock options that were excluded from the calculation of diluted loss per share because their exercise price was greater than the average market price of the common shares of the periods presented were as follows (in millions):

                                                                                    Three months ended      Six months ended
                                                                                        March 31,               March 31,
                                                                                    2002         2001       2002        2001
                                                                                    ----         ----       ----        ----
   Potential common shares excluded from the calculation of diluted loss per share:
   Redeemable convertible preferred stock                                            334.8             -     334.8           -
   Company-obligated mandatorily redeemable preferred securities of subsidiary
      trust (a)                                                                       38.3             -      18.9           -
   Stock options                                                                       8.4          34.8      10.4        45.1
                                                                                  ---------    ----------  --------    --------
      Total                                                                          381.5          34.8     364.1        45.1
                                                                                  =========    ==========  ========    ========

   Stock options excluded from the calculation of diluted loss per share because the exercise price was greater than the average market
     price of the common shares                                                      601.1         423.6     613.2       376.8
                                                                                  =========    ==========  ========    ========

-------
(a) Had these securities been outstanding for the entire three and six months ended March 31, 2002, the amount of shares excluded from the calculation for each period would have been 286.9 shares.

9.  OPERATING SEGMENTS

Lucent designs and delivers networks for the world's largest communications service providers. Lucent changed its reporting segments beginning in fiscal year 2002 to two customer-focused operating segments, Integrated Network Solutions ("INS") and Mobility Solutions ("Mobility"), from Products and Services. These reportable segments are managed separately. The INS segment focuses on global, wireline service providers, including long distance carriers, traditional local telephone companies and Internet service providers, and provides offerings comprised of a broad range of core switching and access and optical networking products. The Mobility segment focuses on global wireless service providers and offers products to support the needs of its customers for radio access and core networks. Both segments offer network management and application and service delivery products. In addition, Lucent supports its segments through its global services organization.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measure is operating income (loss), which includes the revenues, costs and expenses directly controlled by each reportable segment, as well as an allocation of costs and operating expenses, which are not managed at a segment level, but are indirectly related to the products or services sold to its customers. Operating income (loss) for reportable segments excludes the following:

     o    goodwill and other acquired intangibles amortization;

     o    business restructuring and asset impairments;

     o the results of the optical fiber business through the date of its sale;

     o the results from billing and customer care software products through the date of its sale, messaging products and other smaller units;

     o certain personnel costs and benefits, including a portion of those related to pension and postretirement benefits and differences between the actual and standard allocated benefit rates;

     o certain other costs related to shared services such as general corporate functions, which are managed on a common basis in order to realize economies of scale and efficient use of resources; and

     o certain other general and miscellaneous costs and expenses not directly used in assessing the performance of the operating segments.

The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements to the extent that the related items are included within segment operating income (loss).

The following tables present revenues and operating income (loss) by reportable segment and a reconciliation of the segment's operating income (loss) to consolidated operating loss. Amounts for the three and six months ended March 31, 2001 were restated to reflect the Company's new segment structure.

10                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


                                                                    Three months                        Six months
                                                                   ended March 31,                   ended March 31,
                                                                2002              2001             2002             2001
                                                                ----              ----             ----             ----
                       External Revenues
INS                                                            $ 1,792           $ 3,540         $ 3,675           $5,990
Mobility                                                         1,579             1,520           3,047            2,709
                                                              ---------        ----------     -----------       ---------
   Total reportable segments                                     3,371             5,060           6,722            8,699
Optical fiber business                                               -               581             114            1,099
Other                                                              145               266             259              455
                                                              ---------        ----------     -----------       ---------
   Total external revenues                                     $ 3,516           $ 5,907         $ 7,095         $ 10,253
                                                              =========        ==========     ===========       ==========


                        Operating income (loss)
INS                                                            $  (442)         $(1,501)        $ (1,351)         $(2,954)
Mobility                                                           190             (145)              31             (481)
                                                              ---------        ----------     -----------       ---------
   Total reportable segments                                      (252)          (1,646)          (1,320)          (3,435)
Goodwill and other acquired intangibles amortization               (69)            (249)            (143)            (510)
Business restructuring and asset impairments, net                   60           (2,710)             128           (2,710)
Optical fiber business                                               -              191              (68)             334
Other                                                             (278)            (393)            (488)            (672)
                                                              ---------        ----------     -----------       ---------
   Total operating loss                                        $  (539)        $ (4,807)        $ (1,891)        $ (6,993)
                                                              =========        ==========     ===========       ==========



Results by reportable segments include services revenues of $1,358 and $2,585 for the three and six months ended March 31, 2002 and $1,405 and $2,489 for the three and six months ended March 31, 2001, respectively. Services costs were $563 and $1,203 for the three and six months ended March 31, 2002 and $1,094 and $1,891 for the three and six months ended March 31, 2001, respectively.

10. COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to environmental, labor, product and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at March 31, 2002, cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent, from matters other than those described in the next four paragraphs, beyond that provided for at March 31, 2002, would not be material to the consolidated financial statements.

Lucent and certain of its former officers are defendants in several purported shareowner class action lawsuits for alleged violations of federal securities laws, which have been consolidated in a single action. Specifically, the complaint alleges, among other things, that beginning in late October 1999, Lucent and certain of its officers misrepresented Lucent's financial condition and failed to disclose material facts that would have an adverse impact on Lucent's future earnings and prospects for growth. This action seeks compensatory and other damages, and costs and expenses associated with the litigation. Lucent is unable to determine its potential impact on the consolidated financial statements. Lucent is defending this action vigorously. In July 2001, a purported class action complaint was filed under ERISA alleging, among other things, that Lucent and certain unnamed officers breached their fiduciary duties with respect to Lucent's employee savings plans claiming that the defendants were aware that Lucent stock was inappropriate for retirement investment and continued to offer such stock as a plan investment option. The complaint seeks damages, injunctive and equitable relief, interest and fees and expenses associated with the litigation. In August 2001, a separate purported class action complaint was filed under ERISA alleging, among other things, that Lucent breached its fiduciary duties with respect to its employee benefit and compensation plans by offering Lucent stock as an investment to employees participating in the plans despite the fact that Lucent allegedly knew it was experiencing significant business problems. The August complaint seeks a declaration that Lucent breached its fiduciary duties to plan participants, an order compelling Lucent to return all losses to the plans, injunctive relief to prevent future breaches of fiduciary duties, as well as costs and expenses associated with litigation. Both actions are in the discovery stage and the Company is unable to determine the potential impact of either case on the consolidated financial statements. Lucent is defending these actions vigorously.

Sparks, et al. v. Lucent Technologies, Inc. et al. is a state court, class action lawsuit filed in 1996 in Illinois under the name, Crain v. Lucent Technologies. It seeks unspecified damages for a nationwide class of customers based on a claim that the former AT&T Consumer Products business (which became part of Lucent) had defrauded and misled customers who leased telephones from Consumer Products so as to believe their lease payments would lead to ownership of the

11                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


telephones. The lawsuit seeks damages based on the difference between the aggregate lease payments made and the fair market value of telephones. The Sparks action is one of a number of consumer class actions which, after removal to a federal court, were remanded to various state courts in July 2001. These other actions are stayed pending the outcome of the Sparks case, which presently has an August 5, 2002 trial date. A trial date was set for August 2002, but this date has been delayed until the fall of 2002. Lucent is unable to determine their potential impact on our consolidated financial statements. Lucent is defending these actions vigorously.

In January 2002, the court in Vicor Corp. et al. v. Lucent Technologies Inc. granted plaintiffs' June 30, 2001 motion for a writ of attachment in the amount of $20 million. The Court had held a hearing on Vicor's motion on November 19 and 20, 2001. This is an action in which Vicor Corporation and VLT Corporation ("Vicor") sued Lucent in Federal District Court in Boston, MA for an unspecified amount of damages purportedly stemming from an alleged infringement of a power supply patent. Discovery was stayed pending the resolution of certain summary judgment motions in the same court in a related case against Unitrode, a supplier of controller chips to the Company and other power supply manufacturers. In January 2001, the Court, in the Unitrode action, to which Lucent was not a party, held that certain power supplies manufactured by the Company and others, using the Unitrode controller, infringed Vicor's patent. This case is in discovery and we are unable to determine its potential impact on our consolidated financial statements. Lucent is defending this action vigorously.

In April 2002, a case captioned Preferred Life Insurance Co. of New York, et al
v. Lucent Technologies was filed in New Jersey state court against the Company. This case involves a group of institutional investors, many of which are affiliated, that purchased securities issued by Winstar Communications. In March 2002, Lucent was added as a defendant in the Winstar Federal securities litigation pending in the Southern District of New York, captioned In re Winstar Communications Litigation. In both of the actions, the plaintiffs allege that Lucent caused or contributed to the damages the plaintiffs incurred from their losses in Winstar stock. Both of these actions are in the very early stages, and Lucent intends to defend these cases vigorously.


Other Commitments

In connection with the planned spin-off of Agere, Lucent entered into a purchase agreement that governs the purchase of goods and services by Lucent from Agere. Under the agreement, Lucent committed to purchase at least $2,800 of products from Agere over a three-year period beginning February 1, 2001. In limited circumstances, Lucent's purchase commitment may be reduced or the term may be extended. For the initial 12-month period ending January 31, 2002, Lucent's purchases under this agreement were $411. Agere and Lucent are currently discussing ways to restructure Lucent's obligations under the agreement.

Lucent has exited certain of its manufacturing operations and has increased its use of contract manufacturers. Except for systems integration and final assembly of its wireless products, it is currently using a sole-source supplier for a majority of the North American switching and wireless product lines and expects to do the same with its optical product line later this year. In addition, several other contract manufacturers produce the majority of other products. Lucent is generally not committed to unconditional purchase obligations, except for a commitment which requires annual purchases of certain wireless components ranging from $275 to $425 over the next three years. However, Lucent is exposed to short-term purchase commitment levels. These short-term commitment levels are evaluated and established on a quarterly basis. As a result, any sudden and significant changes in forecasted demand requirements could adversely affect its results of operations and cash flows.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites, which typically range from

12                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

five to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily on internal or third-party environmental studies and estimates as to the number, participation level and financial viability of any other PRPs, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or circumstances change. The amounts provided for in Lucent's consolidated financial statements for environmental reserves are the gross undiscounted amounts of such reserves, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts and management believes that collectibility of such amounts is reasonably assured, the amounts are reflected as receivables in the consolidated financial statements. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at March 31, 2002 cannot be estimated.


11. RECENT PRONOUNCEMENTS

Lucent is currently evaluating the impacts of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") to determine the effect, if any, they may have on the consolidated financial position and results of operations. Lucent is required to adopt each of these standards in the first quarter of fiscal year 2003.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142 under which pre-existing goodwill will no longer be amortized. Intangible assets will continue to be amortized over their useful lives. The criteria for recognizing an intangible asset have also been revised. As a result, the Company is in the process of reassessing the classification and useful lives of its previously acquired goodwill and other intangible assets. SFAS 142 also requires that goodwill be tested for impairment initially within one year of adoption and at least annually thereafter. If an impairment loss exists as a result of the transitional goodwill impairment test, the implementation of SFAS 142 could result in a one-time charge to earnings as a cumulative effect of accounting change. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units that are reviewed by its segment managers. In the first step, the fair value of the reporting unit is compared to the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared to the carrying value of the goodwill and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. There was approximately $1,100 of goodwill, with an annual amortization of approximately $240, that will be subject to this new pronouncement, primarily within the INS segment.

In June 2001, the FASB issued SFAS 143, which establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the future costs of retiring a tangible long-lived asset will be recorded as a liability at their present value when the retirement obligation arises, and will be amortized to expense over the life of the asset. Lucent is in the process of identifying assets with retirement obligations, including leased properties that contractually obligate the Company to remove their leasehold improvements and restore the properties to their original condition.

In August 2001, the FASB issued SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30") for the disposal of a segment of a business. SFAS No. 144 retains the basic principles of SFAS No. 121 for long-lived assets to be disposed of by sale or held and used and modifies the accounting and disclosure rules for discontinued operations.

13                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

In April 2002, the FASB issued SFAS 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" ("SFAS 44") and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 64") and amends SFAS No. 13, "Accounting for Leases" ("SFAS 13") This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB 30 will be used to classify gains and losses from extinguishment of debt. SFAS 44 was no longer necessary because the transitions under the Motor Carrier Act of 1980 were completed. SFAS 13 was amended to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions and makes technical corrections to existing pronouncements.


12. SUBSEQUENT EVENT

On April 22, 2002, Lucent commenced a voluntary offer to eligible employees to exchange certain outstanding stock options, including all stock options issued during the six-month period ended April 22, 2002, to purchase shares of Lucent common stock for Lucent's promise to grant a new common stock option at a future date. Terms of the offer require that the new stock option grant will be on a date that is at least six months and one day after the cancellation date, which will occur on or about May 23, 2002. Lucent currently expects that the new stock option under the exchange program will be granted on November 25, 2002 and will have an exercise price equal to the fair market value of Lucent common stock on that date. The new stock option grant will be for a smaller number of shares determined in accordance with prescribed exchange ratios.

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

OUR RESTRUCTURING PROGRAM

Since beginning our restructuring program during the quarter ended March 31, 2001, we eliminated many duplications in marketing functions and programs and centralized our sales support functions to utilize our resources for the opportunities that we currently believe to be the most profitable for us -- the large service provider market. We evaluated our manufacturing operations and assessed our use of contract manufacturers and decided to eliminate certain of our manufacturing facilities and make greater use of contract manufacturers. We assessed virtually every aspect of our product portfolio and associated research and development ("R&D"), made decisions based on the needs of our largest service provider customers, deployed our resources to meet those needs and then streamlined the rest of our operations to support those reassessments. We eliminated some marginally profitable or non-strategic product lines; merged certain technology platforms; consolidated development activities; and eliminated management positions, which resulted in reduced associated product development costs. We sold the assets relating to a number of product lines whose products did not support our large service provider customers or our strategy. We initiated actions to close facilities and reduce the work forces in approximately 40 of the approximately 60 countries in which we operated at the end of fiscal year 2000. We expect to complete our restructuring program by the end of fiscal year 2002. However, if the markets for our products do not improve, we will take additional restructuring actions to realize these benefits or address these market conditions. Any such additional actions could result in additional restructuring charges.

MARKET ENVIRONMENT AND STRATEGIC DIRECTION

During fiscal year 2001, the global telecommunications market deteriorated, reflecting a significant decrease in the competitive local exchange carrier market and a significant reduction in capital spending by established service providers. This trend has continued during the first and second fiscal quarters of 2002 and is expected to continue at least throughout calendar year 2002. We estimate that large service providers are reducing their calendar year-over-year capital spending budgets by at least 20% primarily in the wireline market. Reasons for this reduction include the economic slowdown, network over-capacity, customer bankruptcies, network build-out delays and limited capital availability. As a result, our sales and results of operations have been adversely affected.

If capital investment levels continue to decline, or if the telecommunications market does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. In addition, if the volume of our sales and product mix does not improve, or we do not continue to realize cost reductions or reduce inventory related charges, our gross margin percentage may not improve as much as we have targeted, resulting in lower than expected results of operations.

The significant slowdown in capital spending in our target markets has created uncertainty as to the level of demand in those markets. In addition, the level of demand can change quickly and can vary over short periods of time, including from month to month. As a result of the uncertainty and variations in our markets, accurately forecasting future results, earnings and cash flow is increasingly difficult.

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

Our wireline segment, Integrated Network Solutions ("INS"), focuses on global, wireline service providers, including long distance carriers and both traditional local telephone companies and Internet service providers. INS primarily sells and services core switching and access and optical networking products. Our wireless segment, Mobility Solutions, offers products to support the needs of its customers for radio access and core networks and primarily sells and services wireless products to wireless service providers. Both segments offer network management and application and service delivery products.

15                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


We support these two new segments through a number of central organizations, including our services organization and our corporate headquarters. Manufacturing and supply chain functions have been consolidated into a single global supply chain networks organization that manages the materials and activities necessary to produce and deliver products and services to our customers.

Application of critical accounting policies

Our consolidated financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that affect our financial condition and results of operations.

Most of our sales are generated from complex contractual arrangements, which require significant revenue recognition judgments particularly in the areas of multiple element arrangements and collectibility. Revenue from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on objective evidence of the relative fair values of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. The assessment of collectibility is particularly critical in determining whether or not revenue should be recognized in the current market environment. As part of the revenue recognition process, we determine whether trade and notes receivable are reasonably assured of collection based on various factors, including our ability to sell these receivables and whether there has been deterioration in the credit quality of our customers, which could result in us being unable to collect or sell the receivables. In situations where we have the ability to sell the receivable, revenue is recognized to the extent of what is expected to be realized. In situations where it is unclear as to whether we will be able to sell or collect the receivable, revenue and related costs are deferred. Revenue is deferred and costs are recognized when it has been determined that the collection or sale of the receivable is unlikely. For sales generated from long-term contracts we make important revenue and cost judgments that underlie our determinations regarding overall contract value, contract profitability and timing of revenue recognition. Revenue and profit estimates are revised periodically based on changes in circumstances; any losses on contracts are recognized immediately. We also sell products through multiple distribution channels including resellers and distributors. For products sold through these channels, revenue is generally recognized when the reseller or distributor sells the product to the end user. The total amount of deferred income, including deferrals relating to collectibility concerns, at March 31, 2002 was $681 million.

We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the realization of these receivables including the current credit-worthiness of each customer and related aging of the past due balances. Our provisions for bad debt and customer financing during fiscal year 2001 and for the six months ended March 31, 2002 amounted to $2.2 billion and $643 million, respectively. Our March 31, 2002 reserves included in the $2.8 billion of trade receivables was $419 million and there were approximately $700 million of reserves on the $1.2 billion of drawn commitments under our customer financing program. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves are also based on amounts determined by using percentages applied to certain aged receivable categories. (Refer to "Customer finance commitments" in our Liquidity and Capital Resources section for a further discussion on procedures performed related to customer financing.) Significant increases in reserves have been recorded in recent periods and may occur in the future due to the current market environment. In addition, we currently have approximately $1 billion of assets included in receivables, contracts in process and other assets from long-term projects that have been winding down in Saudi Arabia. We have concluded that these assets are realizable based on our contractual rights and past collection history.

We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have experienced significant changes in required reserves in recent periods due to changes in strategic direction, such as discontinuances of product lines as well as declining market conditions. As a result, we incurred inventory charges of $2.4 billion and approximately $250 million during fiscal year 2001 and the six months ended March 31, 2002, respectively. Inventories of $2.4 billion at March 31, 2002 are net of reserves of approximately $1.5 billion. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions.

At March 31, 2002, we had net deferred tax assets of $5.2 billion, reflecting tax credit carryforwards, anticipated net operating losses and other deductible temporary differences which will reduce taxable income in future years. We are required to assess the realization of our deferred tax assets. Significant changes in circumstances may require adjustments during interim periods. Our future tax benefits related to foreign tax credits, most state and foreign net

16                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

operating losses and capital losses are fully reserved as it is more likely than not that they will not be realized due to their relatively short carryforward periods. Although realization is not assured, we have concluded that it is more likely than not that the remaining net deferred tax assets will be realized principally based upon forecasted taxable income generally within the twenty-year R&D credit and net operating loss carryforward periods, giving consideration to the substantial benefits realized to date through our restructuring program. The amount of the net deferred tax assets actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities or changes in the actual amounts of future taxable income. We have incurred significant losses from operations over several quarters. If our forecast is determined to no longer be reliable due to uncertain market conditions or improvement in our results of operations does not continue, our long-term forecast will require reassessment. As a result, we may need to establish additional valuation allowances for all or a portion of the net deferred tax assets.

We currently have intangible assets including goodwill and other acquired intangibles of $1.3 billion, primarily within the INS segment, and capitalized software development costs of $824 million. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments based upon short and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding our ability to successfully develop and ultimately commercialize acquired technology. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances. For example, we have taken significant impairment charges, including $4.1 billion related to goodwill and other acquired intangibles and $362 million related to capitalized software under our restructuring program during fiscal year 2001. There is $968 million of remaining goodwill and other acquired intangibles related to our September 2000 acquisition of Spring Tide, which contains a certain switching technology. We have concluded that this amount is realizable based on forecasted undiscounted cash flows through 2009. The forecasts include cumulative positive cash flow beginning in 2007 and a minimum terminal value of approximately $700 million. There is also $140 million of goodwill and other acquired intangibles related to the 1998 acquisition of Yurie, which provides Asynchronous Transfer Mode access equipment. We have also concluded that this amount is realizable based upon projected undiscounted cash flows through 2006. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future which could result in significant non-cash charges that would adversely affect our results of operations and financial condition.

We have significant pension and postretirement benefit costs and credits, which are developed from actuarial valuations. Inherent in these valuations are key assumptions including discount rates and expected return on plan assets. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future in addition to changes resulting from fluctuations in our related headcount due to changes in the assumptions. Our current assumptions include a 7% discount rate, a 9% expected return on plan assets and a 4.5% rate of compensation increase. These are consistent with the prior year assumptions except that the discount rate was reduced by one-half of a percent due to current market conditions. Compared to the prior year interim period, our net pension and postretirement benefit credit has been reduced by $53 million to $476 million in the six months ended March 31, 2002.

During fiscal year 2001, we recorded significant charges in connection with our restructuring program. The related reserves reflect many estimates including those pertaining to separation costs, inventory, settlements of contractual obligations and proceeds from asset sales. We reassess the reserve requirements to complete each individual plan under our restructuring program at the end of each reporting period. Actual experience has and may continue to be different from these estimates. For example, we reflected a net reversal of $304 million for plans existing as of September 30, 2001 and have reflected charges of $286 million for new plans. As of March 31, 2002 and September 30, 2001, liabilities associated with our restructuring program were $895 million and $1.6 billion. For more information, see Note 2 to the unaudited consolidated financial statements.

We are subject to proceedings, lawsuits and other claims related to environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies are made after careful analysis of each individual issue by us with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. For more information, see Note 10 to the unaudited consolidated financial statements.

The impact of changes in the estimates and judgments pertaining to revenue recognition, receivables and inventories are directly reflected in our segments' operating income (loss). Although any charges related to our net deferred tax assets and goodwill and other acquired intangibles are not reflected in the segment results, the long-term forecasts supporting the realization of those assets and changes in them are significantly impacted by the actual and expected results of each segment. Generally, the changes in estimates related to pension and

17                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

postretirement benefits, our restructuring program and litigation will not impact our segment results, although execution of the restructuring plans by each segment may cause related changes in the estimates. We have discussed the application of these critical accounting policies with our board of directors and Audit and Finance Committee. There was no initial adoption of any accounting policies during the six-month period ended March 31, 2002.

CONSOLIDATED RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED MARCH 31, 2002 VERSUS THREE AND SIX MONTHS ENDED MARCH 31, 2001

Revenues

The following table presents our U.S. and non-U.S. revenues and the approximate percentage of total revenues (dollars in millions):

                           Three months ended March 31,                             Six months ended March 31,
                ----------------------------------------------------    -------------------------------------------------
                                                             %                                                       %
                     2002                 2001             change            2002                 2001            change
                ----------------     ---------------    ------------    ---------------     ---------------    ----------
U.S.                    $ 2,427             $ 4,126         (41.2%)            $ 4,659             $ 6,821     (31.7%)
Non-U.S.                  1,089               1,781         (38.9%)              2,436               3,432     (29.0%)
                ----------------     ---------------                    ---------------     ---------------
Total revenues          $ 3,516             $ 5,907         (40.5%)            $ 7,095            $ 10,253     (30.8%)
                ================     ===============                    ===============     ===============

                         Percentage of total                                    Percentage of total
                             revenues                                                revenues
                ------------------------------------                    -----------------------------------
U.S.                 69.0%               69.8%                              65.7%                 66.5%
Non-U.S.             31.0%               30.2%                              34.3%                 33.5%

Continued reductions in capital spending by large service providers, primarily affecting our INS segment, and business dispositions were the primary reasons why the interim fiscal 2002 revenues were lower than the similar periods of the prior year. The revenue decline resulting from business dispositions was $664 million for the three months ended March 31, 2002 and $1.1 billion for the six months ended March 31, 2002. The optical fiber business ("OFS"), which was sold during the first fiscal quarter of 2002, accounted for approximately 88% and 89% of the revenue decline associated with business dispositions for the three and six months ended March 31, 2002, respectively. The impact of product rationalizations and discontinuances under our restructuring program has not had a significant impact on our overall trend of revenues.

Gross Margin

The following table presents our gross margin and the percentage to total revenues (dollars in millions):

                                                 Three months ended                 Six months ended
                                                     March 31,                          March 31,
                                           -------------------------------    ------------------------------
                                                2002              2001           2002              2001
                                           ---------------     -----------    ------------     -------------
   Gross margin                                      $802            $485         $ 1,237           $ 1,166
   Percentage to total revenues                     22.8%            8.2%           17.4%             11.4%


Changes in gross margin as a percentage of revenues in the current interim fiscal periods as compared with the prior interim periods primarily resulted from:

o Gross margin was lower in the prior interim fiscal year periods due to significant inventory related charges that primarily resulted from weak market conditions that caused a sudden and significant decrease in demand for our products and deterioration in the financial condition of certain customers. As a result of lower inventory levels from our strategy of focusing on large service providers and improved inventory management, we reduced the amount of these charges in the current interim fiscal year periods. In addition, the prior interim fiscal year periods were adversely affected by higher warranty costs due to certain product performance issues not occurring in the current interim periods. These two factors improved gross margins as a percentage of revenues by 12 points for the three months ended March 31, 2002 and seven points for the six months ended March 31, 2002;

o In addition, gross margin includes $10 million for the six months ended March 31, 2002 and $536 million for the three and six months ended March 31, 2001, of inventory charges associated with product line rationalizations and product line discontinuance under our restructuring program. The decrease in these charges in the current interim fiscal periods resulted in a nine point improvement in gross margins as a percentage of revenues for the three months ended March 31, 2002 and a five point improvement for the six months ended March 31, 2002;

o We reduced our fixed costs in response to the deterioration of global telecommunications market conditions, however, when combined with significantly lower revenue volumes, it resulted in a three point decline in gross margin as a percentage of revenues for both the three- and six-month periods ended March 31, 2002; and

18                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



o The sale of OFS negatively affected gross margin as a percentage of revenues by three points for both the three- and six-month periods ended March 31, 2002.

To maintain or improve our current gross margin level depends upon market pricing as well as our ability to improve or stabilize sales volume and product mix, limit inventory related charges, continue cost reductions and market and product rationalization work and introduce new products.

Operating Expenses

The following table presents our operating expenses (dollars in millions):

                                          Three months ended March 31,                Six months ended March 31,
                                     ---------------------------------------    ----------------------------------------
                                       2002          2001        % change         2002          2001         % change
                                     ----------    ---------    ------------    ----------    ---------    -------------
Selling, general and
 administrative ("SG&A")
 expenses, excluding the
 following two items:                     $615       $1,194         (48.5%)        $1,335       $2,420          (44.8%)
 Provision for bad debts and
 customer financings                       192          705         (72.8%)           643        1,073          (40.1%)
 Amortization of goodwill and
 other acquired intangibles                 69          249         (72.3%)           143          510          (72.0%)
                                     ----------    ---------    ------------    ----------    ---------    -------------
     Total SG&A                            876        2,148         (59.2%)         2,121        4,003          (47.0%)
 R&D                                       524          970         (46.0%)         1,145        1,982          (42.2%)
 Business restructuring charges,
  reversals and asset
  impairments, net                         (59)       2,174        (102.7%)         (138)        2,174          (106.3%)
                                     ----------    ---------    ------------    ----------    ---------    -------------
  Operating expenses                    $1,341       $5,292         (74.7%)        $3,128       $8,159           (61.7%)
                                     ==========    =========    ============    ==========    =========    =============


SG&A expenses

Excluding provisions for bad debts and customer financings and amortization of goodwill and other acquired intangibles, SG&A expenses decreased primarily from headcount reductions under our restructuring program and other cost savings initiatives that limited discretionary spending.

Provision for bad debts and customer financings

Many of our customers have been negatively affected by the continued decline in telecommunications market conditions. This has resulted in a decline in the credit-worthiness of certain customers resulting in some having to file for bankruptcy or having been declared insolvent. As a result, we have provided reserves for certain trade and notes receivable and sold others at significant discounts in the interim periods presented and may have to record additional reserves or write-offs in the future.

During the three and six months ended March 31, 2002, the provisions included approximately $123 million and $311 million, respectively, related to customer financing with the balance for trade receivables. In addition, during the three and six month periods ended March 31, 2002, approximately 51% and 79% of the total provisions were related to our INS customers and 42% and 22% were related to our Mobility customers. The remaining balances were not related to our reportable segments.

Winstar Communications, Inc., which filed for Chapter 11 protection on April 18, 2001, accounted for nearly all of the provision for the three months ended March 31, 2001 and represented a significant portion of the provision for the six months ended March 31, 2001.

Amortization of goodwill and other acquired intangibles

Amortization of goodwill and other acquired intangibles for the current interim periods was significantly lower than the prior year interim periods due to the write-down of goodwill and other acquired intangibles, in particular, the discontinuance of the Chromatis product portfolio in connection with our restructuring program.

R&D

The decrease in R&D expenses for the three and six months ended March 31, 2002 as compared with the 2001 interim periods was primarily due to headcount reductions and product rationalizations under our restructuring program.

During the six months ended March 31, 2002, slightly more than 50% of our R&D was attributable to our INS segment and most of the remaining amounts were attributable to our Mobility segment. The INS spending primarily related to next-generation products, including optical products for both long-haul and metro networks, multi-service switches that can handle both internet protocol services and multiple network traffic protocols, network operations software solutions, and

19                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


digital subscriber line products. The Mobility spending was primarily related to next-generation Code Division Multiple Access ("CDMA") and Universal Mobile Telecommunications System technology.

Business restructuring charges, reversals and asset impairments, net

During the three months ended March 31, 2002, we recorded a net reversal of business restructuring charges and asset impairments to operating expenses of $59 million. For the six months ended March 31, 2002, we recorded a net reversal of business restructuring charges and asset impairments of $138 million to operating expenses. For additional information on the current year charges/reversals see Note 2 to the unaudited consolidated financial statements and for our progress to date see LIQUIDITY AND CAPITAL RESOURCES - Cash Requirements.

During the three and six months ended March 31, 2001 we initiated our restructuring program, which resulted in a significant charge to operating expenses. The charge included restructuring costs of $810 million and asset impairments of $1.4 billion.

Other Income (Expense), net

The current quarter's other income (expense) was primarily related to investment write-downs of $36 million, partially offset by interest income of $19 million. Additionally, the six-month period ended March 31, 2002 included $583 million of gains from business dispositions, primarily related to a $523 million gain realized from the sale of OFS, and interest income related to a tax settlement of $73 million.

Other income (expense) for the fiscal year 2001 interim periods was primarily from write-downs of certain equity investments of $145 million, partially offset by interest income of $99 million and $147 million for the three and six months ended March 31, 2001, respectively.

Interest Expense

Interest expense for the fiscal 2002 interim periods decreased as compared with the prior fiscal year interim periods due to significantly lower short-term debt levels.

Benefit from Income Taxes

The following table presents our benefit from income taxes and the related effective tax benefit rates (dollars in millions):

                                         Three months ended March 31,               Six months ended March 31,
                                  ----------------------------------------    -------------------------------------
                                       2002                   2001                 2002                 2001
                                  ----------------     -------------------    ----------------    -----------------
    Benefit from income taxes             $(61)                  $(1,649)            $(547)               $(2,427)
    Effective tax benefit rate             (9.3)%                 (32.7)%             (35.0)%              (32.8)%

The effective tax benefit rate for the current quarter was less than the U.S. statutory rate due to a $208 million charge for valuation allowances on foreign tax credit carryforwards that are more likely than not to expire unused due to recent net operating loss carrybacks under new legislation. The new legislation extended the net operating loss carryback period from two to five years. However, since the net operating loss carryforward provisions were not coupled with foreign tax credit carryforward relief, the additional allowances were required. This change in the tax legislation resulted in Lucent receiving a tax refund of $616 million in April 2002. Also impacting the effective tax benefit rate, were non-deductible goodwill amortization and valuation allowances on certain state net operating loss carryforwards, offset in part by research and development tax credits and a low effective tax rate on the non-U.S. portion of the gain realized from the sale of our billing and customer care business.

The effective tax benefit rate on a year to date basis approximated the U.S. statutory rate due to the items noted above, offset by a $60 million favorable tax settlement and the tax impact from the gain on the sale of our optical fiber business which had a low effective tax rate due to differences in the book and tax basis of the assets sold.

The effective tax benefit rates for the three and six months ended March 31, 2001, were lower than the U.S. statutory rate primarily from the impact of non-tax deductible goodwill amortization and certain non-tax deductible charges for business restructuring and related asset impairments on the pre-tax loss, offset in part by research and development tax credits.

20                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Loss from Continuing Operations

As a result of the above, loss from continuing operations and loss per common share amounts are as follows (amounts in millions, except per share amounts):

                                                       Three months ended March 31,      Six months ended March 31,
                                                    ---------------------------------  -------------------------------
                                                          2002              2001            2002             2001
                                                    --------------   ----------------  -------------  ----------------
    Loss from continuing operations                      $  (595)           $(3,388)       $(1,018)          $(4,963)
    Basic and diluted loss per common share from
      continuing operations                              $ (0.19)           $ (1.00)       $ (0.32)          $ (1.46)

    Weighted average number of common shares
      outstanding - basic and diluted                    3,422.6            3,400.8        3,419.4           3,394.0

Other

The income (loss) from discontinued operations during the three and six months ended March 31, 2002 relates to revised estimates of our share of the expected loss on disposal of Agere Systems, Inc. ("Agere") through the planned spin-off date of June 1, 2002. The loss from discontinued operations during the three and six months ended March 31, 2001 relates to Agere and our power systems business (see Note 3 to the unaudited consolidated financial statements).

During the six months ended March 31, 2001, we realized an extraordinary gain of $1.2 billion, net of a $762 million tax provision, or $0.34 per basic and diluted share, from the sale of our power systems business.

Effective October 1, 2000, we recognized a net $38 million charge for the cumulative effect of certain accounting changes. This comprised a $30 million earnings credit ($0.01 per basic and diluted share) from the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and a $68 million charge to earnings ($0.02 per basic and diluted share) from the adoption of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements".


RESULTS OF OPERATIONS BY SEGMENT - THREE AND SIX MONTHS ENDED MARCH 31, 2002 VERSUS THREE AND SIX MONTHS ENDED MARCH 31, 2001

INS

The following table presents external revenues, U.S. and non-U.S., and operating loss (dollars in millions):

                                     Three months ended March 31,                   Six months ended March 31,
                               -----------------------------------------    --------------------------------------------
                                 2002          2001          % change          2002            2001          % change
                               ---------    ------------    ------------    ------------    ------------    ------------
U.S.                               $987          $2,281         (56.7%)          $2,005          $3,649         (45.1%)
Non-U.S.                            805           1,259         (36.1%)           1,670           2,341         (28.7%)
                               ---------    ------------                    ------------    ------------
Total INS revenues               $1,792          $3,540         (49.4%)          $3,675          $5,990         (38.6%)
                               =========    ============                    ============    ============
Operating loss                   $(442)        $(1,501)         (70.6%)        $(1,351)        $(2,954)         (54.3%)
                               =========    ============                    ============    ============

During the three and six month periods ended March 31, 2002, INS revenues declined as compared with the prior interim fiscal year periods by 49% and 39%. The declines resulted from continuing reductions and delays in capital spending by large service providers and were reflected in all product lines and geographic regions, except for China. The most significant declines were in the U.S., especially with large service providers. Our five largest customers represented about 45% of INS revenues during the six months ended March 31, 2002 and about 60% of the revenue decline compared with the prior year interim period. The deterioration of credit-worthiness or financial condition of certain service providers also adversely affected revenues, although to a much lesser degree.

During the current quarter, the operating loss as compared with the prior fiscal year period declined by approximately $1.1 billion to $442 million. This improvement was driven by lower operating expenses of $1.4 billion, partially offset by lower gross margin of $328 million. The gross margin rates declined slightly primarily due to significantly lower sales volume, partially offset by lower inventory related charges and cost reductions. The $1.4 billion reduction in operating expenses resulted from $639 million of lower provisions for bad debts and customer financing and $748 million of lower expenses, primarily due to headcount reductions and less discretionary spending. The higher provisions for bad debts and customer financing in the prior year interim period was primarily related to significant charges incurred for amounts due from Winstar.

21                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


During the six-month period ended March 31, 2002, the operating loss declined as compared with the prior fiscal year period by $1.6 billion to an operating loss of approximately $1.4 billion. The improvement was due to significantly lower operating expenses of approximately $2.0 billion, partially offset by lower gross margin of $379 million. The reasons for the slight decline in gross margin and the reduction in operating expenses were similar to those described above for the current quarter. Provisions for bad debts and customer financing were lower by $537 million due to the significant charges incurred for amounts due from Winstar in the prior year interim period.

Mobility

The following table presents external revenues, U.S. and non-U.S., and operating income (loss) (dollars in millions):

                                        Three months ended March 31,                 Six months ended March 31,
                                   -----------------------------------------    ----------------------------------------
                                     2002           2001         % change         2002          2001         % change
                                   ----------     ----------    ------------    ----------   -----------    ------------
U.S.                                  $1,347         $1,262            6.7%        $2,419       $ 2,146           12.7%
Non-U.S.                                 232            258           (10.1%)         628           563           11.5%
                                   ----------     ----------                    ----------   -----------
Total Mobility revenues               $1,579         $1,520            3.9%        $3,047       $ 2,709           12.5%
                                   ==========     ==========                    ==========   ===========
Operating income (loss)                 $190         $(145)          231.0%          $ 31          $(481)        106.4%
                                   ==========     ==========                    ==========   ===========

During the three and six month periods ended March 31, 2002, Mobility revenues as compared with the prior fiscal year periods increased by 4% and 13%. The increases resulted from growth in CDMA products and services to certain U.S. service providers as they build out their wireless networks. Our five largest customers represented about 75% of Mobility revenues during the six months ended March 31, 2002 and substantially all of the revenue increase compared with the prior year interim period. The increase in non-U.S. revenues for six months ended March 31, 2002 resulted from higher revenues in China, partially offset by reductions in the Asia Pacific region primarily due to a loss of revenues from One-Tel Corp. in fiscal year 2002, which went into receivership during 2001.

During the current quarter, operating income improved as compared with the prior fiscal year period by $335 million to $190 million. This improvement was primarily driven by higher gross margin of $267 million and lower operating expenses of $68 million. The gross margin rates increased signifcantly due to higher sales volume, lower inventory and warranty-related charges and cost reductions. The $68 million reduction in operating expenses resulted from headcount reductions and less discretionary spending, partially offset by higher provisions for bad debts and customer financing of $118 million.

During the six-month period ended March 31, 2002, operating income improved as compared with the prior fiscal year interim period by $512 million to $31 million. The improvement was driven by higher gross margin of $293 million and lower operating expenses of $219 million, despite an increase of $123 million for provisions for bad debts and customer financing. The reasons for the higher gross margin and reduction in operating expenses were similar to those described above for the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow for the six months ended March 31, 2002

Net cash used in operating activities

Net cash used in operating activities was $472 million for the six months ended March 31, 2002. This primarily resulted from a loss from continuing operations (adjusted for non-cash items) of $557 million and changes in other operating assets and liabilities of $2.3 billion, partially offset by a reduction in working capital requirements of $2.4 billion. The reduction in working capital, which includes changes in receivables, inventories and contracts in process and accounts payable primarily resulted from the $1.6 billion decrease in sales volume during the current quarter compared to the fourth quarter of fiscal year 2001. The most significant reduction in working capital was a $1.4 billion decrease in receivables. Consistent with the decrease in receivables during the six-month period, the average receivable days sales outstanding decreased from 80 days at September 30, 2001 to 77 days at March 31, 2002. Improvements in inventory and contracts in process resulted from our continued efforts to streamline inventory supply chain operations and higher billings for our long-term contracts. The changes in other operating assets and liabilities include cash outlays under our restructuring program of $593 million and various other changes, including a reduction in other operating assets and liabilities due to changes in sales volume, and increases in tax refund receivable and notes receivables under our customer financing program.

Net cash provided by investing activities

The net cash provided by investing activities of $2.3 billion for the six months ended March 31, 2002, was primarily from the $2.1 billion of cash proceeds received from the sale of our optical fiber business and approximately $400 million of cash proceeds from other business dispositions

22                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


(see "Business dispositions and asset sales"). These proceeds were partially offset by capital expenditures of $199 million.

Net cash provided by financing activities

Net cash provided by financing activities of $589 million for the six months ended March 31, 2002 was primarily due to the $1.75 billion in proceeds received from the sale of trust preferred securities (see Note 6 to the unaudited consolidated financial statements), partially offset by repayments under our credit facilities of $1.0 billion and preferred dividend payments of $73 million.

Cash Requirements

Our cash requirements over the next twelve months are primarily to fund:

o    operations, including spending on R&D;
o    restructuring requirements;
o    capital expenditures;
o capital requirements in connection with our existing customer financing commitments; and
o    debt service and preferred dividend requirements.

Restructuring

Under our restructuring program we:

o compared to our first fiscal quarter of 2001, achieved our objective to reduce our annual operating expense run rate by $4.0 billion;
o compared to our first fiscal quarter of 2001, achieved 95% of our objective to reduce working capital (defined as the change in receivables and inventory adjusted for non-cash charges and asset securitizations, and normalized for the change in quarterly sales) by $4.0 billion; and
o expect to reduce our capital expenditures to $750 million or less during fiscal year 2002.

Cash requirements under the restructuring program are expected to be approximately $2.0 billion, of which approximately $1.1 billion was paid through March 31, 2002, with the majority of the remainder to be paid by the end of fiscal year 2002.

We expect to substantially complete the restructuring program by the end of fiscal year 2002. If implemented in the manner and on the timeline we intend, we expect to realize the full benefits of our restructuring program by the end of fiscal year 2002. However, we cannot assure you that our restructuring program will achieve all of the cost and expense reductions and other benefits we anticipate or on the timetable contemplated.

Customer finance commitments

The following table presents our customer financing commitments at March 31, 2002 and September 30, 2001 (dollars in billions):

                                            March 31, 2002                                 September 30, 2001
                              -------------------------------------------     --------------------------------------------
                               Total loans                                     Total loans
                                   and                                             and
                               guarantees        Loans       Guarantees        guarantees        Loans        Guarantees
                              --------------  ------------  -------------     --------------  ------------   -------------
   Drawn commitments                  $ 1.2         $ 1.0          $ 0.2              $ 3.0         $ 2.6            $0.4
   Available but not drawn              0.8           0.8              -                1.4           1.4               -
   Not available                        0.2           0.2              -                0.9           0.6             0.3
                              --------------  ------------  -------------     --------------  ------------   -------------
   Total commitments                   $2.2          $2.0           $0.2               $5.3         $ 4.6            $0.7
                              ==============  ============  =============     ==============  ============   =============

Some of our customers worldwide require their suppliers to arrange or provide long-term financing for them as a condition of obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to more than a billion dollars. We use a disciplined credit evaluation and business review process that takes into account the credit quality of individual borrowers and their related business plans, as well as market conditions. We consider requests for financing on a case-by-case basis and offer financing only after careful review. As market conditions permit, our intention is to sell or transfer these long-term financing arrangements, which may include both commitments and drawn-down borrowings, to financial institutions and other investors. This enables us to reduce the amount of our commitments and free up additional financing capacity. As part of the revenue recognition process, we determine whether the notes receivable under these contracts are reasonably assured of collection based on various factors, including our ability to sell these notes. Deterioration in the credit quality of our customers may further increase our capital needs if we are unable to sell the notes representing existing customer financings or to transfer future funding commitments to financial institutions and investors on acceptable terms and in the expected

23                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


timeframes. We expect that approximately $500 million of the $1.0 billion undrawn commitments at March 31, 2002 may be drawn during the remainder of fiscal year 2002, $300 million to $400 million in fiscal year 2003 and the rest will likely expire undrawn. In addition, our capital needs associated with customer financing may increase if our ability to sell the notes representing existing customer financing, or transfer future funding commitments, on acceptable terms to financial institutions and investors is limited by a deterioration in the credit quality of the customers to which we have extended financing.

In September 2000, we and a third party created a non-consolidated Special Purpose Trust ("Trust") for the purpose of allowing us from time to time to sell on a limited-recourse basis customer finance loans and receivables ("Loans") at any given point in time. Due to our credit downgrade in February 2001, we are unable to sell additional Loans to the Trust. As of March 31, 2002, the Trust held approximately $350 million of customer financing loans and receivables.

As part of our credit process we monitor the drawn and undrawn commitments and guarantees of debt to our customers. Customers are reviewed on a quarterly or annual basis depending upon their risk profile. As part of our review, we assess the customer's short-term and long-term liquidity position, current operating performance versus plan, execution challenges facing the company, changes in competitive landscape, industry and macroeconomic conditions, and changes in management and sponsors. Depending upon the extent of any deterioration of a customer's credit profile or non-compliance with our legal documentation, we undertake actions that could include canceling the commitment, compelling the borrower to take corrective measures, and increasing efforts to mitigate potential losses. These actions are designed to mitigate unexpected events that could have an impact on our future results of operations and cash flows; however, there can be no assurance that this will be the case. Adverse industry conditions have negatively affected the creditworthiness of several customers that participate in our customer-financing program. The decrease in the drawn and total commitments from September 30, 2001 was primarily due to the removal of approximately $1 billion of fully reserved accounts, sales of loans and cancellations, partially offset by draw-downs. Reserves associated with total drawn commitments, including guarantees, were approximately $700 million reflecting a net exposure of approximately $500 million.

Our overall customer financing exposure, coupled with a continued decline in telecommunications market conditions, negatively affected results of operations and cash flows in fiscal year 2001 and has continued through the first half of fiscal year 2002. We will continue to provide or commit to financing, on a more limited basis, where appropriate for our business. Our ability to arrange or provide financing for our customers will depend on a number of factors, including our capital structure, credit rating and level of available credit, and our continued ability to sell or transfer commitments and drawn-down borrowings on acceptable terms. Due to recent economic uncertainties and reduced demand for financings in capital and bank markets, we may be required to continue to hold certain customer financing obligations for longer periods prior to the sale to third-party lenders. In addition, specific risks associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks have required us to hold certain customer financing obligations and retain the related credit risk over a longer term. Any unexpected developments in our customer financing arrangements could negatively affect revenue, results of operations and cash flows in the future. In addition, we may be required to record additional reserves related to customer financing in the future.

Debt service and preferred dividend requirements

Debt service primarily represents interest payments on our short and long-term debt and trust preferred securities. Preferred dividend requirements represent payments on our redeemable convertible preferred stock. We expect these requirements over the next twelve months to be in the range of $500 million to $600 million.

Sources of Cash

We expect to fund our cash requirements over the next twelve months through a combination of the following sources:

     o    cash and cash equivalents as of March 31, 2002;

     o    federal tax refund of $616 million, which was received in April 2002;

     o    available credit under our credit facility (see Credit facility);

     o    business dispositions and asset sales;

     o    capital market transactions; and

     o    accounts receivable securitization facility.

Our net liquidity was approximately $6.3 billion on March 31, 2002, which consisted of cash and cash equivalents of $4.8 billion and availability under our credit facility of $1.5 billion. As of March 31, 2002, no amounts were outstanding under our credit facility.

24                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION




Credit facility

As a result of undertaking certain debt reduction transactions and generating funds from certain specified non-operating sources, the total lending commitment under our credit facility was reduced to $1.5 billion. Future transactions will not result in a further reduction of our lending commitment.

The credit facility is secured by liens on substantially all of our assets, including the pledge of Agere stock owned by us. Our ability to access our credit facility is subject to our compliance with its terms and conditions, including financial covenants. These financial covenants require us to have minimum earnings before interest, taxes, depreciation, amortization and certain other items ("EBITDA") and minimum net worth (each as defined under the credit facility) measured at the end of each fiscal quarter. As of March 31, 2002, we were in compliance with these covenants, however, we are required to sustain and/or improve our financial performance in future quarters to remain in compliance. For example, from the third fiscal quarter of 2002 through the first fiscal quarter of 2003, we are required to meet or exceed quarterly EBITDA levels of $50 million of EBITDA loss, $150 million of positive EBITDA and $250 million of positive EBITDA. A continued downturn in our principle markets could make it more difficult for us to satisfy these requirements, which could result in a default under our credit facility. In addition, in the event a subsidiary, including Agere prior to the spin-off, defaults on its debt, as defined in its credit facility, it would constitute a default under our credit facility. As of March 31, 2002, Agere was in compliance with its covenants.

We cannot resume payment of dividends on our common stock unless we achieve certain credit ratings or EBITDA levels and no event of default exists under the credit facility. Payment of dividends on our common stock is limited to the rate of dividends paid prior to the discontinuation of the cash dividend. We are permitted to pay cash dividends on our convertible preferred stock and distributions on our convertible trust preferred securities if no event of default exists under the credit facility.

Our credit facility matures in February 2003. We expect to replace this facility prior to maturity, however, we cannot assure you that we will be able to do so on acceptable terms for the same amount or at all.

Capital market transaction

On March 19, 2002, we sold 1,750,000 of 7.75% cumulative convertible trust preferred securities for an aggregate amount of $1.75 billion. Fees paid in connection with this transaction were approximately $46 million. We intend to use the net proceeds for general corporate purposes, which over time may be used to fund certain items discussed in "Cash requirements", however, we do not currently anticipate using a significant amount of these proceeds to satisfy these cash requirements in the near term. We invested the net proceeds in investment grade, interest-bearing securities. For additional information on the sale, see Note 6 to the unaudited consolidated financial statements.

Business dispositions and asset sales

The following summarizes the significant dispositions during the current fiscal year. These dispositions are not expected to have a significant impact on our future results of operations except for the sale of OFS, which had revenues and pretax income of $2 billion and $541 million, respectively, during fiscal year 2001.

On November 16, 2001, we completed the sale of OFS to The Furukawa Electric Co., Ltd. for $2.3 billion, $173 million of which was paid to us in CommScope, Inc. common stock. In addition, we entered into an agreement on July 24, 2001 to sell two China-based joint ventures -- Lucent Technologies Shanghai Fiber Optic Co., Ltd. and Lucent Technologies Beijing Fiber Optic Cable Co., Ltd. -- to Corning Incorporated for $225 million. This transaction, which is subject to U.S. and foreign governmental approvals and other customary closing conditions, is expected to close by the end of the third quarter of fiscal year 2002.

On December 3, 2001, we completed the sale of our voice enhancement and echo cancellation business to NMS Communications for $60 million in cash.

On December 21, 2001, we created a new venture capital partnership named New Venture Partners II LP with Coller Capital of London, an international specialist investment manager. Under the terms of the agreement, we sold approximately 80% of our equity stake in our former New Ventures Group business to Coller Capital for $93 million in cash.

On February 28, 2002, we completed the sale of our billing and customer care business to CSG Systems International, Inc. for approximately $260 million in cash, subject to certain post closing purchase price adjustments.

On March 28, 2002, we announced that Solectron Corporation has agreed to pay us approximately $125 million for certain equipment and inventory at our manufacturing operations at North Andover, Massachusetts. We also expect to sign a three-year manufacturing supply agreement for

25                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


optical line systems with Solectron. The transaction is expected to close in the third fiscal quarter of 2002, and is subject to customary closing conditions, including regulatory approvals. As we continue to expand the use of outsourcing arrangements for the manufacture of some of our products, both domestically and internationally, we may enter into additional sales of manufacturing operations with contract manufacturers during fiscal year 2002.

On November 6, 2001, we announced our intention to sell the enterprise professional services portion of our services business.

Accounts receivable securitization facility

At March 31, 2002, $136 million was outstanding under our $500 million securitization facility that expires in June 2004. However, continued availability of this facility is contingent on the annual renewal of certain bank commitments to fund incremental purchases under certain circumstances. Our ability to obtain additional proceeds depends upon a combination of factors, including our credit ratings and increasing the level of our eligible accounts receivable available for securitization. As of March 31, 2002, the total ownership rights in the receivables (undivided interest) in the securitization were collateralized by $1.2 billion of accounts receivable.

Future capital requirements

We believe our cash and cash equivalents on hand, availability under our credit facility and other planned sources of liquidity are currently sufficient to meet our requirements over the next twelve months. We cannot assure you, however, that these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than we currently expect. As market conditions permit, we may raise additional capital, which would include raising funds through equity or debt offerings. In addition, our credit facility matures in February 2003. Although we expect to replace this facility prior to maturity, we cannot assure you that we will be able to do so on acceptable terms for the same amount or at all. If our sources of liquidity are not available or if we cannot generate positive cash flow from operations, we might be required to obtain additional sources of funds through additional operating improvements, asset sales and financing from third parties or a combination thereof. Although we believe that we have the ability to take these actions, we cannot assure you that these additional sources of funds, if available, would have reasonable terms.

Credit ratings

Our credit ratings as of May 14, 2002 are as follows:


                                                                           Trust
                                Long-term          Convertible            preferred
                                  debt           preferred stock          securities           Last update
                              --------------     ----------------      ---------------    ---------------------
Rating Agency
Standard & Poor's               B+  (s)               CCC+                  CCC+             March 12, 2002
Moody's                         B2  (n)               Caa2                  Caa1             March 22, 2002
Fitch                           BB- (n)                B                     B               March 12, 2002

---------
(s)      Ratings outlook is stable.
(n)      Ratings outlook is negative.

Our credit ratings remain below investment grade. As a result of past downgrades, we no longer have the ability to participate in the commercial paper market and are unable to sell trade and notes receivables to the Trust (see Customer finance commitments). In addition, a credit downgrade affects our ability to enter into and maintain certain contracts on favorable terms, and increases our cost of borrowing. We cannot assure you that our credit ratings will not be reduced in the future by Standard & Poor's, Moody's or Fitch.

Agere Spin-Off Update

As of March 31, 2002, we satisfied all of the financial conditions and covenants to complete the spin-off of Agere. Our board of directors approved a distribution of Agere shares to Lucent's common shareowners, which is planned for June 1, 2002, to the holders of Lucent common stock as of the close of business on May 3, 2002, the record date for the distribution. On the distribution date of June 1, 2002, each Lucent common shareowner will receive ..0108 of a share of Agere's Class A common stock and .2646 of a share of Agere's Class B common stock for each share of Lucent common stock held on the record date of May 3, 2002. The pro rata distribution will reduce our shareowners' equity by approximately $1 billion.

We have received a private letter ruling from the Internal Revenue Service holding that the distribution of our shares of Agere common stock to our shareowners in the spin-off and to holders of our debt in the debt for equity exchange will be tax-free to our shareowners and us. The effectiveness of the ruling is conditioned on completion of the spin-off by June 30, 2002, unless that date is extended by the Internal Revenue Service in a supplemental ruling.

26                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Letters of Credit

Letters of credit are purchased guarantees that ensure Lucent's performance or payment to third parties in accordance with specified terms and conditions, which amounted to $784 million and $900 million at March 31, 2002 and September 30, 2001, respectively.

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

We have not changed our foreign exchange risk management strategy since the year ended September 30, 2001. However, we have modified our policy to no longer designate certain freestanding foreign currency derivatives as hedging instruments for accounting purposes against our intercompany and external foreign-currency-denominated loans. We will continue to hedge all types of foreign currency risk to preserve our economic cash flows but generally do not expect to designate related derivative instruments as hedges under current accounting standards for cost/benefit reasons unless the benefits of doing so are material. We are currently in the process of further centralizing the foreign exchange and liquidity management needs of many of our operating subsidiaries under the model of an in-house bank. While this implementation would not change the fundamental objective of our foreign currency risk management policy, it is expected to yield benefits by way of economic efficiency, process efficiency and improved visibility of financial flows.

Interest Rate Risk

We use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments and, to a lesser extent, interest rate swaps to manage the interest rate mix of our total debt portfolio and related cash flows. To manage this mix in a cost-effective manner, we, from time to time, may enter into interest rate swap agreements in which we agree to exchange various combinations of fixed and/or variable interest rates based on agreed-upon notional amounts. We had no interest rate swap agreements in effect at March 31, 2002. The objective of maintaining the mix of fixed and floating rate debt is to mitigate the variability of cash flows resulting from interest rate fluctuations as well as reduce the cash flows attributable to debt instruments. Our portfolio of customer finance notes receivable predominantly comprises variable-rate notes at LIBOR plus a stated percentage and subjects us to variability in cash flows and earnings for the effect of changes in LIBOR. We do not enter into derivative transactions on our cash equivalents and short-term investments, since their relatively short maturities do not create significant risk.

We have not changed our interest rate risk management strategy since September 30, 2001 and do not foresee or expect any significant changes in our exposure to interest rate fluctuations, but we are considering expanding the use of interest rate swaps in the near future on our debt obligations.

27                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Equity Price Risk

Our investment portfolio consists of equity investments accounted for under the cost and equity methods as well as equity investments in publicly-held companies that are classified as available-for-sale. These available-for-sale securities are exposed to price fluctuations and are generally concentrated in the high-technology and the telecommunications industries, many of which are small capitalization stocks. At March 31, 2002, the fair value of one available-for-sale security totaled $151 million out of a total available-for-sale portfolio of $186 million. Due to the continued weak economic conditions in the technology sector, we may, from time to time, record impairment losses and write down the carrying value of certain equity investments when the declines in fair value are other than temporary. The impairment losses recorded were $36 million and $58 million for the three months and six months ended March 31, 2002, respectively. We generally do not hedge our equity price risk and as of March 31, 2002, we had no outstanding hedge instruments for our equity price risk, but we are considering expanding the use of hedging instruments on certain securities in the near future.


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


FORWARD-LOOKING STATEMENTS AND RISKS RELATED TO OUR BUSINESS

This quarterly report on Form 10-Q and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as 'expects,' 'anticipates,' 'targets,' 'goals,' 'projects,' 'intends,' 'plans,' 'believes,' 'seeks,' 'estimates,' variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this Form 10-Q, whether as a result of new information, future events, changes in assumptions, or otherwise.

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

IF THE TELECOMMUNICATIONS MARKET DOES NOT IMPROVE, OR IMPROVES AT A SLOWER PACE THAN WE ANTICIPATE, OUR RESULTS OF OPERATIONS WILL CONTINUE TO SUFFER.

During fiscal year 2001, the global telecommunications market deteriorated, reflecting a significant decrease in the competitive local exchange carrier market and a significant reduction in capital spending by established service providers. This trend has continued during the first and second fiscal quarters of 2002 and is expected to continue at least throughout calendar 2002. As a result, our sales and results of operations have been adversely affected.

If capital investment levels continue to decline, or if the telecommunications market does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. In addition, if the volume of our sales and products mix does

28                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


not improve, our gross margin percentage may not improve as much as we expect, resulting in lower than expected results of operations.

The significant slowdown in capital spending in our target markets has created uncertainty as to the level of demand in those markets. In addition, the level of demand can change quickly and can vary over short periods of time, including from month to month. As a result of the uncertainty and variations in our markets, accurately forecasting future results, earnings and cash flow is increasingly difficult.

WE INCURRED A NET LOSS IN FISCAL YEAR 2001 AND IN THE FIRST AND SECOND FISCAL QUARTERS OF 2002 AND MAY CONTINUE TO INCUR NET LOSSES IN THE FUTURE; IF WE CONTINUE TO INCUR NET LOSSES, WE MAY BE UNABLE TO COMPLY WITH OUR DEBT COVENANTS.

If our customers' spending does not increase or if we fail to generate the benefits we seek from our shift in strategic direction and restructuring program, our revenues may continue to decline, we may be unable to recover our deferred tax assets and we may not be able to return to and maintain profitability. In such event, we will have difficulty complying with our debt covenants and conditions, including the provisions under our credit facility that require us to achieve certain quarterly levels of EBITDA and minimum net worth (each as defined under the credit facility). A breach of our debt covenants could result in a default under our credit facility, which could have an adverse effect on our liquidity.

OUR STRATEGIC DIRECTION AND RESTRUCTURING PROGRAM MAY NOT YIELD THE BENEFITS WE EXPECT AND COULD EVEN HARM OUR FINANCIAL CONDITION, REPUTATION AND PROSPECTS.

In connection with implementing our new strategic direction and restructuring program, we have, and are in the process of, exiting certain product lines, outsourcing the manufacturing of certain of our products, selectively disposing of certain of our businesses and facilities, reducing the number of countries in which we operate, and significantly reducing our work force. These activities may not yield the benefits we expect, raise product costs, delay product production and service delivery, result in or exacerbate labor disruptions and labor-related legal actions against us, and create inefficiencies in our business.

Our strategic direction and restructuring program may also give rise to unforeseen costs, which could wholly or partially offset any expense reductions or other financial benefits we attain as a result of the changes to our business. In addition, if the markets for our products do not improve, we will take additional restructuring actions to address these market conditions. Any such additional actions could result in additional restructuring charges.

WE HAVE SUBSTANTIAL CASH REQUIREMENTS AND MAY REQUIRE ADDITIONAL SOURCES OF FUNDS IF OUR SOURCES OF LIQUIDITY ARE UNAVAILABLE OR INSUFFICIENT TO SATISFY THESE REQUIREMENTS. WE CANNOT ASSURE YOU THAT THE ADDITIONAL SOURCES OF FUNDS WOULD BE AVAILABLE OR AVAILABLE ON REASONABLE TERMS.

We have substantial cash requirements in connection with our operations, capital expenditures, restructuring and customer financing programs, debt service obligations and, if we elect to pay such dividends or redemptions in cash, preferred stock dividend requirements and redemptions. In addition, new product development, which is key to the success of our business, is capital intensive. If the cash we generate from our operations or that we can access under our credit facility or from our other sources is not available when needed or is insufficient to satisfy our requirements, we may require additional sources of funds.

Our credit facility matures in February 2003. While we expect to be able to replace our credit facility prior to maturity, we cannot assure you that we will be able to do so on acceptable terms for the same amount or at all. We also cannot assure you that any required additional sources of funds would be available or available on reasonable terms. If we do not generate sufficient amounts of capital to meet our cash requirements at the times and on the terms required by us, our business will likely be adversely affected.

OUR CREDIT FACILITY IMPOSES SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS ON US, AND IN THE EVENT THAT WE DEFAULT UNDER OUR CREDIT FACILITY, ANY OF OUR OUTSTANDING BORROWINGS UNDER THE CREDIT FACILITY WOULD BECOME IMMEDIATELY DUE AND PAYABLE.

Our credit facility imposes operating and other restrictions on us and on many of our subsidiaries. The credit facility also requires us to have minimum earnings before interest, taxes, depreciation, amortization and certain other items (EBITDA) and net worth (each defined under the credit facility) measured at the end of each fiscal quarter. Our credit facility matures in February 2003 and we may in the future enter into new credit facilities or other transactions that impose similar or even more stringent restrictions and financial tests. Our ability to meet those financial tests is dependent upon a variety of factors, many of which are beyond our control. There can be no assurance that we will be able to comply with the restrictions and financial tests of our credit facility, any new credit facilities, or other transactions.

The restrictions contained in our credit facility or any new credit facility could limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our

29                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


activities or business plans and adversely affect our ability to finance operations, strategic acquisitions, investments or alliances or to engage in other business activities that would be in our interest. Some of the current financial tests in our credit facility require improving financial performance by us over time. A continuing downturn in our principal markets could make it more difficult for us to satisfy these financial tests. A breach of any of the restrictive covenants or our inability to comply with the required financial tests could result in a default under the credit facility. In addition, a default by any of our subsidiaries, including Agere prior to the date of the spin-off, of indebtedness in excess of $100 million would constitute a default under the credit facility. If any such default occurs, the lenders under the credit facility may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The lenders will also have the right in these circumstances to terminate any commitments they have to provide further borrowings, which would reduce the liquidity available to us.

OUR CREDIT RATINGS MAY BE REVIEWED FOR DOWNGRADE, PUT ON CREDIT WATCH OR DOWNGRADED, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Declines in our credit ratings have resulted in increased costs on certain of our credit facility and other financing arrangements. In addition, we have experienced reduced access to credit markets and declines in the price of Lucent common stock. We cannot assure you that our credit ratings will not be reduced in the future by Moody's, S&P, Fitch or any other ratings agency.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY. OUR FAILURE TO COMPETE EFFECTIVELY WOULD HARM OUR BUSINESS.

The industry in which we operate is highly competitive and we expect that the level of competition on pricing and product offerings will intensify as equipment manufacturers seek to strengthen their relationships with large service providers and as the telecommunications industry undergoes consolidation. The factors that could impact our ability to compete successfully in the industry include: the quality, performance, reliability, mix and market acceptance of our products; market acceptance of our competitors' products; efficiency and quality of the production and implementation of our products; and our customer support and reputation.

We have a number of existing competitors, some of whom are very large with substantial technological and financial resources and brand recognition. In addition, new competitors may enter the industry as a result of shifts in technology. These new competitors, as well as existing competitors, may include entrants from the telecommunications, computer software, data networking, and semiconductor industries. We cannot assure you that we will be able to compete successfully against existing or future competitors. Competitors may be able to offer lower prices, additional or a more attractive mix of products or services, or services or other incentives that we cannot match or do not offer. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential customers, employees, and strategic partners. Because we have a unionized workforce at some locations and many of our main competitors are not unionized to the same extent, or at all, our costs may be higher and our profitability may be lower than those competitors. In addition, because we may have less liquidity and a more limited access to the capital markets as a result of our credit ratings than some of our competitors, these competitors may be better positioned to withstand a prolonged downturn in the industry or in the economy as a whole.

A LIMITED NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES, PROFITABILITY, AND CASH FLOW.

We rely on a limited number of large customers to provide a substantial portion of our revenues. These customers include: AT&T, AT&T Wireless, BellSouth, Cingular, SBC, Sprint, Verizon and Verizon Wireless. A reduction, delay or cancellation of orders from one or more of our significant customers or the loss of one or more significant customers in any period could have an adverse effect on our revenues, profitability and cash flow. For example, certain of our U.S. based Mobility customers are considering alternatives to our Time Division Multiple Access technology.

As part of our strategic direction, we are targeting our products and services to the world's largest service providers. In addition, the telecommunications industry has recently experienced a consolidation of both United States and non-United States companies. As a result of these factors, it is likely that in fiscal year 2002 and subsequent years an even greater percentage of our revenues will be attributable to a limited number of large service providers than in years past. Larger than expected decreases in spending by these large service providers, or a loss of any of them as a customer, could have an adverse effect on our revenues, profitability and cash flow.

30                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


WE ARE EXPOSED TO THE CREDIT RISK OF OUR CUSTOMERS AS A RESULT OF OUR CUSTOMER FINANCING ARRANGEMENTS AND ACCOUNTS RECEIVABLES.

Our customer financing arrangements and accounts receivable make us vulnerable to downturns in the economy and the industry in general, and to adverse changes in our customers' businesses in particular. Many of the customers to whom we provide funding or with whom we have contracts have been negatively affected by the continued softening in the telecommunications market, and some have filed for bankruptcy or been declared insolvent. As a result, we wrote-off certain customer financings and receivables and sold others at significant discounts. We also recorded reserves or write-offs in our financial statements and may have to record additional reserves or write-offs in the future. Deterioration in the credit quality of our customers may further increase our capital needs if we are unable to sell the notes representing existing customer financings or to transfer future funding commitments to financial institutions and investors on acceptable terms and in the expected timeframes.

WE HAVE DEVELOPED OUTSOURCING ARRANGEMENTS FOR THE MANUFACTURE OF SOME OF OUR PRODUCTS. IF THESE THIRD PARTIES FAIL TO DELIVER QUALITY PRODUCTS AND COMPONENTS AT REASONABLE PRICES ON A TIMELY BASIS, WE MAY ALIENATE SOME OF OUR CUSTOMERS AND OUR REVENUES, PROFITABILITY AND CASH FLOW MAY DECLINE.

As part of our strategic direction, we are increasing our use of contract manufacturers as an alternative to our own manufacture of products. If, in implementing this initiative, we are unable to identify contract manufacturers willing to contract with us on competitive terms and to devote adequate resources to fulfill their obligations to us, or if we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We may also experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement, or maintain manufacturing methods appropriate for our products and customers.

If any of these risks is realized, our revenues, profitability and cash flow may decline. In addition, as we come to rely more heavily on contract manufacturers, we may have fewer personnel resources with expertise to manage problems that may arise from these third party arrangements.

WE HAVE LONG-TERM SALES AGREEMENTS WITH A NUMBER OF OUR LARGE CUSTOMERS. SOME OF THESE AGREEMENTS MAY PROVE UNPROFITABLE AS OUR COSTS AND PRODUCT MIX SHIFT OVER THE LIFE OF THE AGREEMENT.

We have entered into long-term sales agreements with a number of our large customers. Some of these sales agreements require us to sell products and services at fixed prices over the life of the agreement, and some require us to sell products and services that we would otherwise discontinue, thereby diverting our resources from the development of more profitable or strategically important products. The costs we incur in fulfilling certain of our sales agreements may vary substantially from our initial cost estimates. Any cost overruns that we cannot pass on to our customers could adversely affect our results of operations by reducing or eliminating our profit margins.

IF WE FAIL TO MAINTAIN A PRODUCT MIX THAT IS ATTRACTIVE TO OUR CUSTOMERS, ENHANCE OUR EXISTING PRODUCTS AND KEEP PACE WITH TECHNOLOGICAL ADVANCES IN OUR INDUSTRIES OR IF WE PURSUE TECHNOLOGIES THAT DO NOT BECOME COMMERCIALLY ACCEPTED, CUSTOMERS MAY NOT BUY OUR PRODUCTS AND OUR REVENUES, PROFITABILITY AND CASH FLOW MAY BE ADVERSELY AFFECTED.

The demand for our products can change quickly and in ways that we may not anticipate because markets for our principal products are characterized by: rapid, and sometimes disruptive, technological developments; evolving industry and certification standards; frequent new product introductions and enhancements; changes in customer requirements and a limited ability to accurately forecast future customer orders; evolving methods of building and operating communications systems for our service provider and other customers; and short product life cycles with declining prices over the life cycle of a product.

Our operating results depend, to a significant extent, on our ability to maintain a product mix that is attractive to our customers, enhance our existing products and continue to successfully introduce new products on a timely basis. New technological innovations generally require a substantial investment before any assurance is available as to their commercial viability, including, in some cases, certification by United States and non-United States standards-setting bodies.

If we fail to make sufficient investments or we focus on technologies that do not become widely adopted, new technologies could render our current and planned products obsolete, resulting in the need to change the focus of our research and development and our product strategies. This will disrupt our business significantly. Even if we develop the appropriate technology, we may not bring our products successfully or timely to market or achieve market acceptance of them. Being one of the first to make products available is important to the success of a new product, and any delays in bringing a new product to market could have a negative effect on our results of operations.

31                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



MANY OF OUR CURRENT AND PLANNED PRODUCTS ARE HIGHLY COMPLEX AND MAY CONTAIN DEFECTS OR ERRORS THAT ARE DETECTED ONLY AFTER DEPLOYMENT IN COMMUNICATIONS NETWORKS; IF THAT OCCURS, OUR REPUTATION MAY BE HARMED.

Our products are highly complex and can only be fully tested when deployed in communications networks and other equipment. From time to time, our products have contained undetected defects, errors or failures. The occurrence of any defects, errors or failures could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers' end-users and other losses to us or to our customers or end-users. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenue and profitability.

OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN AND RECRUIT KEY PERSONNEL.

Our success depends in large part on our ability to recruit and retain highly skilled technical, managerial, sales and marketing personnel. In spite of the economic slowdown, competition for these personnel remains intense. In addition, our recent work force reductions have increased our dependence on our remaining work force, as we are relying on our current personnel to assume additional responsibilities. The loss of services of any of our key personnel or our failure to retain and attract qualified personnel in the future could make it difficult for us to meet our key objectives, such as timely product introductions.

WE ARE A PARTY TO LAWSUITS, WHICH, IF DETERMINED ADVERSELY TO US, COULD RESULT IN THE IMPOSITION OF DAMAGES AGAINST US AND COULD HARM OUR BUSINESS AND FINANCIAL CONDITION.

We and certain of our former officers and current and former members of our board of directors, are subject to various lawsuits brought by shareowners and classes of shareowners, customers and participants in certain of our employee benefit plans, alleging, among other things, violations of federal and state securities laws, ERISA, consumer fraud laws and breaches of various fiduciary obligations. The deterioration in the overall telecommunications market, the decline of our results of operations in fiscal year 2001, and the consequent impact on Lucent common stock prices, have increased the number and nature of the actions being brought against us. In addition, our substantial work force reductions appear to have been the catalyst for employment related actions against us. The actions and allegations made against us may increase as we continue to implement our restructuring program, which may involve asset dispositions and work force reductions. We cannot assure you that actions that have been or will be brought against us will be resolved in our favor. Any losses resulting from these claims could adversely affect our profitability and cash flow.

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND PROSPECTS MAY BE HARMED.

If we fail to protect our intellectual property, it could seriously harm our businesses and prospects because we believe that developing new products and technology that are unique to us is critical to our success. Although we have numerous United States and foreign patents and numerous pending patents, we cannot assure you that any patents, whether issued or pending, will provide us with any competitive advantage, or will not be challenged by third parties. Moreover, our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our proprietary technology. In addition, the patent applications that we have currently pending may not be granted. If we do not receive the patents we seek, or if we otherwise fail to secure international protection for our intellectual property, our competitiveness could be significantly impaired, which would limit our future revenues.

WE ARE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS.

We cannot assure you that third parties will not claim that our proprietary or licensed products, systems and software are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. From time to time, we receive notices from third parties of potential infringement and receives claims of potential infringement when we attempt to license our intellectual property to others. Intellectual property litigation can be costly and time consuming and divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. A successful claim of patent or other intellectual property infringement could compel us to enter into costly royalty or license agreements or force us to pay significant damages and may even require us to stop the sale of certain of our products.

32                                                            Form 10-Q - Part I

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


WE ARE SUBJECT TO ENVIRONMENTAL, HEALTH AND SAFETY LAWS, WHICH COULD INCREASE OUR COSTS AND RESTRICT OUR FUTURE OPERATIONS.

Our operations are subject to a wide range of environmental, health and safety laws, including laws relating to the use, disposal, clean-up of, and human exposure to, hazardous substances. In the United States, these laws often require parties to fund remedial action regardless of fault. Although we believe our reserves are adequate to cover our environmental liabilities, factors such as the discovery of additional contaminants, the extent of remediation and compliance expenses, and the imposition of additional cleanup obligations at Superfund and other sites could cause our capital expenditures and other expenses relating to remediation activities to exceed the amount reflected in our environmental reserve and adversely affect our results of operations or cash flows. Compliance with existing or future environmental, health and safety laws could subject us to future liabilities, cause the suspension of production, restrict our ability to expand facilities, require us to acquire costly pollution control equipment or incur other significant expenses or modify manufacturing processes.

RAPID CHANGES TO EXISTING REGULATIONS OR TECHNICAL STANDARDS OR THE IMPLEMENTATION OF NEW REGULATIONS OR TECHNICAL STANDARDS UPON PRODUCTS AND SERVICES NOT PREVIOUSLY REGULATED COULD BE DISRUPTIVE, TIME CONSUMING AND COSTLY.

Many of the products and services we offer are developed in reliance upon existing regulations and technical standards, our interpretation of unfinished technical standards or the lack of such regulations and standards. Rapid changes to existing regulations and technical standards or the implementation of new regulations and technical standards upon products and services not previously regulated could adversely affect development, demand, sale and warranty of our products and services, thus increasing our costs and decreasing the demand for our products and services.

WE CONDUCT A SIGNIFICANT AMOUNT OF OUR OPERATIONS OUTSIDE THE UNITED STATES, WHICH SUBJECTS US TO SOCIAL, POLITICAL AND ECONOMIC RISKS OF DOING BUSINESS IN FOREIGN COUNTRIES AND MAY CAUSE OUR PROFITABILITY TO DECLINE DUE TO INCREASED COSTS.

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For fiscal year 2001, we derived approximately 35% of our revenues from sales outside the United States. We manufacture a significant portion of our products outside the United States. We are also dependent on international suppliers for many of our parts. We expect to concentrate sales and marketing, product development, services and supply chain resources to meet the global needs of the world's largest service providers and have initiated actions to follow the geographic footprint of our large service provider customers around the world to the approximately 20 core countries in which these customers do business. We will, therefore, continue to be subject to the risks inherent in doing business in foreign countries. These risks include: increases in tariffs and duties, price controls, restrictions on foreign currencies and trade barriers imposed by foreign countries; exchange controls and fluctuations in currency exchange rates; difficulties in staffing and managing international operations; political or social unrest or economic instability; the risk of nationalization of private enterprises by foreign governments; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries.

Difficulties in foreign financial markets and economies, and of foreign financial institutions, could also inhibit demand from our customers in the affected countries. Any or all of these factors could have a material adverse impact on our global business operations. Although we attempt to manage our exposure to risks from fluctuations in foreign currency exchange rates, through our regular operating and financing activities and, when deemed appropriate, derivative financial instruments, we cannot assure you that our attempts will be successful. A significant change in the value of the United States dollar against the currency of one or more countries where we sell products to local customers or make purchases from local suppliers may materially adversely affect our operating results.

33                                                          Form 10-Q - Part II


                           Part II - Other Information


Item 1.  Legal Proceedings

In April 2002, a case captioned Preferred Life Insurance Co. of New York, et al
v. Lucent Technologies was filed in New Jersey state court against the Company. This case involves a group of institutional investors, many of which are affiliated, that purchased securities issued by Winstar Communications. In March 2002, Lucent was added as a defendant in the Winstar Federal securities litigation pending in the Southern District of New York, captioned In re Winstar Communications Litigation. In both of the actions, the plaintiffs allege that Lucent caused or contributed to the damages the plaintiffs incurred from their losses in Winstar stock. Both of these actions are in the very early stages, and Lucent intends to defend these cases vigorously.


Item 2.  Changes in Securities and Use of Proceeds

On March 19, 2002, Lucent Technologies Capital Trust I ("the trust") completed the sale of 1,750,000 7.75% cumulative convertible trust preferred securities having a liquidation preference of $1,000 per share, in a private placement to the following initial purchasers: Morgan Stanley & Co. Incorporated, Salomon Smith Barney Inc., J.P. Morgan Securities Inc., Bear, Stearns & Co. Inc., Deutsche Banc Alex. Brown Inc., and SG Cowen Securities Corporation. The convertible trust preferred securities were offered and sold only to qualified institutional buyers in the U.S. in reliance on the exemption from registration provided by Rule 144A and outside the U.S. to non-U.S. persons in reliance upon Regulation S under the Securities Act of 1933. The aggregate offering price for the convertible trust preferred securities was $1,750 million.

Lucent owns all of the common securities of the trust. The trust used the proceeds to purchase 7.75% convertible subordinated debentures issued by Lucent due March 15, 2017 which represent all of the trust's assets. Since the trust preferred securities are being treated as debt, the dividends on the securities are included in interest expense. The terms of the preferred securities are substantially the same as the terms of the debentures. Lucent may redeem the debentures, in whole or in part, for cash at premiums ranging from 103.88% beginning March 20, 2007 to 100.00% on March 20, 2012 and thereafter. To the extent Lucent redeems debentures, the trust is required to redeem convertible trust preferred securities. Lucent has irrevocably and unconditionally guaranteed, on a subordinated basis, the payments due on the convertible trust preferred securities. In connection with this transaction, Lucent incurred approximately $48 million of initial purchasers' compensation and expenses that are deferred and are being amortized over the life of the debentures.

Holders of convertible trust preferred securities are entitled to receive quarterly cash distributions at an annual rate of 7.75% commencing June 15, 2002. The ability of the trust to pay dividends depends on the receipt of interest payments on the debentures. Lucent has the right to defer payments of interest on the debentures for up to 20 consecutive quarters. If Lucent defers the payment of interest on the debentures, the trust will defer the quarterly distributions on the convertible trust preferred securities for a corresponding period. Deferred interest accrues at an annual rate of 9.25%. Beginning the earlier of March 19, 2003 and the day immediately following the date of the share distribution related to the spin-off of Agere, each convertible trust preferred security may convert at the option of the holder into 163.9344 shares of Lucent common stock (equivalent to a conversion price of $6.10 per share), subject to adjustment under certain circumstances, including the Agere spin-off.

Lucent intends to use the net proceeds from the sale of the convertible trust preferred securities for general corporate purposes, but does not anticipate using a significant amount of the net proceeds for these purposes in the near future.

34                                                          Form 10-Q - Part II


                           Part II - Other Information


Item 4. Submission of Matters to a Vote of Security Holders.

Lucent held its 2002 Annual Meeting of Shareowners on February 20, 2002. At that meeting, shareowners elected Henry B. Schacht as a Director of the Company for a term to expire at the Annual Meeting to be held in the year 2004 and Paul A. Allaire and John A. Young as Directors of the Company for terms to expire at the Annual Meeting to be held in the year 2005. In addition, shareowners rejected one shareowner proposal. The Directors elected and the results of the voting are as follows:


                                Votes                 Votes
                                 For                Withheld

Henry B. Schacht           2,700,339,774               138,602,427

Paul A. Allaire            2,684,785,330               154,156,871

John A. Young              2,685,756,511               153,185,690



                                Votes          Votes                    Broker
                                 For          Against       Abstain     Non- Votes
Shareowner proposal:
Repeal classified board      953,380,509   654,501,934   50,267,200   1,180,792,557

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits:


         Exhibit number

         (4)(v)1           Amended and Restated Trust Agreement, dated as of
                           March 19, 2002, among the registrant, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the individuals named therein, as administrative trustees, relating to Lucent Technologies Capital
                           Trust I.

         (4)(v)2 Form of certificate for preferred securities of Lucent Technologies Capital Trust I, designated as
                           7.75% Cumulative Convertible Trust Preferred
                           Securities (liquidation preference $1,000 per preferred security) (included as Exhibit B to Exhibit
                           (4)(v)1.

         (4)(v)3 Indenture, dated as of March 19, 2002, between the registrant and The Bank of New York, as indenture trustee.

         (4)(v)4 Form of the registrant's 7.75% convertible subordinated debentures due 2017 (included as Exhibit A to Exhibit (4)(v)3.

         (4)(v)5 Guarantee Agreement, dated as of March 19, 2002, between the registrant, as guarantor, and The Bank of New York, as guarantee trustee.

         (10)(iii)(A)      Lucent Technologies Inc. 1996 Long Term Incentive
                           Program, as amended through April 21, 2002.

         (10)(iii)(B)      Lucent Technologies Inc. 1997 Long Term Incentive
                           Plan, as amended through April 21, 2002.

(b)      Reports on Form 8-K filed during the current quarter:

         On March 13, 2002, we filed a Current Report on Form 8-K pursuant to
         Item 9 (Regulation FD Disclosures) to furnish a press release with comments on our second fiscal quarter of 2002.

         On March 13, 2002, we filed a Current Report on Form 8-K pursuant to
         Item 5 (Other Events) to furnish a press release, announcing our intention to make a private offering of cumulative convertible trust preferred securities.

         On January 22, 2001, we filed a Current Report on Form 8-K pursuant to
         Item 9 (Regulation FD Disclosures) to furnish a press release reporting results of our first fiscal quarter of 2002 and slides presented in a webcast of our quarterly earnings conference call.

35                                                            Form 10-Q


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Lucent Technologies Inc.
                                             Registrant



Date May 14, 2002
                                      /s/ John A. Kritzmacher
                                          -------------------------
                                          John A. Kritzmacher
                                          Senior Vice President and Controller
                                            (Principal Accounting Officer)

36                                                            Form 10-Q




                                  Exhibit Index


         Exhibit Number

         (4)(v)1           Amended and Restated Trust Agreement, dated as of
                           March 19, 2002, among the registrant, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the individuals named therein, as administrative trustees, relating to Lucent Technologies Capital
                           Trust I.

         (4)(v)2 Form of certificate for preferred securities of Lucent Technologies Capital Trust I, designated as
                           7.75% Cumulative Convertible Trust Preferred
                           Securities (liquidation preference $1,000 per preferred security) (included as Exhibit B to Exhibit
                           (4)(v)1.

         (4)(v)3 Indenture, dated as of March 19, 2002, between the registrant and The Bank of New York, as indenture trustee.

         (4)(v)4 Form of the registrant's 7.75% convertible subordinated debentures due 2017 (included as Exhibit A to Exhibit (4)(v)3.

         (4)(v)5 Guarantee Agreement, dated as of March 19, 2002, between the registrant, as guarantor, and The Bank of New York, as guarantee trustee.

         (10)(iii)(A)      Lucent Technologies Inc. 1996 Long Term Incentive
                           Program, as amended through April 21, 2002.

         (10)(iii)(B)      Lucent Technologies Inc. 1997 Long Term Incentive
                           Plan, as amended through April 21, 2002.






                       STATEMENT OF DIFFERENCES

The section symbol shall be expressed as....................................'SS'