Form 10-Q/A
period 2002-03-31
LUCENT TECHNOLOGIES INC
filed 2002-05-15
CIK 1006240

                      AS FILED WITH THE SEC ON MAY 15, 2002


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

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


Explanation of Amendment: Lucent Technologies Inc. amended its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 filed on May 14, 2002, to correct an error in the first sentence of the last paragraph of Footnote 9. OPERATING SEGMENTS. The sentence is amended to read: "Results by reportable segments include services revenues of $725 and $1,502 for the three and six months ended March 31, 2002 and $1,105 and $2,026 for the three and six months ended March 31, 2001, respectively." Prior to this amendment the sentence read: "Results by reportable segments include services revenues of $1,358 and $2,585 for the three and six months ended March 31, 2002 and $1,405 and $2,489 for the three and six months ended March 31, 2001, respectively."

No other amendments were made to the Form 10-Q.

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
                                                              =========        ==========     ===========       ==========



Results by reportable segments include services revenues of $725 and $1,502 for the three and six months ended March 31, 2002 and $1,105 and $2,026 for the three and six months ended March 31, 2001, respectively. Services costs were $563 and $1,203 for the three and six months ended March 31, 2002 and $1,094 and $1,891 for the three and six months ended March 31, 2001, respectively.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits, as filed with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 14, 2002:


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



                                             Lucent Technologies Inc.
                                             Registrant



Date May 15, 2002
                                      /s/ John A. Kritzmacher
                                          -------------------------
                                          John A. Kritzmacher
                                          Senior Vice President and Controller
                                            (Principal Accounting Officer)







                       STATEMENT OF DIFFERENCES

The section symbol shall be expressed as....................................'SS'