Form 10-Q
period 2002-06-30
LUCENT TECHNOLOGIES INC
filed 2002-08-13
CIK 1006240

                   AS FILED WITH THE SEC ON AUGUST 13, 2002

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                         Telephone Number: 908-582-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----    -----
At July 31, 2002, 3,432,688,763 common shares were outstanding.

                         PART 1 - Financial Information

Item 1. Financial Statements.

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                                        Three months ended            Nine months ended
                                                                             June 30,                       June 30,
                                                                       2002            2001          2002            2001
                                                                     -------         -------       --------        --------
Revenues                                                             $ 2,949         $ 5,886       $10,044         $16,139
Costs                                                                  2,298           5,057         8,156          14,144
                                                                     -------         -------       -------         -------
Gross margin                                                             651             829         1,888           1,995
Operating expenses:
     Selling, general and administrative                                 871           2,046         2,992           6,049
     Research and development                                            480             793         1,625           2,775
     Business restructuring charges and asset impairments, net         1,602             541         1,464           2,715
                                                                     -------         -------       -------         -------
         Total operating expenses                                      2,953           3,380         6,081          11,539
Operating loss                                                        (2,302)         (2,551)       (4,193)         (9,544)
Other income (expense), net                                             (261)           (179)          242            (296)
Interest expense                                                         107             115           284             395
                                                                     -------         -------       -------         -------
Loss from continuing operations before income taxes                   (2,670)         (2,845)       (4,235)        (10,235)
Provision (benefit) for income taxes                                   5,329            (967)        4,782          (3,394)
                                                                     -------         -------       -------         -------
Loss from continuing operations                                       (7,999)         (1,878)       (9,017)         (6,841)
Income (loss) from discontinued operations, net                          (27)         (1,360)           73          (1,673)
                                                                     -------         -------       -------         -------
Loss before extraordinary item and cumulative effect of
   accounting changes                                                 (8,026)         (3,238)       (8,944)         (8,514)
Extraordinary gain, net                                                    -               -             -           1,154
Cumulative effect of accounting changes, net                               -               -             -             (38)
                                                                     -------         -------       -------         -------
Net loss                                                              (8,026)         (3,238)       (8,944)         (7,398)
Preferred stock dividends and accretion                                  (42)              -          (124)              -
                                                                     -------         -------       -------         -------
Loss applicable to common shareowners                                $(8,068)        $(3,238)      $(9,068)        $(7,398)
                                                                     =======         =======       =======         =======
Loss per common share - basic and diluted
     Loss from continuing operations                                 $ (2.34)        $ (0.55)      $ (2.67)        $ (2.01)
     Net loss applicable to common shareowners                       $ (2.35)        $ (0.95)      $ (2.65)        $ (2.18)

Weighted average number of common shares
   outstanding - basic and diluted                                   3,428.5         3,405.2       3,422.5         3,396.9


                 See Notes to Consolidated Financial Statements.

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)


                                                                                     June 30,      September 30,
                                                                                       2002            2001
                                                                                     --------      ------------
                                    ASSETS

Cash and cash equivalents                                                           $  4,556         $  2,390
Short-term investments                                                                   867                -
Receivables, less allowance of $517 at June 30, 2002, and $634 at September
  30, 2001                                                                             2,245            4,594
Inventories                                                                            1,981            3,646
Contracts in process, net of progress billings of $9,824 at June 30, 2002,
  and $7,841 at September 30, 2001                                                       230            1,027
Deferred income taxes, net                                                                 -            2,658
Other current assets                                                                   1,287            1,788
                                                                                    --------         --------
         Total current assets                                                         11,166           16,103

Property, plant and equipment, net                                                     2,519            4,416
Prepaid pension costs                                                                  4,945            4,958
Deferred income taxes, net                                                                 -            2,695
Goodwill and other acquired intangibles, net of accumulated amortization of $617
  at June 30, 2002, and $832 at September 30, 2001                                       367            1,466
Other assets                                                                           2,364            2,724
Net long-term assets of discontinued operations                                            -            1,302
                                                                                    --------         --------
         Total assets                                                               $ 21,361         $ 33,664
                                                                                    ========         ========

                                 LIABILITIES

Accounts payable                                                                    $  1,245         $  1,844
Payroll and benefit-related liabilities                                                1,058            1,500
Debt maturing within one year                                                            173            1,135
Other current liabilities                                                              4,240            5,285
Net current liabilities of discontinued operations                                         -              405
                                                                                    --------         --------
         Total current liabilities                                                     6,716           10,169

Postretirement and postemployment benefit liabilities                                  5,127            5,481
Long-term debt                                                                         3,237            3,274
Company-obligated 7.75% mandatorily redeemable convertible preferred
  securities of subsidiary trust                                                       1,750                -
Deferred income taxes, net                                                                11              152
Other liabilities                                                                      1,753            1,731
                                                                                    --------         --------
         Total liabilities                                                            18,594           20,807

Commitments and contingencies

8.00% redeemable convertible preferred stock                                           1,847            1,834

                             SHAREOWNERS' EQUITY
Preferred stock - par value $1.00 per share;
  Authorized shares: 250,000,000;
  issued and outstanding shares: none                                                      -                -
Common stock - par value $.01 per share;
  Authorized shares: 10,000,000,000; 3,433,270,277 issued and 3,432,603,658 outstanding shares at June 30, 2002, and 3,414,815,908 issued and
  3,414,167,155 outstanding shares at September 30, 2001                                  34               34
Additional paid-in capital                                                            20,468           21,702
Accumulated deficit                                                                  (19,216)         (10,272)
Accumulated other comprehensive loss                                                    (366)            (441)
                                                                                    --------         --------
         Total shareowners' equity                                                       920           11,023
                                                                                    --------         --------
         Total liabilities, redeemable convertible preferred stock and
           shareowners' equity                                                      $ 21,361         $ 33,664
                                                                                    ========         ========

                 See Notes to Consolidated Financial Statements.

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                                             Nine months ended
                                                                                                 June 30,
                                                                                          2002                2001
                                                                                        -------             --------
Operating Activities
Net loss                                                                                $(8,944)            $(7,398)
     Less: Income (loss) from discontinued operations                                        73              (1,673)
           Extraordinary gain                                                                 -               1,154
           Cumulative effect of accounting changes                                            -                 (38)
                                                                                        -------             -------
Loss from continuing operations                                                          (9,017)             (6,841)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities, net of effects of dispositions of businesses and manufacturing operations:
     Non-cash portion of business restructuring charges                                     434               2,636
     Asset impairment charges                                                               837                   -
     Depreciation and amortization                                                        1,189               1,955
     Provision for bad debts and customer financings                                        829               1,950
     Deferred income taxes                                                                5,285              (3,072)
     Net pension and postretirement benefit credit                                         (719)               (820)
     Gains on sales of businesses                                                          (583)                (56)
     Other adjustments for non-cash items                                                   287                 375
Changes in operating assets and liabilities:
     Decrease in receivables                                                              2,008               3,790
     Decrease (increase) in inventories and contracts in process                          1,870                (369)
     Decrease in accounts payable                                                          (592)               (673)
     Changes in other operating assets and liabilities                                   (1,782)             (1,810)
                                                                                        -------             -------
Net cash provided by (used in) operating activities from continuing
  operations                                                                                 46              (2,935)
                                                                                        -------             -------

Investing Activities
     Capital expenditures                                                                  (312)             (1,102)
     Purchases of short-term investments                                                   (865)                  -
     Dispositions of businesses and manufacturing operations                              2,543               2,494
     Other investing activities                                                             108                 (43)
                                                                                        -------             -------
Net cash provided by investing activities from continuing operations                      1,474               1,349
                                                                                        -------             -------

Financing Activities
     Issuance of company-obligated 7.75% mandatorily redeemable convertible
       preferred securities of subsidiary trust                                           1,750                   -
     (Repayments of) proceeds from credit facilities                                     (1,000)              4,800
     Net repayments of other short-term borrowings                                          (45)             (2,065)
     Payment of preferred stock dividends                                                   (73)                  -
     Other financing activities                                                              (3)                (97)
                                                                                        -------             -------
Net cash provided by financing activities from continuing operations                        629               2,638
Effect of exchange rate changes on cash and cash equivalents                                 28                 (25)
                                                                                        -------             -------
Net cash provided by continuing operations                                                2,177               1,027
Net cash used in discontinued operations                                                    (11)               (209)
                                                                                        -------             -------
Net increase in cash and cash equivalents                                                 2,166                 818
Cash and cash equivalents at beginning of year                                            2,390               1,467
                                                                                        -------             -------
Cash and cash equivalents at end of period                                              $ 4,556             $ 2,285
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

The Company believes that adequate disclosures are made to keep the information presented from being misleading. The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements included in Lucent's Current Report on Form 8-K, filed on June 17, 2002, for the year ended September 30, 2001.

Certain reclassifications were made to conform to the current period presentation.

2. BUSINESS RESTRUCTURING CHARGES AND ASSET IMPAIRMENTS, NET

Due to the continuing decline and uncertainty in the telecommunications market, Lucent committed to additional restructuring actions to align the business with market opportunities. As a result, Lucent recorded net business restructuring charges and asset impairments of $808 in the three months ended June 30, 2002. The charges were primarily comprised of further headcount reductions, facility consolidation and asset write-downs, $335 of which will result in future cash outlays. Included in the net asset write-downs were net charges for inventory of $43, which were included in costs. The components of the net charges included:

     o net employee separation charges of $358 for approximately 7,000 employees, of which $124 is expected to impact cash. The remainder of the charge was for pension termination benefits of $101 for certain U.S. employees expected to be funded through Lucent's pension assets and $133 for pension, postretirement and postemployment benefit curtailment charges (see Employee separations below for additional information on headcount reductions);

     o charges for facility closings of $159, including $41 related to new plans and $118 for revisions to prior plans. The revisions were due to changes in estimates as to the amount and timing of expected sublease rental income as a result of changes in the current commercial real estate market;

     o contract settlements and other liabilities of $52 and other asset write-downs of $169. The charge for asset write-downs is net of $41 of reversals primarily for adjustments to estimates for inventory charges from prior plans. Since Lucent's restructuring program is an aggregation of many individual plans that are currently being executed, actual costs have differed from estimated amounts and the individual plans may be different in the future. Asset write-downs were primarily for inventory, property, plant and equipment, goodwill, and capitalized software largely associated with additional product exits in certain switching, access and optical networking products in the Integrated Network Solutions ("INS") segment; and

     o a loss of approximately $70 related to business dispositions, including the enterprise professional services business. The loss was included in business restructuring as the disposition of these businesses were contemplated as part of Lucent's overall restructuring program.

In addition to the net charge recorded in the three months ended June 30, 2002, the nine months ended June 30, 2002, included a net reversal of business restructuring charges and asset impairments of $128, including net charges for inventory of $10 reflected in costs. The net reversal included:

     o a $110 gain realized from the sale of the billing and customer care business. The gain was included in business restructuring as this business disposition was contemplated as part of Lucent's overall restructuring program;

     o a net reversal for existing plans of $304, which consisted of $82 of additional charges primarily related to changes in estimated inventory provisions for certain existing restructuring plans and reversals of reserves for existing plans of $386. The reversal included revised estimates of $119, primarily for settling certain purchase commitments for amounts lower than originally planned, $126 for employee separation costs, $77 for excess inventory reserves and other reserve reductions of $64. The reversal of employee

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

        separation reserves was due to higher than assumed attrition rates, which reduced the number of employees to be terminated by 1,700. In addition, although reasonable cost estimates were used upon the initial recording of the charge, the actual severance cost per person was lower than the original estimates upon the execution of many plans covering many countries. In establishing the initial charge for inventory, Lucent included an estimate of amounts relating to products rationalized or discontinued that were not required to fulfill existing customer obligations. To the extent the fulfillment of those customer obligations differed from amounts estimated, additional inventory charges or reserve reductions were required; and

     o charges for new plans of $286, which included employee separation charges for approximately 1,600 employees of $62, net of a postemployment benefit curtailment credit of $21, lease termination fees and other contractual obligations under operating leases associated with additional facility consolidations of $82, contract settlements of $8, other liabilities of $23 and asset write-downs of $111. Asset write-downs are primarily for property, plant and equipment associated with the disposition of a manufacturing operation.

Employee separations

Including the additional 7,000 headcount reductions discussed above, the total voluntary and involuntary employee separations associated with the employee separations net charge recorded in fiscal 2001 and through the nine months ended June 30, 2002, were 45,700. As of June 30, 2002, approximately 37,500 were completed, with approximately 1,500 completed in the three months ended June 30, 2002. The completed and future employee separations affect all business groups and geographic regions. Approximately two-thirds of these separations were related to management employees and were involuntary. Lucent expects that the majority of the remaining separations will be completed by the end of the first fiscal quarter of 2003. In addition, since December 31, 2000, 15,500 of employee separations were achieved through attrition and divestitures of businesses.

Lucent continues to evaluate the current restructuring reserve as plans are being executed. As a result, there may be additional charges/reversals. This table displays the activity of the restructuring reserve for the nine months ended June 30, 2002, the balance at June 30, 2002, and the components of the net charges for the nine months ended June 30, 2002:


                                          September 30,     Net charges/                               June 30, 2002
                                          2001 reserve       (reversals)           Deductions              reserve
                                           -----------      ------------           ----------              -------
Restructuring costs
   Employee separations                      $  588            $ 294 (a)            $  (641)(a)             $  241
   Contract settlements                         610              (38)                  (300)                   272
   Facility closings                            296              217                    (83)                   430
   Other                                        125               14                    (70)                    69
                                             ------           ------                -------                 ------
     Total restructuring costs               $1,619           $  487                $(1,094)(b)             $1,012
                                             ------           ------                -------                 ------
Asset write-downs

   Property, plant and equipment                                 121
   Capitalized software                                           58
   Inventory                                                      53 (c)
   Other                                                           1
                                                              ------
     Total asset write-downs                                     233
Net gain on sales                                                (40)
                                                              ------
     Total net charges/(reversals) for
     business restructuring                                   $  680
                                                              ------

Impairment of goodwill and other assets                       $  837
                                                              -------
                 Total                                        $1,517
                                                              =======

---------

     (a) Includes non-cash charges of $120 of pension termination benefits to certain U.S. employees expected to be funded through Lucent's pension assets, $142 pension and postretirement benefit curtailment cost and $21 postemployment benefit curtailment credit.

     (b) Includes cash payments of $811 for the nine months ended June 30, 2002, and other non-cash settlements.

     (c) At June 30, 2002, the reserves for inventory related restructuring were $235.

Impairment of goodwill and other assets

The continued and more recent sharp decline in the telecommunications market prompted an assessment of all key assumptions underlying our goodwill valuation judgments, including those relating to short and longer-term growth rates. As a result of our analysis, we determined that an impairment charge of $837 was required because the forecasted undiscounted cash flows was less than the book values of the goodwill and other intangible assets of certain businesses. The charge was measured on the basis of comparison of estimated fair values with corresponding book

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

values and relates primarily to goodwill recorded in connection with our September 2000 acquisition of Spring Tide. Fair values were determined on the basis of discounted cash flows. After the impairment, total goodwill and other acquired intangibles at June 30, 2002 was $367, primarily related to the remaining goodwill and other acquired intangibles for Spring Tide and Yurie Systems, Inc.

3. INCOME TAXES

Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes" ("SFAS 109") requires that a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including a company's performance, the market environment in which the company operates, the utilization of past tax credits, length of carryback and carryforward periods, existing contracts or sales backlog that will result in future profits, etc.

It further states that forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. As a result of the review undertaken at June 30, 2002, Lucent concluded that it was appropriate to establish a full valuation allowance for its net deferred tax assets. Throughout fiscal year 2002, we also established valuation allowances for future tax benefits with relatively short carryforward periods related to foreign tax credits, state and foreign net operating losses and capital losses. As a result, the valuation allowance for deferred tax assets increased from $742 at September 30, 2001, to approximately $7,500 at June 30, 2002. In addition, Lucent expects to provide a full valuation allowance on future tax benefits until it can sustain a level of profitability that demonstrates its ability to utilize the assets. For additional information see APPLICATION OF CRITICAL ACCOUNTING POLICIES in Management's Discussion and Analysis of Results of Operations and Financial Condition.

4. DISCONTINUED OPERATIONS

On June 1, 2002, Lucent completed its spin-off of Agere Systems Inc. ("Agere") by distributing its remaining 37.0 million shares of Agere Class A common stock and 908.1 million shares of Agere Class B common stock to Lucent's common shareowners of record on May 3, 2002. Each Lucent shareowner received one share of Agere Class A common stock for every 92.768991 shares of Lucent's common stock held and one share of Agere Class B common stock for every 3.779818 shares of Lucent's common stock held. The historical carrying amount of the net assets transferred to Agere of $1,183 was recorded as a stock dividend reflected in additional paid-in capital.

The income (loss) from discontinued operations includes the results of operations for Lucent's former power systems business through the date of sale of December 29, 2000, and Agere through the initial measurement date of March 31, 2001. The income (loss) on disposal of Agere includes Lucent's share of Agere's net losses from the initial measurement date through the spin-off date.

                                                          Three months ended                Nine months ended
                                                               June 30,                         June 30,
                                                           2002       2001                 2002          2001
                                                           ----       ----                 ----          ----
Agere and power systems revenues                           $307     $   814               $1,247       $ 3,303
                                                           ====     =======               ======       =======

   Loss from discontinued operations (net of taxes)        $  -     $     -               $    -       $  (151)

   Income (loss) on disposal of Agere                       (27)     (1,360)                  73        (1,522)
                                                           ----     -------               ------       -------
Total income (loss) from discontinued operations(a)       $ (27)    $(1,360)              $   73       $(1,673)
                                                          =====     =======               ======       =======

-------
(a) Net of tax provision of $1 and $133 for the three months ended June 30, 2002 and 2001, respectively, and tax provision of $34 and $146 for the nine months ended June 30, 2002 and 2001, respectively.

In connection with the spin-off of Agere, the Company re-measured its pension and postretirement plans on June 1, 2002. The actuarial assumptions used were the same as those assumptions used at September 30, 2001. The re-measurement is not expected to have a material effect on our results of operations. In addition, included in discontinued operations for the three months ending June 30, 2002, are pension termination benefit charges of $57, relating to business restructuring actions taken by Agere prior to the spin-off.

Subject to final adjustment, which is not expected to be materially different, the prepaid pension and postretirement liability amounts transferred to Agere on June 1, 2002, were $216 and $89, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

The net assets of Agere as of September 30, 2001 were as follows:

Current assets                                               $4,022
Current liabilities                                           4,427 (a)
                                                             ------
Net current liabilities of discontinued operations           $  405

Long-term assets                                             $2,625
Long-term liabilities                                         1,323 (b)
                                                             ------
Net long-term assets of discontinued operations              $1,302
                                                             ======

-------

(a) Includes $2,500 of short-term debt assumed by Agere on April 2, 2001, and $565 of reserves associated with Lucent's share of Agere's estimated future losses through the spin-off date.

(b) Amount is shown net of the minority interest in the net assets of Agere of $1,026.

5. BUSINESS DISPOSITIONS AND SALE OF MANUFACTURING OPERATIONS

On May 31, 2002, Lucent completed its agreement with Solectron Corporation to sell certain manufacturing equipment and inventory for approximately $100, subject to post closing adjustments, and commenced a three-year supply agreement with Solectron for certain optical networking products. Due to continuing market uncertainties, Lucent and Solectron are currently in discussions that may result in changes to these agreements.

On February 28, 2002, Lucent completed the sale of its billing and customer care business to CSG Systems International, Inc. for approximately $260, subject to certain post closing purchase price adjustments. The transaction resulted in a gain of $110 and was included in business restructuring charges and asset impairments, net for the nine months ended June 30, 2002.

On November 16, 2001, Lucent completed the sale of its optical fiber business ("OFS") to The Furukawa Electric Co., Ltd. for approximately $2,300, of which $173 was in CommScope, Inc. common stock. The transaction resulted in a gain of $523, which was included in other income (expense) in the nine months ended June 30, 2002. In addition, Lucent entered into an agreement on July 24, 2001, to sell two China-based joint ventures -- Lucent Technologies Shanghai Fiber Optic Co., Ltd. and Lucent Technologies Beijing Fiber Optic Cable Co., Ltd. -- to Corning Incorporated for $225. Lucent and Corning are discussing whether a portion of the proceeds may be paid in Corning common stock, and if so, under what terms. This transaction, which is subject to approval by Lucent's partners in the joint ventures, foreign governmental approvals and other customary closing conditions, is expected to close during the fourth quarter of fiscal 2002.

6. SHORT-TERM INVESTMENTS

During the three months ended June 30, 2002, Lucent purchased debt securities of $865; primarily consisting of treasury bills and notes and mortgage backed funds, with original maturities greater than three months and with maturities less than one year. These investments are of investment grade quality and are not subject to significant market risk. These investments are designated as available-for-sale, and are recorded at fair value, which approximates their cost. Any unrealized holding gains or losses are excluded from net loss and are reported as a component of comprehensive loss.

7. INVENTORIES

                                              June 30,            September 30,
                                                2002                   2001
                                              --------            -------------
         Completed goods                       $1,171                 $2,023
         Work in process                          122                    432
         Raw materials                            688                  1,191
                                               ------                 ------
         Inventories                           $1,981                 $3,646
                                               ======                 ======

8. DEBT

                                              June 30,             September 30,
                                                2002                    2001
                                              --------             -------------

        Revolving credit facilities            $    -                 $1,000
        Other                                     173                    135
                                               ------                 ------
             Debt maturing within one year        173                  1,135
        Long-term debt                          3,237                  3,274
        Company-obligated 7.75% mandatorily
          redeemable convertible  preferred
          securities of subsidiary trust        1,750                      -
                                               ------                 ------
             Total debt                        $5,160                 $4,409
                                               ======                 ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

On March 19, 2002, Lucent Technologies Capital Trust I ("the trust") completed the sale of 1,750,000 7.75% cumulative convertible trust preferred securities for an initial price of $1,000 per share for an aggregate amount of $1,750. Lucent owns all of the common securities of the trust. The trust used the proceeds to purchase 7.75% convertible subordinated debentures issued by Lucent due March 15, 2017, which represent all of the trust's assets. Since the trust preferred securities are being treated as debt, the distributions on the securities are included in interest expense. The terms of the trust preferred securities are substantially the same as the terms of the debentures. Lucent may redeem the debentures, in whole or in part, for cash at premiums ranging from 103.88% beginning March 20, 2007, to 100.00% on March 20, 2012, and thereafter. To the extent Lucent redeems debentures, the trust is required to redeem a corresponding amount of trust-preferred securities. Lucent has irrevocably and unconditionally guaranteed, on a subordinated basis, the payments due on the trust preferred securities to the extent Lucent makes payments on the debentures to the trust. In connection with this transaction, Lucent incurred approximately $46 of expenses that are deferred and are being amortized over the life of the debentures.

Holders of trust preferred securities are entitled to receive quarterly cash distributions commencing June 15, 2002. The ability of the trust to pay dividends depends on the receipt of interest payments on the debentures. Lucent has the right to defer payments of interest on the debentures for up to 20 consecutive quarters. If Lucent defers the payment of interest on the debentures, the trust will defer the quarterly distributions on the trust preferred securities for a corresponding period. Deferred interest accrues at an annual rate of 9.25%. Each trust preferred security is convertible at the option of the holder into 206.6116 shares of Lucent common stock, which takes into account the adjustment of the Agere spin-off and subject to additional adjustment under certain circumstances.

9. COMPREHENSIVE LOSS

The components of comprehensive loss are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.

                                                                             Three months ended           Nine months ended
                                                                                 June 30,                      June 30,
                                                                             2002          2001          2002          2001
                                                                             ----          ----          ----          ----
  Net loss                                                                $(8,026)      $(3,238)      $(8,944)      $(7,398)
  Other comprehensive loss:
  Foreign currency translation adjustments                                     71           (69)          111          (117)
  Reclassification adjustments to foreign currency translation for
     sale of foreign entities                                                  (6)            -            (6)           (3)
  Unrealized holding (losses) gains on investments                             (1)           87           (20)          (34)
  Reclassification adjustments for realized gains and impairment losses
     on investments                                                            19             3             -            46
  Cumulative effect of accounting change                                        -             -             -            11
  Unrealized losses and reclassification adjustments on derivative
     instruments                                                                -            (5)          (10)           (4)
                                                                          -------       -------       -------       -------
  Comprehensive loss                                                      $(7,943)      $(3,222)      $(8,869)      $(7,499)
                                                                          =======       =======       =======       =======

10. LOSS PER COMMON SHARE

Basic and diluted loss per common share is calculated by dividing net loss applicable to common shareowners by the weighted average number of common shares outstanding during the period. Amounts applicable to common shareowners reflect the dividends and accretion on the redeemable convertible preferred stock.

                                                                             Three months ended         Nine months ended
                                                                                 June 30,                    June 30,
                                                                             2002          2001        2002           2001
                                                                             ----          ----        ----           ----
Loss per common share basic and diluted:
   Loss from continuing operations                                         $(2.34)       $(0.55)       $(2.67)       $(2.01)
   Income (loss) from discontinued operations                               (0.01)        (0.40)         0.02         (0.50)
   Extraordinary gain                                                           -             -             -          0.34
   Cumulative effect of accounting changes                                      -             -             -         (0.01)
                                                                           ------        ------        ------        ------
   Net loss applicable to common shareowners                               $(2.35)       $(0.95)       $(2.65)       $(2.18)
                                                                           ======        ======        ======        ======
Dividends declared per common share                                        $    -        $ 0.02        $    -        $ 0.06
                                                                           ======        ======        ======        ======

Weighted average number of common shares - basic and
   diluted (in millions)                                                  3,428.5       3,405.2       3,422.5       3,396.9


Potential common shares were excluded from the calculation of diluted loss per share because their

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

effect would reduce the loss per share from continuing operations. In addition, most stock options were excluded from the calculation of diluted loss per share because their exercise price was greater than the average market price of the common shares.

                                                                              Three months ended        Nine months ended
                                                                                   June 30,                  June 30,
                                                                              2002          2001         2002         2001
                                                                              ----          ----         ----         ----
  Potential common shares excluded from the calculation of diluted loss per share (in millions):(a)
  Redeemable convertible preferred stock                                      591.6             -       591.6            -
  Company-obligated 7.75% mandatorily redeemable convertible preferred
     securities of subsidiary trust(b)                                        361.6             -       136.4            -
  Stock options                                                                 3.6          13.8         8.1         35.6
                                                                              -----         -----       -----        -----
     Total                                                                    956.8          13.8       736.1         35.6
                                                                              =====         =====       =====        =====

  Stock options excluded from the calculation of diluted loss per share because the exercise price was greater than the average market price
    of the common shares (in millions)(a)                                     372.3         611.6       532.9        455.1
                                                                              =====         =====       =====        =====

-------
   (a)  Adjusted to reflect the spin-off of Agere.

   (b) Had these securities been outstanding for the entire nine months ended June 30, 2002, the amount of shares excluded from the calculation for each period would have been 361.6 common shares.

11. OPERATING SEGMENTS

Lucent designs and delivers networks for the world's largest communications service providers through two customer-focused operating segments, Integrated Network Solutions ("INS") and Mobility Solutions ("Mobility"). These reportable segments are managed separately. The INS segment focuses on global, wireline service providers, including long distance carriers, traditional local telephone companies and Internet service providers, and provides offerings comprising a broad range of switching, access, and optical networking products. The Mobility segment focuses on global wireless service providers and offers products to support the needs of its customers for radio access and core networks. Both segments offer network management and application and service delivery products. In addition, Lucent supports its segments through its global services organization.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measure is operating income (loss), which includes the revenues, costs and expenses directly controlled by each reportable segment, as well as an allocation of costs and operating expenses, which are not managed at a segment level, but are related to the products or services sold to its customers. Operating income (loss) for reportable segments excludes the following:

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

                                                                     Three months                        Nine months
                                                                     ended June 30,                     ended June 30,
                                                                 2002              2001            2002             2001
                                                                 ----              ----            ----             ----
                       External Revenues
INS                                                            $ 1,411           $ 3,654         $ 5,086          $ 9,644
Mobility                                                         1,451             1,483           4,498            4,192
                                                               -------           -------         -------          -------
   Total reportable segments                                     2,862             5,137           9,584           13,836
Optical fiber business                                               -               521             114            1,620
Other                                                               87               228             346              683
                                                               -------           -------         -------          -------
   Total external revenues                                     $ 2,949           $ 5,886         $10,044          $16,139
                                                               =======           =======         =======          =======


                    Operating income (loss)

INS                                                            $  (541)          $  (697)       $ (1,892)         $(3,651)
Mobility                                                           152              (996)            183           (1,477)
                                                               -------           -------         -------          -------
   Total reportable segments                                      (389)           (1,693)         (1,709)          (5,128)
Goodwill and other acquired intangibles amortization               (75)             (233)           (218)            (743)
Business restructuring and asset impairments, net(a)            (1,645)             (684)         (1,517)          (3,394)
Optical fiber business                                               -               179             (68)             513
Unallocated personnel costs and benefits                           371               705           1,190            1,878
Shared services such as general corporate functions               (393)             (631)         (1,239)          (1,997)
Other                                                             (171)             (194)           (632)            (673)
                                                               -------           -------         -------          -------
   Total operating loss                                        $(2,302)          $(2,551)        $(4,193)         $(9,544)
                                                               =======           =======         ========         =======

(a) For the three months ended June 30, 2002, business restructuring and asset impairments, net include a $808 net business restructuring charge and a $837 impairment charge primarily related to goodwill recorded in connection with the September 2000 acquisition of Spring Tide. For the nine months ended June 30, 2002, business restructuring and asset impairments, net include a $680 net business restructuring charge and the $837 impairment charge noted above.

Results by reportable segment include service revenues of $630 and $2,132 for the three and nine months ended June 30, 2002, and $1,137 and $3,163 for the three and nine months ended June 30, 2001, respectively. Service costs were $549 and $1,752 for the three and nine months ended June 30, 2002, and $934 and $2,825 for the three and nine months ended June 30, 2001, respectively.

12. COMMITMENTS AND CONTINGENCIES

In the normal course of business, Lucent is subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to securities, environmental, labor, product and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at June 30, 2002, cannot be ascertained. While these matters could affect the operating results of any one quarter when resolved in future periods, and while there can be no assurance with respect thereto, management believes that after final disposition, any monetary liability or financial impact to Lucent, from matters other than those described in the next four paragraphs, beyond that provided for at June 30, 2002, would not be material to the consolidated financial statements.

Lucent and certain of its former officers are defendants in several purported shareowner class action lawsuits for alleged violations of federal securities laws, which have been consolidated in a single action pending in U.S. District Court in New Jersey captioned In re Lucent Technologies Inc. Securities Litigation. Specifically, the complaint alleges, among other things, that beginning in late October 1999, Lucent and certain of its officers misrepresented Lucent's financial condition and failed to disclose material facts that would have an adverse impact on Lucent's future earnings and prospects for growth. This action seeks compensatory and other damages, and costs and expenses associated with the litigation. Lucent is defending this action vigorously. Lucent made a motion to dismiss the complaint, which was denied in June 2002, and the case is proceeding with discovery.

In July 2001, a purported class action complaint was filed under ERISA alleging, among other things, that Lucent and certain unnamed officers breached their fiduciary duties with respect to Lucent's employee savings plans claiming that the defendants were aware that Lucent stock was inappropriate for retirement investment and continued to offer such stock as a plan investment option. The complaint seeks damages, injunctive and equitable relief, interest and fees and expenses associated with the litigation. In August 2001, a separate purported class action complaint was filed under ERISA alleging, among other things, that Lucent breached its fiduciary duties with respect to its employee benefit and compensation plans by offering Lucent stock as an

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

investment to employees participating in the plans despite the fact that Lucent allegedly knew it was experiencing significant business problems. The August action was dismissed without prejudice on June 12, 2002. The July action is in the discovery stage. Lucent is defending the action vigorously. The case is pending in the U.S. District Court in New Jersey and is captioned Reinhart et al. v. Lucent Technologies.

In March 2002, Lucent was named as a defendant in a case captioned In re Winstar Communications Securities Litigation, pending in U.S. District Court for the Southern District of New York. The case is a putative class action on behalf of purchasers of common stock of Winstar Communications, Inc. ('Winstar'), which filed for bankruptcy in April 2001, against several former officers and directors of Winstar, Winstar's outside auditors, and Lucent. In addition, in April 2002, a case captioned Preferred Life Insurance Co. of New York et al. v. Lucent Technologies Inc. was filed in New Jersey state court against Lucent.
The plaintiffs in the New Jersey case are institutional investors, many of which are affiliated with each other, that purchased the common stock of Winstar. In both actions, the plaintiffs claim that Lucent caused or contributed to money lost by the plaintiffs in connection with their investments in Winstar stock. In the New York action, the plaintiffs claim that Lucent violated federal securities laws in connection with plaintiffs' purchases of Winstar stock. Lucent has moved to dismiss the claims in the New York action during June 2002. In the New Jersey action, the plaintiffs claim that Lucent committed common law fraud, negligent misrepresentation, conspiracy to commit fraud and aiding and abetting fraud in connection with plaintiffs' purchases of Winstar stock. Both cases are in the early stages, and Lucent intends to defend the cases vigorously. Lucent is also a defendant in an adversary proceeding filed in U.S. Bankruptcy Court in Delaware by Winstar and Winstar Wireless, Inc. in connection with the bankruptcy of Winstar and various related entities. The complaint asserts claims for breach of contract and fraudulent inducement against Lucent and seeks monetary damages and injunctive relief, as well as costs and expenses associated with litigation. Lucent filed a motion to dismiss certain of the claims asserted by plaintiffs. However, the plaintiffs have indicated to the court that they intend to file an amended complaint. Lucent intends to defend the case vigorously.

Lucent and certain current and former officers and directors of Lucent are defendants in a proceeding in Texas state court captioned Obtek, et al. v. Lucent Technologies Inc., et al., for alleged violation of federal securities laws, the Texas Securities Act and other claims. The court has denied a motion to dismiss the claims against individual defendants and has set a trial date for February 2003. The case is currently proceeding with discovery. Lucent is defending this action vigorously.

Sparks, et al. v. AT&T and Lucent Technologies Inc. et al., is a class action lawsuit filed in 1996 in Illinois state court under the name of Crain v. Lucent Technologies. The complaint seeks damages on behalf of present and former customers based on a claim that the AT&T Consumer Products business (which became part of Lucent in 1996) and Lucent had defrauded and misled customers who leased telephones, resulting in payments in excess of the cost to purchase the telephones. Similar consumer class actions pending in various state courts have been stayed pending the outcome of the Sparks case and, in July 2001, the Illinois court certified a nationwide class of plaintiffs. Lucent filed pretrial motions for, among other things, decertification of the class and summary judgment in Lucent's favor. On July 29, 2002, the judge denied Lucent's motions, and set trial to begin on August 5, 2002.

After extensive negotiations subsequent to Lucent's July 23, 2002 earnings release, a settlement proposal was submitted to the court on August 9, 2002, to settle the litigation for up to $300 in cash plus pre-paid calling cards redeemable for minutes of long distance service. The settlement will be reviewed by the court and must be approved before the settlement becomes final. Lucent and AT&T deny they have defrauded or misled their customers, but have decided to settle this matter to avoid the uncertainty of litigation and the diversion of resources and personnel that the continuation of pursuing this matter would require. The class claimants will apply for reimbursement from the settlement fund, and will be required to demonstrate their entitlement through a claims form to be provided to a claims administrator. Depending upon the number of claims submitted and accepted, the actual cost of the settlement to the defendants may be less than the stated amount, but it is not possible to estimate the amount at this time.

Lucent is a party to various separation and distribution agreements, which provide for contribution from formerly affiliated third parties for a portion of any liability (including any settlement) in this case. However, Lucent would remain responsible for a majority of any such liability or settlement. As a result, Lucent recognized a $162 charge recorded in other income (expense), which is net of expected third party contributions.

Other Commitments

On July 17, 2002, Lucent and Agere amended the purchase agreement between them, dated as of February 1, 2001, pursuant to which, among other things, Lucent had agreed to purchase $2,800 in products from Agere over a three year period ending January 31, 2004. Under the amendment, Lucent's first year purchases of $411 through January 31, 2002, are deemed to be full satisfaction of its initial year's $800 obligation under the original agreement. In addition, Lucent has agreed, for an extended period that ends on September 30, 2006, provided Agere is competitive with other potential suppliers as to price, delivery interval and technological merit, to purchase 90% of its requirements for products it currently purchases from Agere and 60%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

of its requirements for other products that Agere can supply. At a minimum, Lucent has also agreed to purchase $250 of products from Agere during the fiscal year ended September 30, 2002, $188 of which were purchased as of June 30, 2002. Lucent has also agreed to proceed first with Agere on all joint product development projects where Agere meets Lucent's criteria. Lucent has also agreed to transfer certain patents, patent applications and patent license agreements to Agere.

Lucent has exited certain of its manufacturing operations and has increased its use of contract manufacturers. Except for systems integration and final assembly of its wireless products and systems integration, assembly and testing for selected optical products, it is currently using a sole-source supplier for a majority of the switching and wireless product lines and another sole-source supplier for the optical product line. In addition, several other contract manufacturers produce the majority of other products. Lucent is generally not committed to unconditional purchase obligations, except for a commitment that requires annual purchases of certain wireless components ranging from $275 to $425 over the next three years. However, Lucent is exposed to short-term purchase commitment levels. These short-term commitment levels are evaluated and established on a quarterly basis. As a result, any sudden and significant changes in forecasted demand requirements could adversely affect its results of operations and cash flows.

Environmental Matters

Lucent's current and historical operations are subject to a wide range of environmental protection laws. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities under way at numerous current and former facilities. Additional information and background on Lucent's environmental liabilities and obligations are set forth in the footnotes to Lucent's consolidated financial statements for the year ended September 30, 2001. It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Lucent records an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in Lucent's reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at June 30, 2002, cannot be reasonably estimated.

13. RECENT PRONOUNCEMENTS

Lucent is currently evaluating the impacts of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") and SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS 146") to determine the effect, if any, they may have on the consolidated financial position and results of operations. Lucent is required to adopt each of these standards effective with the first quarter of fiscal 2003, except SFAS 146, which will be effective with the second quarter of fiscal 2003.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 142 under which pre-existing goodwill will no longer be amortized. Identifiable intangible assets will continue to be amortized over their useful lives. The criteria for recognizing an intangible asset have also been revised. As a result, the Company is in the process of reassessing the classification and useful lives of its previously acquired goodwill and other intangible assets. SFAS 142 also requires that goodwill be tested for impairment initially within one year of adoption and at least annually thereafter. If an impairment loss exists as a result of the transitional goodwill impairment test, the implementation of SFAS 142 could result in a one-time charge to earnings as a cumulative effect of accounting change. The goodwill impairment test is a two-step process that requires goodwill to be allocated to reporting units which are reviewed by its segment managers. In the first step, the fair value of the reporting unit is compared with the carrying value of the reporting unit. If the fair value of the reporting unit is less than the carrying value of the reporting unit, goodwill impairment may exist, and the second step of the test is performed. In the second step, the implied fair value of the goodwill is compared with the carrying value of the goodwill and an impairment loss will be recognized to the extent that the carrying value of the goodwill exceeds the implied fair value of the goodwill. As of June 30, 2002, there was approximately $259 of net goodwill primarily within the INS segment that will be subject to this new pronouncement and will no longer be amortized.

In June 2001, the FASB issued SFAS 143, which establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the future costs of retiring a tangible long-lived asset will be recorded as a liability at their present value when the retirement obligation arises, and will be amortized to expense over the life of the asset. Lucent is in the process of identifying assets with retirement obligations, including leased properties that contractually obligate the Company to remove leasehold improvements and restore the properties to the original condition.
The Company does not expect that SFAS 143 will materially affect our consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

In August 2001, the FASB issued SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 ("APB 30") for the disposal of a segment of a business. SFAS No. 144 retains the basic principles of SFAS No. 121 for long-lived assets to be disposed of by sale or held and used and modifies the accounting and disclosure rules for discontinued operations.

In July 2002, the FASB issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force ("EITF") has set forth in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS 146 revises the accounting for certain lease termination costs and employee termination benefits, which are generally recognized in connection with restructuring activities.

14. STOCK OPTION EXCHANGE OFFER

On April 22, 2002, Lucent commenced a voluntary offer to eligible employees to exchange certain outstanding stock options to purchase shares of Lucent common stock, including all stock options issued during the six-month period ended April 22, 2002, for Lucent's promise to grant a new stock option on or about November 25, 2002. Employees who participated in the offer tendered stock options to purchase an aggregate of 213.2 million shares of Lucent common stock, which have been cancelled, in exchange for Lucent's promises to grant new stock options to purchase up to an aggregate of 123.2 million shares of Lucent common stock. The exercise price of the new stock options will be at least equal to the fair market value of Lucent's common stock on the date of grant.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

OUR RESTRUCTURING PROGRAM

Since beginning our restructuring program during the quarter ended March 31, 2001, we have realigned our resources for the opportunities that we currently believe to be the most profitable for us -- the large service provider market. We evaluated our manufacturing operations and decided to sell or otherwise lease certain of our manufacturing facilities and make greater use of contract manufacturers. We assessed our product portfolio and associated research and development ("R&D"), made decisions based on the needs of our largest service provider customers, deployed our resources to meet those needs and then streamlined the rest of our operations to support those reassessments. We eliminated some marginally profitable or non-strategic product lines; merged certain technology platforms; consolidated development activities; eliminated management positions and eliminated many duplications in marketing functions and programs and centralized our sales support functions, which resulted in reduced associated product development costs. We sold the assets relating to a number of product lines whose products did not support our large service provider customers or our strategy. We initiated actions to close facilities and reduce the workforces in about 40 of the approximately 60 countries in which we operated at the end of fiscal 2000. Due to continuing market declines, we have committed to additional restructuring actions that resulted in a net business restructuring charge of $808 million in the current quarter. These restructuring actions were designed to enable us to achieve earnings per share ("EPS") breakeven at a quarterly revenue level of $3.5 billion with a gross margin rate in the low 30 percent range. Additional restructuring actions are being developed to further reduce our EPS breakeven to below the $3.5 billion quarterly revenue level during fiscal 2003, which will likely result in a restructuring charge in the fourth fiscal quarter of 2002. We generally expect to complete each restructuring plan within 12 months of committing to it.

MARKET ENVIRONMENT AND STRATEGIC DIRECTION

During fiscal 2001, the global telecommunications market deteriorated, reflecting a significant decrease in the competitive local exchange carrier market and a significant reduction in capital spending by established service providers. This trend has continued during the first nine months of fiscal 2002 and is expected to continue at least throughout calendar 2002. We estimate that large service providers continue to reduce their calendar year-over-year capital spending budgets by more than 20%, primarily in the wireline market. Reasons for this reduction include the economic slowdown, network overcapacity, customer bankruptcies, network build-out delays and limited capital availability. As a result, our sales and results of operations have been adversely affected.

During this prolonged market downturn, we have concentrated on the things we can control, such as working closely with our customers to position the full breadth of our products and services, significantly reducing our cost structure, reducing our breakeven revenue figure and improving our balance sheet. However, if capital investment levels continue to decline, or if the telecommunications market does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. In addition, if our sales volume and product mix does not improve, or we do not continue to realize cost reductions or reduce inventory related charges, our gross margin percentage may not improve as much as we have targeted, resulting in lower than expected results of operations.

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

We restructured our operations into distinct wireline and wireless units, and began to target the large service providers in each segment, which we believe offer us the best opportunity for future growth and stable revenue. We believe structuring our business along customer lines - wireline and wireless - enables us to better serve and anticipate the needs of our large service provider customers.

Our wireline segment, Integrated Network Solutions ("INS"), focuses on global wireline service providers, including long distance carriers and both traditional local telephone companies and Internet service providers. INS primarily sells and services core switching, access and optical networking products. Our wireless segment, Mobility Solutions, offers products to support the needs of its customers for radio access and core networks and primarily sells and services wireless products to wireless service providers. Both segments offer network management and application and service delivery products. We support these two new segments through a number of

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

Most of our sales are generated from complex contractual arrangements, which require significant revenue recognition judgments, particularly in the areas of multiple element arrangements and collectibility. Revenue from contracts with multiple element arrangements, such as those including installation and integration services, are recognized as each element is earned based on objective evidence of the relative fair values of each element and when there are no undelivered elements that are essential to the functionality of the delivered elements. We have determined that most of our equipment can be installed by the customer or a third party, and as a result, revenue may be recognized upon delivery of the equipment in those situations, provided all other revenue recognition criteria are met. The assessment of collectibility is particularly critical in determining whether revenue should be recognized in the current market environment. As part of the revenue recognition process, we determine whether trade and notes receivables are reasonably assured of collection based on various factors, including our ability to sell these receivables and whether there has been deterioration in the credit quality of our customers that could result in our being unable to collect or sell the receivables. In situations where we have the ability to sell the receivable, revenue is recognized to the extent of the value we could reasonably expect to realize from the sale. We will defer revenue and related costs if we are uncertain as to whether we will be able to sell or collect the receivable. We will defer revenue and recognize costs when we determine that the collection or sale of the receivable is unlikely. For sales generated from long-term contracts, primarily those related to customized network solutions and network build-outs, we generally use the percentage of completion method of accounting. In connection therewith, we make important judgments in estimating revenue and cost and in measuring progress towards completion. These judgments underlie our determinations regarding overall contract value, contract profitability and timing of revenue recognition. Revenue and cost estimates are revised periodically based on changes in circumstances; any losses on contracts are recognized immediately. We also sell products through multiple distribution channels, including resellers and distributors. For products sold through these channels, revenue is generally recognized when the reseller or distributor sells the product to the end user. The total amount of deferred income, including deferrals relating to collectibility concerns, at June 30, 2002, was $653 million.

We are required to estimate the collectibility of our trade receivables and notes receivable. A considerable amount of judgment is required in assessing the realization of these receivables, including the current creditworthiness of each customer and related aging of the past due balances. Our provisions for bad debt and customer financing during fiscal 2001 and for the nine months ended June 30, 2002, amounted to $2.2 billion and $829 million, respectively. Our June 30, 2002, reserves included in the $2.2 billion of trade receivables was $517 million and there were approximately $790 million of reserves on the $1.2 billion of drawn commitments under our customer financing program. We evaluate specific accounts when we become aware of a situation where a customer may not be able to meet its financial obligations due to a deterioration of its financial viability, credit ratings or bankruptcy. The reserve requirements are based on the best facts available to us and reevaluated and adjusted as additional information is received. Our reserves also are determined by using percentages applied to certain aged receivable categories. (Refer to LIQUIDITY AND CAPITAL RESOURCES - Customer finance commitments for additional discussion on procedures performed related to customer financing.) Significant increases in reserves have been recorded in recent periods and may occur in the future due to the current market environment. In addition, we currently have approximately $640 million of net assets included in receivables, contracts in process and other assets from long-term projects that have been winding down in Saudi Arabia. We have concluded that these net assets are realizable based on our contractual rights and past collection history.

We are required to state our inventories at the lower of cost or market. In assessing the ultimate realization of inventories, we are required to make judgments as to future demand requirements and compare that with the current or committed inventory levels. Our reserve requirements generally increase as our projected demand requirements decrease due to market conditions, technological and product life cycle changes as well as longer than previously expected usage periods. We have experienced significant changes in required reserves in recent periods due to changes in strategic direction, such as discontinuances of product lines as well as declining market conditions. As a result, we incurred inventory charges of $2.4 billion and approximately $350 million during fiscal 2001 and the nine months ended June 30, 2002, respectively. Inventories of $2.0 billion at June 30, 2002, are net of reserves of approximately $1.5 billion. It is possible that significant changes in required inventory reserves may continue to occur in the future if there is a further decline in market conditions and if additional

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

restructuring actions are taken.

We currently have significant deferred tax assets resulting from tax credit carryforwards, anticipated net operating losses and other deductible temporary differences, which will reduce taxable income in future periods. We established a full valuation allowance for our remaining deferred tax assets and recognized a $5.9 billion charge during the current quarter. We had previously provided valuation allowances only for future tax benefits resulting from foreign tax credits, most state and foreign net operating losses and capital losses with relatively short carryforward periods. We believed it was more likely than not that the remaining net deferred tax assets of $5.2 billion at March 31, 2002 would be realized principally based upon forecasted taxable income, generally within the twenty-year R&D credit and net operating loss carryforward periods, giving consideration to substantial benefits realized to date through our restrucuturing program. SFAS No. 109 requires a valuation allowance be established when it is "more likely than not" that all or a portion of deferred tax assets will not be realized and that it is difficult to conclude that a valuation allowance is not needed when there is negative evidence such as cumulative losses in recent years. Therefore, cumulative losses weigh heavily in the overall assessment. We identified several significant developments which we considered in determining the need for a full valuation allowance recorded in the current quarter, including the continuing and more recent severe market decline, uncertainty and lack of visibility in the telecommunications market as a whole, a significant decrease in sequential quarterly revenue levels, a decrease in sequential earnings after several quarters of sequential improvement and the necessity for further restructuring and cost reduction actions to attain profitability. As a result of our assessment, we increased our total valuation allowance on deferred tax assets to approximately $7.5 billion resulting in the $5.9 billion charge. We expect to record a full valuation allowance on future tax benefits until we can sustain an appropriate level of profitability and until such time, we would not expect to recognize any significant tax benefits in our future results of operations.

We currently have intangible assets, including goodwill and other acquired intangibles of $367 million, primarily within the INS segment, and capitalized software development costs of $820 million. The determination of related estimated useful lives and whether these assets are impaired involves significant judgments based upon short- and long-term projections of future performance. Certain of these forecasts reflect assumptions regarding our ability to successfully develop and ultimately commercialize acquired technology. Changes in strategy and/or market conditions may result in adjustments to recorded asset balances. For example, we had taken significant impairment charges, including $4.1 billion related to goodwill and other acquired intangibles and $362 million related to capitalized software under our restructuring program during fiscal 2001. The continued and more recent sharp decline in the telecommunications market prompted an assessment of all key assumptions underlying our goodwill valuation judgments, including those relating to short and longer-term growth rates. As a result of our analysis, we determined that an impairment charge of $837 million was required because the forecasted undiscounted cash flows was less than the book values of certain businesses. The charge was measured on the basis of comparison of estimated fair values with corresponding book values and relates primarily to goodwill recorded in connection with our September 2000 acquisition of Spring Tide. Fair values were determined on the basis of discounted cash flows. Goodwill and other acquired intangibles at June 30, 2002 primarily relates to the remaining $113 million of goodwill and other acquired intangibles for Spring Tide and the remaining $128 million balance of goodwill and other acquired intangibles relating to our acquisition of Yurie Systems, Inc., which provides Asynchronous Transfer Mode access equipment. We have concluded that this amount is realizable based upon projected undiscounted cash flows through 2006. Due to uncertain market conditions and potential changes in our strategy and product portfolio, it is possible that forecasts used to support our intangible assets may change in the future, which could result in additional non-cash charges that would adversely affect our results of operations and financial condition.

We have significant pension and postretirement benefit costs and credits, which are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates and expected return on plan assets, which are usually updated on an annual basis at the beginning of each fiscal year. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related pension and postretirement benefit costs or credits may occur in the future due to changes in the assumptions. Our current assumptions include a 7% discount rate, a 9% expected return on plan assets and a 4.5% rate of compensation increase. These are consistent with the prior year assumptions except that the discount rate was reduced by one-half of a percent due to current market conditions. Compared with the prior year interim period, our net pension and postretirement benefit credit has been reduced by $101 million to $719 million in the nine months ended June 30, 2002. Holding all other assumptions constant, a one-half percent increase or decrease in the discount rate would increase or decrease annual fiscal 2002 pre-tax income by approximately $125 million. Likewise, a one-half percent increase or decrease in the expected return on plan assets would increase or decrease annual fiscal 2002 pre-tax income by $200 million. Subsequent to June 30, 2002, the estimated accumulated benefit obligation ("ABO") related to the management employees' pension plan has at times exceeded the fair value of its plan assets. If the ABO exceeds the fair value of the plan assets at September 30, 2002, we will be required to establish a minimum liability for the difference and record a direct

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

charge to equity to the extent the minimum liability exceeds the unrecognized prior service cost. However, this charge would not impact our results of operations.

During fiscal 2001 and fiscal 2002, we recorded significant charges in connection with our restructuring program. The related reserves reflect many estimates, including those pertaining to separation costs, inventory, settlements of contractual obligations and proceeds from asset sales.
We reassess the reserve requirements to complete each individual plan under our restructuring program at the end of each reporting period. Actual experience has been and may continue to be different from these estimates. For example, we reflected a net reversal of $222 million for plans existing as of September 30, 2001, and have reflected charges of $942 million for new plans. As of June 30, 2002, and September 30, 2001, liabilities associated with our restructuring program were $1 billion and $1.6 billion, respectively. For more information, see Note 2 to the unaudited consolidated financial statements.

We are subject to proceedings, lawsuits and other claims, including proceedings under laws and government regulations related to securities, environmental, labor, product and other matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. A determination of the amount of reserves required, if any, for these contingencies is based on a careful analysis of each individual issue with the assistance of outside legal counsel. The required reserves may change in the future due to new developments in each matter or changes in approach such as a change in settlement strategy in dealing with these matters. For more information, see Note 12 to the unaudited consolidated financial statements.

The impact of changes in the estimates and judgments pertaining to revenue recognition, receivables and inventories is directly reflected in our segments' operating income (loss). Although any charges related to our net deferred tax assets and goodwill and other acquired intangibles are not reflected in the segment results, the long-term forecasts supporting the realization of those assets and changes in them are significantly affected by the actual and expected results of each segment. Generally, the changes in estimates related to pension and postretirement benefits, our restructuring program and litigation will not affect our segment results, although execution of the restructuring plans by each segment may cause related changes in the estimates.

We have discussed the application of these critical accounting policies with our board of directors and Audit and Finance Committee. There was no initial adoption of any accounting policies during the nine months ended June 30, 2002.

CONSOLIDATED RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED JUNE 30, 2002, VERSUS THREE AND NINE MONTHS ENDED JUNE 30, 2001

Revenues

The following table presents our U.S. and non-U.S. revenues and the approximate percentage of total revenues (dollars in millions):

                                     Three months ended June 30,                    Nine months ended June 30,
                                 -----------------------------------              --------------------------------
                                  2002         2001         % change              2002         2001     % change
                                  ----         ----         --------              ----         ----     ---------
U.S.                             $2,051       $3,817         (46.3%)             $ 6,710      $10,638     (36.9%)
Non-U.S.                            898        2,069         (56.6%)               3,334        5,501     (39.4%)
                                 ------       ------                             -------      -------
Total revenues                   $2,949       $5,886         (50.0%)             $10,044      $16,139     (37.8%)
                                 ======       ======         ======              =======      =======     ======

                            Percentage of total revenues                           Percentage of total revenues
                        ------------------------------------                    -----------------------------------
U.S.                         69.5%               64.8%                               66.8%                65.9%
Non-U.S.                     30.5%               35.2%                               33.2%                34.1%

Continued reductions in capital spending by large service providers, primarily affecting our INS segment, and business dispositions were the primary reasons why the interim fiscal 2002 revenues were lower than the similar periods of the prior year. The revenue decline resulting from business dispositions was $644 million for the three months ended June 30, 2002, and $1.8 billion for the nine months ended June 30, 2002. The optical fiber business ("OFS"), which was sold during the first fiscal quarter of 2002, accounted for approximately 80% and 85% of the revenue decline associated with business dispositions for the three and nine months ended June 30, 2002, respectively. The impact of product rationalizations and discontinuances under our restructuring program has not had a significant effect on our overall trend of revenues.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Gross Margin

The following table presents our gross margin and the percentage to total revenues (dollars in millions):

                                                 Three months ended                 Nine months ended
                                                      June 30,                          June 30,
                                                ----------------------            ---------------------
                                                2002              2001            2002             2001
                                                ----              ----            ----             -----
  Gross margin                                 $ 651             $ 829           $1,888           $1,995
  Gross margin rate                             22.1%             14.1%            18.8%            12.4%

Changes in gross margin rate in the current interim fiscal periods as compared with the prior interim periods primarily resulted from:

   o the gross margin rate was higher in the current interim fiscal year periods as a result of significantly lower inventory related charges as compared with the prior interim fiscal year periods. These charges primarily resulted from weak market conditions that caused a sudden and significant decrease in demand for our products. As a result of lower inventory levels from our strategy of focusing on large service providers and improved inventory management, we reduced the amount of these charges in the current interim fiscal year periods. In addition, the prior interim fiscal year periods were adversely affected by higher warranty costs due to certain product performance issues not occurring in the current interim periods. These two factors improved gross margin rates by about 14 points for the three months ended June 30, 2002, and about 9 points for the nine months ended June 30, 2002;

   o gross margin includes a net charge of $43 million and $53 million for the three and nine months ended June 30, 2002, respectively, and $143 million and $679 million for the three and nine months ended June 30, 2001, respectively, for inventory charges associated with product line rationalizations and product line discontinuance under our restructuring program. The decrease in these net charges resulted in about a 1 point improvement in the gross margin rate for the three months ended June 30, 2002 and a 4 point improvement for the nine months ended June 30, 2002;

   o we reduced our fixed costs in response to the deterioration of global telecommunications market conditions, however, when combined with significantly lower revenue volumes, our fixed costs resulted in about a 4 point decline in the gross margin rate for the three months ended June 30, 2002 and about a 3 point decline for the nine months ended June 30, 2002; and

   o the sale of OFS negatively affected gross margin as a percentage of revenues by approximately 3 points for the three and nine months ended June 30, 2002.

To maintain or improve our current gross margin level depends upon market pricing, as well as our ability to improve sales volume and product mix, limit inventory related charges, continue cost reductions and market and product rationalization work, and introduce new products.

Operating Expenses

The following table presents our operating expenses (dollars in millions):

                                                  Three months ended June 30,         Nine months ended June 30,
                                                -----------------------------      -------------------------------
                                                  2002      2001    % change         2002       2001      % change
                                                -------   -------   --------       -------    --------    --------
Selling, general and administrative ("SG&A")
  expenses, excluding the following two items:  $  610    $  936     (34.8%)        $1,945    $ 3,356      (42.0%)
  Provision for bad debts and customer
    financings                                     186       877     (78.8%)           829      1,950      (57.5%)
  Amortization of goodwill and other acquired
    intangibles                                     75       233     (67.8%)           218        743      (70.7%)
                                                ------    ------    ------           -----    -------      ------
     Total SG&A                                    871     2,046     (57.4%)         2,992      6,049      (50.5%)
 R&D                                               480       793     (39.5%)         1,625      2,775      (41.4%)
 Business restructuring charges  and asset
  impairments, net                               1,602       541     196.1%          1,464      2,715      (46.1%)
                                                ------    ------    ------           -----    -------      ------
  Operating expenses                            $2,953    $3,380     (12.6%)        $6,081    $11,539      (47.3%)
                                                ======    ======    ======          ======    =======      ======


SG&A expenses

Excluding provisions for bad debts and customer financings and amortization of goodwill and other acquired intangibles, SG&A expenses decreased by 35% and 42% during the three and nine month periods, respectively, primarily from headcount reductions under our restructuring program and other cost savings initiatives that limited discretionary spending.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Provision for bad debts and customer financings

Many of our customers have been negatively affected by the continued decline in telecommunications market conditions. This has resulted in a decline in the creditworthiness of certain customers resulting in some having to file for bankruptcy or having been declared insolvent. As a result, we have provided reserves for certain trade and notes receivable and sold others at significant discounts in the interim periods presented. We may have to record additional reserves or write-offs in the future.

During the three and nine months ended June 30, 2002, the provisions included approximately $83 million and $393 million, respectively, related to customer financing with the balance for trade receivables. In addition, during the three and nine months ended June 30, 2002, approximately 66% and 76% of the total provisions were related to our INS customers and 30% and 24% were related to our Mobility customers. The remaining balances were not related to our reportable segments.

Provisions associated with two vendor finance projects, including One.Tel Ltd., accounted for a significant portion of the provision for the three months ended June 30, 2001. The provision for the nine months ended June 30, 2001, included provisions related to Winstar Communications, Inc., which filed for Chapter 11 protection on April 18, 2001.

Amortization of goodwill and other acquired intangibles

Amortization of goodwill and other acquired intangibles for the current interim periods was significantly lower than the prior year interim periods due to the write-down in fiscal 2001 of goodwill and other acquired intangibles, in particular, the discontinuance of the Chromatis product portfolio in connection with our restructuring program. As a result of the goodwill impairment charge in the three months ended June 30, 2002 (see Note 2 to the unaudited consolidated financial statements), amortization expense will be significantly lower in the fourth fiscal quarter of 2002 as compared with the current fiscal quarter.

R&D

The decrease in R&D expenses for the three and nine months ended June 30, 2002, as compared with the fiscal 2001 interim periods was primarily due to headcount reductions and product rationalizations under our restructuring program.

During the nine months ended June 30, 2002, 55% of our R&D was attributable to our INS segment and most of the remaining amounts were attributable to our Mobility segment. The INS spending was primarily related to next-generation products, including optical products for both long haul and metro networks, multi-service switches that can handle both Internet protocol services and multiple network traffic protocols, network operations software solutions, and digital subscriber line products. The Mobility spending was primarily related to next-generation Code Division Multiple Access ("CDMA") and Universal Mobile Telecommunications System technology ("UMTS").

Business restructuring charges and asset impairments, net

During the three months ended June 30, 2002, we recorded in operating expenses net business restructuring charges and asset impairments of $765 million , and an impairment charge of $837 million primarily related to Spring Tide goodwill (see Note 2 to the unaudited consolidated financial statements and APPLICATION OF CRITICAL ACCOUNTING POLICIES). This compares to $541 million of net business restructuring charges and asset impairments recorded during the three months ended June 30, 2001.

In addition to the net charges discussed above, operating expenses for the nine months ended June 30, 2002, included a net reversal of business restructuring charges and asset impairments of $138 million. This compares to $2.7 billion of net business restructuring charges and asset impairments recorded during the nine months ended June 30, 2001. For additional information on the current fiscal year progress see LIQUIDITY AND CAPITAL RESOURCES - Cash Requirements.

Other income (expense), net

The current quarter's other expense was largely related to a $162 million legal settlement (see Note 12 to the unaudited consolidated financial statements), investment write-downs of $64 million, primarily due to an other-than-temporary write-down of our investment in Commscope, and a legal settlement with Vtech (see Part II, Item 1. Legal Proceedings). Additionally, the nine months ended June 30, 2002, included $581 million of gains from business dispositions, primarily related to a $523 million gain realized from the sale of OFS, and interest income related to a tax settlement of $73 million. Subsequent to June 30, 2002, our equity investment in Commscope has continued to devalue. If this decline is considered other-than-temporary, we will incur an additional impairment charge in the fourth fiscal quarter of 2002.

Other income (expense) for the three months ended June 30, 2001, consisted of charges of approximately $72 million related to write-downs of certain equity investments, a charge of approximately $42 million related to the write-off of an embedded derivative asset due to the

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

credit risk and uncollectibility associated with One.Tel and other miscellaneous write-offs, partially offset by interest income of $56 million. Other income (expense) for the nine months ended June 30, 2001 primarily consisted of $277 million of write-downs of equity investments and the write-off associated with One.Tel noted above, partially offset by interest income of $203 million.

Interest Expense

Interest expense for the three months ended June 30, 2002 decreased slightly as compared with the prior year interim period. Lower interest expense resulted from a significant reduction in short-term debt. This was partially offset by interest related to our trust preferred securities, which were issued in March 2002. Due to the timing of the issuance, the trust preferred securities had a lesser impact on interest expense for the nine months ended June 30, 2002.

Provision (Benefit) for Income Taxes

The following table presents our provision (benefit) for income taxes and the related effective tax provision (benefit) rates (dollars in millions):


                                                 Three months ended June 30,             Nine months ended June 30,
                                                 ---------------------------           -----------------------------
                                                    2002             2001                2002                  2001
                                                 ----------        ---------           --------              -------
    Provision (benefit) for income taxes           $5,329          $ (967)              $4,782               $(3,394)
    Effective tax provision (benefit)
       rate                                         199.6%         (34.0%)               112.9%               (33.2%)

As discussed in more detail under "APPLICATION OF CRITICAL ACCOUNTING POLICIES", the effective tax provision rate for the current quarter was significantly more than the U.S. statutory rate due to a non-cash charge of $5.9 billion to provide a full valuation allowance on our remaining net deferred tax assets at June 30, 2002. The effective tax benefit rate excluding this charge would have been 21.0%, which was substantially lower than the U.S. statutory rate primarily due to the impact of certain non-tax deductible charges for business restructuring and asset impairment charges on the pre-tax loss.

The effective tax benefit rate on a year to date basis excluding the $5.9 billion charge discussed above would have been 26.1% which is less than the U.S. statutory rate due to the impact of certain non-tax deductible charges for certain business restructuring and asset impairment charges on the pretax loss, a $208 million charge for valuation allowances on foreign tax credit carryforwards that arose due to recent net operating loss carrybacks under new legislation and that are more likely than not to expire unused, offset by a $60 million favorable tax settlement and the tax impact from the gain on the sale of our optical fiber business, which had a low effective tax rate due to differences in the book and tax basis of the assets sold. The new legislation extended the net operating loss carryback period from two to five years. However, since the net operating loss carryforward provisions were not coupled with foreign tax credit carryforward relief, the additional valuation allowances were required. This change in the tax legislation resulted in a tax refund of $616 million in April 2002. Also affecting the effective tax benefit rate were non-deductible goodwill amortization and valuation allowances on certain state net operating loss carryforwards, offset in part by research and development tax credits and a low effective tax rate on the non-U.S. portion of the gain realized from the sale of our billing and customer care business.

The effective tax benefit rates for the three and nine months ended June 30, 2001, were lower than the U.S. statutory rate, primarily from the impact of non-tax deductible goodwill amortization and certain non-tax deductible charges for business restructuring and related asset impairments on the pre-tax loss, offset in part by research and development tax credits.

Loss from Continuing Operations

As a result of the above, loss from continuing operations and loss per common share amounts are as follows (amounts in millions, except per share amounts):

                                                              Three months ended June 30,      Nine months ended June 30,
                                                              ---------------------------      ---------------------------
                                                                   2002            2001           2002               2001
                                                                 --------         -------       -------             -------
    Loss from continuing operations                              $(7,999)         $(1,878)       $(9,017)          $(6,841)
    Basic and diluted loss per common share from
      continuing operations                                      $ (2.34)         $ (0.55)       $ (2.67)          $ (2.01)

    Weighted average number of common shares outstanding -
      basic and diluted                                          3,428.5          3,405.2        3,422.5           3,396.9

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.
Other

The income (loss) from discontinued operations during the three and nine months ended June 30, 2002, relates to revised estimates of our share of the expected loss on disposal of Agere Systems Inc. ("Agere") through the spin-off date of June 1, 2002. The loss from discontinued operations during the three and nine months ended June 30, 2001, relates to Agere and our power systems business (see
Note 4 to the unaudited consolidated financial statements).

During the nine months ended June 30, 2001, we realized an extraordinary gain of $1.2 billion, net of a $762 million tax provision, or $0.34 per basic and diluted share, from the sale of our power systems business.

Effective October 1, 2000, we recognized a net $38 million charge for the cumulative effect of certain accounting changes. This was comprised of a $30 million earnings credit ($0.01 per basic and diluted share) from the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" and a $68 million charge to earnings ($0.02 per basic and diluted share) from the adoption of Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements."

RESULTS OF OPERATIONS BY SEGMENT - THREE AND NINE MONTHS ENDED JUNE 30, 2002, VERSUS THREE AND NINE MONTHS ENDED JUNE 30, 2001

INS

The following table presents external revenues, U.S. and non-U.S., and operating loss (dollars in millions):

                                   Three months ended June 30,                          Nine months ended June 30,
                            ---------------------------------------------         -------------------------------------------
                                2002          2001              % change            2002            2001            % change
                               -----          ----              --------            ----            ----            ---------
U.S.                          $  770         $2,114               (63.6%)         $ 2,775         $  5,763             (51.8%)
Non-U.S.                         641          1,540               (58.4%)           2,311            3,881             (40.5%)
                              ------         ------                               -------         --------
Total INS revenues            $1,411         $3,654               (61.4%)         $ 5,086         $  9,644             (47.3%)
                              ======         ======                               =======         ========

Operating loss                $(541)         $(697)               (22.4%)         $(1,892)        $(3,651)             (48.2%)
                              ======         ======                               =======         ========

Return on sales              (38.3%)        (19.1%)         (19.2 points)         (37.2%)          (37.9%)          0.7 points
                              ======        ======                                =======         ========

During the three and nine months ended June 30, 2002, INS revenues declined as compared with the prior interim fiscal year periods by 61% and 47%. The declines resulted from continuing reductions and delays in capital spending by large service providers and were reflected in all product lines and geographic regions, except for China during the nine-month interim period. The deterioration of creditworthiness or financial condition of certain service providers also adversely affected revenues, although to a much lesser degree. Two-thirds of the decline was in the United States, and about one-third internationally, primarily in EMEA (Europe, Middle East and Africa). The five largest INS customers represented about 40% of its revenues during the nine months ended June 30, 2002, and about 50% of the revenue decline compared with the prior year interim period.

During the current quarter, the operating loss as compared with the prior fiscal year period reduced by $156 million to $541 million. This improvement was driven by a reduction in operating expenses of $615 million, partially offset by a reduction in gross margin of $459 million. The gross margin rate significantly declined primarily due to the large decrease in sales volume, partially offset by lower inventory charges and cost reductions. The reduction in operating expenses resulted from $569 million of lower expenses, primarily due to headcount reductions and less discretionary spending and $46 million of lower provisions for bad debts and customer financing.

During the nine months ended June 30, 2002, the operating loss declined as compared with the prior fiscal year period by $1.8 billion to an operating loss of approximately $1.9 billion. The improvement was due to significant decreases in operating expenses of approximately $2.6 billion, partially offset by reductions in gross margin of $838 million. The reasons for the decline in gross margin and the reduction in operating expenses were similar to those described above for the current quarter. In addition, provisions for bad debts and customer financing were lower by $583 million primarily due to the significant charges incurred for amounts due from Winstar in the prior year interim period.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Mobility

The following table presents external revenues, U.S. and non-U.S., and operating income (loss) (dollars in millions):

                                          Three months ended June 30,                      Nine months ended June 30,
                                      ----------------------------------------      ------------------------------------------
                                      2002           2001             % change        2002           2001             % change
                                      ----           ----             --------        ----           ----             --------
U.S.                                 $1,218         $1,248              (2.4%)       $3,637        $ 3,394                7.2%
Non-U.S.                                233            235              (0.9%)          861            798                7.9%
                                     ------         ------                           ------        -------
Total Mobility revenues

                                     $1,451         $1,483              (2.2%)       $4,498        $ 4,192                7.3%
                                     ======         ======                           ======        =======
Operating income (loss)
                                     $  152         $(996)              115.3%       $  183        $(1,477)             112.4%
                                     ======         ======                           ======        =======
Return on sales                       10.5%        (67.2%)         77.7 points         4.1%         (35.2%)        39.3 points
                                     ======         ======                           ======        =======


During the three months ended June 30, 2002, Mobility revenues as compared with the prior fiscal year period decreased by 2%. During the nine months ended June 30, 2002, Mobility revenues as compared with the prior fiscal year periods increased by 7%. The increase in the U.S. resulted from growth in products and services sold to certain service providers as they built out their wireless networks. The increase in non-U.S. revenues for the nine months ended June 30, 2002, resulted from higher revenues in China, partially offset by reductions in the Asia Pacific region primarily due to a loss of revenues from One.Tel in fiscal 2002, which went into receivership during 2001. The five largest Mobility customers represented 75% of its revenues during the nine months ended June 30, 2002, and substantially all of the revenue increase compared with the prior year interim period.

During the current quarter, operating income improved as compared with the prior fiscal year period by $1.1 billion, to $152 million. Increases in gross margin of $400 million and decreases in operating expenses of $748 million drove this improvement. The gross margin rate increased significantly due to lower inventory and warranty-related charges and cost reductions. The reduction in operating expenses resulted from a reduction in provisions for bad debts and customer financings of $611 million as well as headcount reductions and less discretionary spending. In the prior year, the Mobility segment incurred significant provisions for bad debts and customer financings for amounts due from One.Tel and another customer that experienced financial difficulties.

During the nine months ended June 30, 2002, operating income improved as compared with the prior fiscal year interim period by $1.7 billion to $183 million. Increases in gross margin of $693 million and decreases in operating expenses of $967 million drove the improvement. The reasons for the higher gross margin and reduction in operating expenses were similar to those described above for the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow for the nine months ended June 30, 2002

Net cash provided by (used in) operating activities

Net cash provided by (used in) operating activities was $46 million for the nine months ended June 30, 2002. This primarily resulted from a loss from continuing operations of $1.5 billion (adjusted for non-cash items) and changes in other operating assets and liabilities of $1.8 billion, offset by a reduction in working capital requirements (accounts receivable, inventories and contracts in process and accounts payable) of $3.3 billion. The reduction in working capital primarily resulted from the decrease in sales volume during the current quarter compared with the fourth quarter of fiscal 2001. A significant reduction in working capital was a $2.0 billion decrease in receivables. Consistent with the decrease in receivables during the nine-month period, the average receivable days sales outstanding decreased from 80 days at September 30, 2001, to 78 days at June 30, 2002. Improvements in inventory and contracts in process also resulted from our continued efforts to streamline inventory supply chain operations and higher billings for our long-term contracts. The changes in other operating assets and liabilities include cash outlays under our restructuring program of $811 million and a reduction in other operating assets and liabilities due to the decrease in sales volume and lower headcount. Tax refunds received in the second and third quarter of fiscal 2002 amounted to $953 million.

Net cash provided by investing activities

The net cash provided by investing activities of $1.5 billion for the nine months ended June 30, 2002, was primarily from the $2.1 billion of cash proceeds received from the sale of our optical fiber business and approximately $400 million of cash proceeds from other business dispositions and sale of certain manufacturing operations, partially offset by $865 million of purchases of short-term investments and capital expenditures of $312 million.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Net cash provided by financing activities

Net cash provided by financing activities of $629 million for the nine months ended June 30, 2002, was primarily due to $1.75 billion of proceeds received from the sale of trust preferred securities in March 2002, partially offset by repayments under our credit facilities of $1.0 billion and preferred stock dividend payments of $73 million.

Cash Requirements

   Our cash requirements over the next 12 months are primarily to fund:

   o  operations, including spending on R&D;

   o  restructuring requirements;

   o  capital expenditures;

   o capital requirements in connection with our existing customer financing commitments; and

   o  debt service and preferred dividend requirements.

Restructuring

The additional actions we committed to in the third quarter of fiscal 2002 are expected to yield an annual cash savings of $700 million, $400 million of which is expected from operating expenses.

Total cash requirements under the restructuring program, are expected to be approximately $2.3 billion. Approximately $1.3 billion was paid through June 30, 2002, with the majority of the remainder to be paid over the next 12 months, except for lease obligations of $430 million, which will be paid over a longer period. Our future cash requirements will also be impacted by our additional restructuring actions that are being developed.

We expect to complete most of the restructuring actions initiated through June 30, 2002, by the first quarter of fiscal 2003. If implemented in the manner and on the timeline we intend, we expect to realize most of the benefits of our restructuring program by the second quarter of fiscal 2003. However, there can be no assurance that our restructuring program will achieve all of the cost and expense reductions and other benefits we anticipate or on the timetable contemplated.

Customer finance commitments

The following table presents our customer financing commitments at June 30, 2002, and September 30, 2001, (dollars in billions):


                                            June 30, 2002                                     September 30, 2001
                            ---------------------------------------------        ---------------------------------------------
                            Total loans                                          Total loans
                                and                                                  and
                            guarantees           Loans         Guarantees        guarantees          Loans          Guarantees
                            ------------         -----         ----------        --------------      -----          ----------
   Drawn commitments           $1.2               $0.9             $0.3               $3.0            $2.6              $0.4
   Available but not drawn      0.6                0.6                -                1.4             1.4                 -
   Not available                0.2                0.2                -                0.9             0.6               0.3
                               ----               ----             ----               ----            ----              ----
   Total commitments           $2.0               $1.7             $0.3               $5.3            $4.6              $0.7
                               ====               ====             ====               ====            ====              ====

Some of our customers worldwide require their suppliers to arrange or provide long-term financing for them as a condition of obtaining or bidding on infrastructure projects. These projects may require financing in amounts ranging from modest sums to more than a billion dollars. We use a disciplined credit evaluation and business review process that takes into account the credit quality of individual borrowers and their related business plans, as well as market conditions. We consider requests for financing on a case-by-case basis and offer financing only after careful review. As market conditions permit, our intention is to sell or transfer these long-term financing arrangements, which may include both commitments and drawn-down borrowings, to financial institutions and other investors. This enables us to reduce the amount of our commitments and free up additional financing capacity. As part of the revenue recognition process, we determine whether the notes receivable under these contracts are reasonably assured of collection based on various factors, including our ability to sell these notes. Deterioration in the credit quality of our customers may further increase our capital needs if we are unable to sell the notes representing existing customer financings or to transfer future funding commitments to financial institutions and investors on acceptable terms and in the expected timeframes. We expect that approximately one-half of the $751 million undrawn commitments at June 30, 2002, may be drawn during the next 12 to 15 months, and the rest will likely expire undrawn. In addition, our capital needs associated with customer financing may increase if our ability to sell the notes representing existing customer financing, or transfer future funding commitments, on acceptable terms to financial institutions and investors is limited by a deterioration in the credit quality of the customers to which we have extended financing.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

In September 2000, we and a third party created a non-consolidated Special Purpose Trust ("Trust") for the purpose of allowing us from time to time to sell on a limited-recourse basis customer finance loans and receivables ("Loans") at any given point in time. Due to our credit downgrade in February 2001, we are unable to sell additional Loans to the Trust. As of June 30, 2002, the Trust held approximately $350 million of customer financing loans and receivables. For additional information, see "Special Purpose Entities."

As part of our credit process we monitor the drawn and undrawn commitments and guarantees of debt to our customers. Customers are reviewed on a quarterly or annual basis depending upon their risk profile. As part of our review, we assess the customer's short-term and long-term liquidity position, current operating performance versus plan, execution challenges facing the company, changes in competitive landscape, industry and macroeconomic conditions, and changes in management and sponsors. Depending upon the extent of any deterioration of a customer's credit profile or non-compliance with our legal documentation, we undertake actions that could include canceling the commitment, compelling the borrower to take corrective measures, and increasing efforts to mitigate potential losses. These actions are designed to mitigate unexpected events that could have an impact on our future results of operations and cash flows. However, there can be no assurance that this will be the case. Adverse industry conditions have negatively affected the creditworthiness of several customers that participate in our customer-financing program. The decrease in the drawn and total commitments from September 30, 2001, was primarily due to the removal of approximately $1 billion of fully reserved accounts, sales of loans and cancellations, partially offset by drawdowns. Reserves associated with total drawn commitments, including guarantees, were approximately $790 million reflecting a net exposure of approximately $400 million.

Our overall customer financing exposure, coupled with a continued decline in telecommunications market conditions, negatively affected results of operations and cash flows in fiscal 2001 and has continued through fiscal 2002. We will continue to provide or commit to financing, on a more limited basis, where appropriate for our business. Our ability to arrange or provide financing for our customers will depend on a number of factors, including our capital structure, credit rating and level of available credit, and our continued ability to sell or transfer commitments and drawn-down borrowings on acceptable terms. Due to recent economic uncertainties and reduced demand for financings in capital and bank markets, we may be required to continue to hold certain customer financing obligations for longer periods prior to the sale to third-party lenders. In addition, specific risks associated with customer financing, including the risks associated with new technologies, new network construction, market demand and competition, customer business plan viability and funding risks have required us to hold certain customer financing obligations and retain the related credit risk over a longer term. Any unexpected developments in our customer financing arrangements could negatively affect revenue, results of operations and cash flows in the future. In addition, we may be required to record additional reserves related to customer financing in the future.

Debt service and preferred dividend requirements

Debt service primarily represents interest payments on our short- and long-term debt and trust preferred securities. Preferred dividend requirements represent payments on our redeemable convertible preferred stock. We expect these requirements over the next 12 months to be in the range of $500 million to $600 million.

Sources of Cash

We expect to fund our cash requirements over the next 12 months through a combination of the following sources:

   o  cash and cash equivalents as of June 30, 2002;

   o  short-term investments as of June 30, 2002;

   o  available credit under our credit facility (see Credit facility);

   o  business dispositions and asset sales;

   o  capital market transactions; and

   o  accounts receivable securitization facility.

Our net liquidity was approximately $6.9 billion on June 30, 2002, which consisted of cash and cash equivalents of $4.6 billion, short-term investments of $867 million and availability under our credit facility of $1.5 billion. As of June 30, 2002, no amounts were outstanding under our credit facility.

Credit facility

As a result of undertaking certain debt reduction transactions and generating funds from certain specified non-operating sources in fiscal 2001 and 2002, the total lending commitment under our credit facility was reduced to $1.5 billion.

The credit facility is secured by liens on substantially all of our assets. Our ability to access our credit facility is subject to our compliance with its terms and conditions, including

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

financial covenants. These financial covenants require us to have minimum earnings before interest, taxes, depreciation, amortization ("EBITDA") and certain other items and minimum net worth (each as defined and amended under the credit facility) measured at the end of each fiscal quarter. As of June 30, 2002, we were in compliance with these covenants, however, we are required to sustain or improve our financial performance in future quarters to remain in compliance. On June 11, 2002, we entered into an amendment to our credit facility that expires in February 2003. The amendment provided additional flexibility to meet or exceed minimum quarterly EBITDA levels. The consolidated quarterly EBITDA levels were amended to an EBITDA loss of $325 million and $300 million for the next two fiscal quarters, respectively. A continued downturn in our principal markets could make it more difficult for us to satisfy these requirements, which could result in a default under our credit facility.

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

Our credit facility matures in February 2003. We expect to replace this facility prior to maturity, however, we cannot assure you that we will be able to do so on acceptable terms.

Capital market transaction

On March 19, 2002, we sold 1,750,000 of 7.75% cumulative convertible trust preferred securities for an aggregate amount of $1.75 billion. Fees paid in connection with this transaction were approximately $46 million. We intend to use the net proceeds for general corporate purposes, which over time may be used to fund certain items discussed in "Cash requirements," however, we do not currently anticipate using a significant amount of these proceeds to satisfy these cash requirements in the near term. We invested the net proceeds in investment grade, interest-bearing securities. For additional information on the sale, see Note 8 to the unaudited consolidated financial statements.

Business dispositions, asset sales and sale of manufacturing operations

The following summarizes the significant dispositions during the current fiscal year. These dispositions are not expected to have a significant impact on our future results of operations except for the sale of OFS, which had revenues and pretax income of $2 billion and $541 million, respectively, during fiscal 2001.

On November 16, 2001, we completed the sale of OFS to The Furukawa Electric Co., Ltd. for $2.3 billion, $173 million of which was paid to us in CommScope, Inc. common stock. In addition, we entered into an agreement on July 24, 2001, to sell two China-based joint ventures -- Lucent Technologies Shanghai Fiber Optic Co., Ltd. and Lucent Technologies Beijing Fiber Optic Cable Co., Ltd. -- to Corning Incorporated for $225 million. We are discussing with Corning whether a portion of the proceeds may be paid in Corning common stock, and if so, under what terms. This transaction, which is subject to approval by our partners in the joint ventures, foreign governmental approvals and other customary closing conditions, is expected to close during the fourth quarter of fiscal 2002.

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

On May 31, 2002, we completed an agreement with Solectron Corporation to sell certain manufacturing equipment and inventory for approximately $100 million in cash, subject to post closing adjustments, and commenced a three-year supply agreement with Solectron for certain optical networking products. Due to continuing market uncertainties, Lucent and Solectron are currently in discussions that may result in changes to these agreements.

On July 31, 2002, we completed the sale of the enterprise professional services portion of our services business to International Network Services Inc. for $11 million in cash.

Accounts receivable securitization facility

At June 30, 2002, $20 million was outstanding under our $500 million securitization facility that expires in June 2004. However, continued availability of this facility is contingent on the

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

annual renewal of certain bank commitments to fund incremental purchases under certain circumstances. Our ability to obtain additional proceeds depends on a combination of factors, including our credit ratings and increasing the level of our eligible accounts receivable available for securitization. As of June 30, 2002, the total ownership rights in the receivables (undivided interest) in the securitization were collateralized by $897 million of accounts receivable.

Future capital requirements

We believe our cash and cash equivalents, short-term investments, availability under our credit facility and other planned sources of liquidity are currently sufficient to meet our requirements over the next 12 months. However, we cannot assure that these sources of liquidity will be available when needed or that our actual cash requirements will not be greater than we currently expect. As market conditions permit, we may raise additional capital, which would include raising funds through equity or debt offerings. In addition, our credit facility matures in February 2003. Although we expect to replace this facility prior to maturity, we cannot assure that we will be able to do so on acceptable terms for the same amount or at all. If our sources of liquidity are not available or if we cannot generate positive cash flow from operations, we might be required to obtain additional sources of funds through additional operating improvements, asset sales and financing from third parties, or a combination thereof. Although we believe that we have the ability to take these actions, we cannot assure that these additional sources of funds, if available, would have reasonable terms.

Credit ratings

Our credit ratings as of August 9, 2002, are as follows:

                                                   Convertible             Trust
                                Long-term           preferred            preferred
Rating Agency                      debt               stock              securities           Last update
-------------                   ---------         ------------          ----------          -------------
Standard & Poor's               B+ (n)                CCC+                  CCC+             August 5, 2002
Moody's                         B2 (n)                Caa2                  Caa1             March 22, 2002
Fitch                           B+ (n)                CCC+                  CCC+             June 13, 2002

---------
(n) Ratings outlook is negative.

Our credit ratings are below investment grade. As a result of past downgrades, we no longer have the ability to participate in the commercial paper market and are unable to sell trade and notes receivables to the Trust (see Customer finance commitments). In addition, a credit downgrade affects our ability to enter into and maintain certain contracts on favorable terms, and increases our cost of borrowing.

Agere Spin-off Update

Effective June 1, 2002, we completed our spin-off of Agere. For additional information on the spin-off, see Note 4 to the unaudited consolidated financial statements.

Letters of Credit

Letters of credit are purchased guarantees that ensure Lucent's performance or payment to third parties in accordance with specified terms and conditions. At June 30, 2002 and September 30, 2001, $783 million and $900 million were outstanding.

Special Purpose Entities

We have used special purpose entities for the sales and securitizations of receivables and in real estate financing arrangements. The Financial Accounting Standards Board is currently proposing amendments to existing accounting standards that will require the consolidation of certain special purpose entities. If these proposed amendments are approved in their existing form, it may require us to consolidate the Trust that we have used to sell certain customer finance loans and receivables to and this will result in adding approximately $350 million of long-term notes receivable and debt obligations to our balance sheet. In addition, we are a lessee under a synthetic lease agreement for real properties whereby a non-consolidated special purpose entity may require consolidation, which will result in adding approximately $100 million of land and buildings and debt obligations to our balance sheet. We are currently analyzing these proposed amendments to existing accounting standards, and if they are adopted in their existing form, we believe we will be required to consolidate the aforementioned special purpose entities beginning April 1, 2003.

RISK MANAGEMENT

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices that could affect our results of operations and financial condition. We manage our

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

exposure to these market risks through our regular operating and financing activities and, when deemed appropriate, hedge these risks through the use of derivative financial instruments. We use the term hedge to mean a strategy designed to manage risks of price or rate movements on certain assets, liabilities or anticipated transactions and by creating a relationship in which gains or losses on derivative instruments are expected to counterbalance the losses or gains on the assets, liabilities or anticipated transactions exposed to such market risks. We use derivative financial instruments as risk management tools and not for trading or speculative purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage our exposure to nonperformance on such instruments. Our risk management objective is to minimize the effects of volatility on our cash flows by identifying the recognized assets and liabilities or forecasted transactions exposed to these risks and appropriately hedging them with either forward contracts or, to a lesser extent, option contracts, swap derivatives or by embedding terms into certain contracts that affect the ultimate amount of cash flows under the contract. We generally do not hedge our credit risk on customer receivables.

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

We have not changed our foreign exchange risk management strategy since the year ended September 30, 2001. However, during the second fiscal quarter we modified our policy to no longer designate certain freestanding foreign currency derivatives as hedging instruments for accounting purposes against our intercompany and external foreign-currency-denominated loans. This modification did not materially impact our results of operations. We will continue to hedge all types of foreign currency risk to preserve our economic cash flows but generally do not expect to designate related derivative instruments as hedges under current accounting standards for cost/benefit reasons unless the benefits of doing so are material. We are currently in the process of further centralizing the foreign exchange and liquidity management needs of many of our operating subsidiaries under the model of an in-house bank. While this implementation would not change the fundamental objective of our foreign currency risk management policy, it is expected to yield benefits by way of economic efficiency, process efficiency and improved visibility of financial flows.

Interest Rate Risk

We use a combination of financial instruments, including medium-term and short-term financings, variable-rate debt instruments and, to a lesser extent, interest rate swaps to manage the interest rate mix of our total debt portfolio and related cash flows. To manage this mix, we may enter into interest rate swap agreements in which we agree to exchange various combinations of fixed and/or floating interest rates based on agreed-upon notional amounts. We had interest rate swap agreements with an aggregate notional amount of $400 million in effect at June 30, 2002, that hedge a portion of a long-term, fixed-rate debt obligation due in July 2006. Under these swaps, we receive a fixed interest rate of 7.25% and pay an average floating rate of LIBOR plus 2.73%. As of June 30, 2002, LIBOR was approximately 1.87%. The fair value of these interest swaps at June 30, 2002, was not material. The objective of maintaining the mix of fixed and floating rate debt is to mitigate the variability of cash flows resulting from interest rate fluctuations, as well as reduce the cash flows attributable to debt instruments. Our portfolio of customer finance notes receivable predominantly comprises variable-rate notes at LIBOR plus a stated percentage and subjects us to variability in cash flows and earnings for the effect of changes in LIBOR. We do not enter into derivative transactions on our cash equivalents and short-term investments, since their relatively short maturities do not create significant risk. We have not changed our interest rate risk management strategy since September 30, 2001, and do not foresee or expect any significant changes in our exposure to interest rate fluctuations.

Equity Price Risk

Our investment portfolio consists of equity investments accounted for under the cost and equity methods as well as equity investments in publicly-held companies that are classified as available-for-sale. These available-for-sale securities are exposed to price fluctuations and are generally concentrated in the high-technology and the telecommunications industries, many of which are small capitalization stocks. At June 30, 2002, the fair value of one available-for-sale security totaled $128 million out of a total available-for-sale portfolio of $153 million. Due to the continued weak economic conditions in the technology sector, we may, from time to time, record impairment losses and write down the carrying value of certain equity investments when the

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

declines in fair value are other than temporary. The impairment losses recorded were $56 million and $114 million for the three months and nine months ended June 30, 2002, respectively. We generally do not hedge our equity price risk, and as of June 30, 2002, we had no outstanding hedge instruments for our equity price risk.

OTHER INFORMATION

On November 21, 2000, we announced that we had identified an issue affecting revenue in the fourth fiscal quarter of 2000. We informed the SEC and initiated a review by our outside counsel and outside auditors. In late December 2000, we announced the results of the review, which resulted in certain adjustments to our fourth fiscal quarter of 2000 results. We are cooperating fully with the SEC's investigation of these matters.

RECENT PRONOUNCEMENTS

See discussion in Note 13 to the unaudited consolidated financial statements.

LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

See discussion in Note 12 to the unaudited consolidated financial statements.

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

IF THE TELECOMMUNICATIONS MARKET DOES NOT IMPROVE, OR IMPROVES AT A SLOWER PACE THAN WE ANTICIPATE, OUR RESULTS OF OPERATIONS WILL CONTINUE TO SUFFER.

During fiscal 2001, the global telecommunications market deteriorated, reflecting a significant decrease in the competitive local exchange carrier market and a significant reduction in capital spending by established service providers. This trend has continued during the first nine months of fiscal 2002 and is expected to continue at least throughout calendar 2002. As a result, our sales and results of operations have been adversely affected.

If capital investment levels continue to decline, or if the telecommunications market does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. In addition, if our sales volume and product mix does not improve, our gross margin percentage may not improve as much as we expect, resulting in lower than expected results of operations.

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

WE INCURRED A NET LOSS IN FISCAL 2001 AND IN THE FIRST NINE MONTHS OF FISCAL 2002 AND WE MAY CONTINUE TO INCUR NET LOSSES IN THE FUTURE. IF WE CONTINUE TO INCUR NET LOSSES, WE MAY BE UNABLE TO COMPLY WITH OUR DEBT COVENANTS, AND OUR LEGALLY AVAILABLE SURPLUS MAY BE REDUCED.

We incurred net losses of $16.2 billion and $8.9 billion in fiscal 2001 and for the first nine months of fiscal 2002, respectively. In addition, our U.S. and international revenues declined in the first nine months of fiscal 2002, primarily as a result of the decline in our customers' spending. If our customers' spending does not increase or if we fail to generate the benefits we

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

seek from our shift in strategic direction and restructuring program, our revenues may continue to decline, and we may not be able to return to and maintain profitability. In such event, we will have difficulty complying with certain provisions in our credit facility.

In addition, under Delaware law we generally can pay dividends on or acquire shares of our capital stock (including our 8.00% redeemable convertible preferred stock) only from our legally available surplus, as defined by Delaware law. If we experience significant reductions to our surplus, this could adversely affect our ability to pay dividends or to redeem or otherwise acquire our capital stock.

OUR STRATEGIC DIRECTION AND RESTRUCTURING PROGRAM MAY NOT YIELD THE BENEFITS WE EXPECT AND COULD EVEN HARM OUR FINANCIAL CONDITION, REPUTATION AND PROSPECTS.

In connection with implementing our strategic direction and restructuring program, we have, or are in the process of, exiting certain product lines, outsourcing the manufacturing of certain of our products, selectively disposing of certain of our businesses and facilities, reducing the number of countries in which we operate, and significantly reducing our workforce. These activities may not yield the benefits we expect, and may raise product costs, delay product production and service delivery, result in or exacerbate labor disruptions and labor-related legal actions against us, and create inefficiencies in our business.

Our strategic direction and restructuring program also may give rise to unforeseen costs, which could wholly or partially offset any expense reductions or other financial benefits we attain as a result of the changes to our business. In addition, if the markets for our products do not improve, we will take additional restructuring actions to address these market conditions. Any such additional actions could result in additional restructuring charges.

WE HAVE SUBSTANTIAL CASH REQUIREMENTS AND MAY REQUIRE ADDITIONAL SOURCES OF FUNDS IF OUR SOURCES OF LIQUIDITY ARE UNAVAILABLE OR INSUFFICIENT TO SATISFY THESE REQUIREMENTS. THERE IS NO ASSURANCE THAT THE ADDITIONAL SOURCES OF FUNDS WOULD BE AVAILABLE OR AVAILABLE ON REASONABLE TERMS.

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

Our credit facility imposes operating and other restrictions on us and on many of our subsidiaries. The credit facility also requires us to have minimum earnings before interest, taxes, depreciation, amortization and certain other items (EBITDA) and net worth (each defined under the credit facility) measured at the end of each fiscal quarter. Our credit facility matures in February 2003, and we may in the future enter into new credit facilities or other transactions that impose similar or even more stringent restrictions and financial tests. Our ability to meet those financial tests is dependent upon a variety of factors, many of which are beyond our control. There can be no assurance that we will be able to comply with the restrictions and financial tests of our credit facility, any new credit facilities, or other transactions.

The restrictions contained in our credit facility or any new credit facility could limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans and adversely affect our ability to finance operations, strategic acquisitions, investments or alliances or to engage in other business activities that would be in our interest. Some of the current financial tests in our credit facility require improving financial performance by us over time. A continuing downturn in our principal markets could make it more difficult for us to satisfy these financial tests. A breach of any of the restrictive

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

OUR CREDIT RATINGS MAY BE REVIEWED FOR DOWNGRADE, PUT ON CREDIT WATCH OR DOWNGRADED, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS.

Declines in our credit ratings have resulted in increased costs on certain of our credit facility and other financing arrangements. In addition, we have experienced reduced access to credit markets and declines in the price of Lucent common stock. There can be no assurance that our credit ratings will not be reduced in the future by Moody's, S&P, Fitch or any other ratings agency.

WE OPERATE IN A HIGHLY COMPETITIVE INDUSTRY. OUR FAILURE TO COMPETE EFFECTIVELY WOULD HARM OUR BUSINESS.

The industry in which we operate is highly competitive and we expect that the level of competition on pricing and product offerings will intensify as equipment manufacturers seek to strengthen their relationships with large service providers and as the telecommunications industry undergoes consolidation. The factors that could affect our ability to compete successfully in the industry include: the quality, performance, reliability, mix and market acceptance of our products; market acceptance of our competitors' products; efficiency and quality of the production and implementation of our products; and our customer support and reputation.

We have a number of existing competitors, some of which are very large with substantial technological and financial resources and brand recognition. In addition, new competitors may enter the industry as a result of shifts in technology. These new competitors, as well as existing competitors, may include entrants from the telecommunications, computer software, data networking, and semiconductor industries. We cannot assure that we will be able to compete successfully against existing or future competitors. Competitors may be able to offer lower prices, additional or a more attractive mix of products or services, or services or other incentives that we cannot match or do not offer. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential customers, employees, and strategic partners. Because we have a unionized workforce at some locations and many of our main competitors are not unionized to the same extent, or at all, our costs may be higher and our profitability may be lower than those competitors. In addition, because we may have less liquidity and a more limited access to the capital markets as a result of our credit ratings than some of our competitors, these competitors may be better positioned to withstand a prolonged downturn in the industry or in the economy as a whole.

A LIMITED NUMBER OF OUR CUSTOMERS ACCOUNT FOR A SUBSTANTIAL PORTION OF OUR REVENUES, AND THE LOSS OF ONE OR MORE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES, PROFITABILITY AND CASH FLOW.

We rely on a limited number of large customers to provide a substantial portion of our revenues. These customers include: AT&T, AT&T Wireless, BellSouth, Cingular, SBC, Sprint, Verizon and Verizon Wireless. A reduction, delay or cancellation of orders from one or more of our significant customers or the loss of one or more significant customers in any period could have an adverse effect on our revenues, profitability and cash flow. For example, certain of our U.S.- based Mobility customers are pursuing alternatives to our Time Division Multiple Access technology.

As part of our strategic direction, we are targeting our products and services to the world's largest service providers. In addition, the telecommunications industry has recently experienced a consolidation of both U.S. and non-U.S. companies. As a result of these factors, it is likely that in fiscal 2002 and subsequent years an even greater percentage of our revenues will be attributable to a limited number of large service providers than in years past. Larger than expected decreases in spending by these large service providers, or a loss of any of them as a customer, could have an adverse effect on our revenues, profitability and cash flow.

WE ARE EXPOSED TO THE CREDIT RISK OF OUR CUSTOMERS AS A RESULT OF OUR CUSTOMER FINANCING ARRANGEMENTS AND ACCOUNTS RECEIVABLES.

Our customer financing arrangements and accounts receivable make us vulnerable to downturns in the economy and the industry in general, and to adverse changes in our customers' businesses in particular. Many of the customers to whom we provide funding or with whom we have contracts have been negatively affected by the continued softening in the telecommunications market, and some have filed for bankruptcy or been declared insolvent. As a result, we wrote off certain customer financings and receivables and sold others at significant discounts. We also recorded reserves or write-offs in our financial statements and may have to record additional reserves or write-offs

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

in the future. Deterioration in the credit quality of our customers may increase our capital needs if we are unable to sell the notes representing existing customer financings or to transfer future funding commitments to financial institutions and investors on acceptable terms and in the expected timeframes.

WE HAVE DEVELOPED OUTSOURCING ARRANGEMENTS FOR THE MANUFACTURE OF SOME OF OUR PRODUCTS. IF THESE THIRD PARTIES FAIL TO DELIVER QUALITY PRODUCTS AND COMPONENTS AT REASONABLE PRICES ON A TIMELY BASIS, WE MAY ALIENATE SOME OF OUR CUSTOMERS, AND OUR REVENUES, PROFITABILITY AND CASH FLOW MAY DECLINE.

As part of our strategic direction, we are increasing our use of contract manufacturers as an alternative to our own manufacture of products. If, in implementing this initiative, we are unable to identify contract manufacturers willing to contract with us on competitive terms and to devote adequate resources to fulfill their obligations to us, or if we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement, or maintain manufacturing methods appropriate for our products and customers.

If any of these risks is realized, our revenues, profitability and cash flow may decline. In addition, as we come to rely more heavily on contract manufacturers, we may have fewer personnel resources with expertise to manage problems that may arise from these third-party arrangements.

WE HAVE LONG-TERM SALES AGREEMENTS WITH A NUMBER OF OUR LARGE CUSTOMERS. SOME OF THESE AGREEMENTS MAY PROVE UNPROFITABLE AS OUR COSTS AND PRODUCT MIX SHIFT OVER THE LIVES OF THE AGREEMENTS.

We have entered into long-term sales agreements with a number of our large customers. Some of these sales agreements require us to sell products and services at fixed prices over the lives of the agreements, and some require us to sell products and services that we would otherwise discontinue, thereby diverting our resources from the development of more profitable or strategically important products. The costs we incur in fulfilling certain of our sales agreements may vary substantially from our initial cost estimates. Any cost overruns that we cannot pass on to our customers could adversely affect our results of operations by reducing or eliminating our profit margins.

IF WE FAIL TO MAINTAIN A PRODUCT PORTFOLIO THAT IS ATTRACTIVE TO OUR CUSTOMERS, ENHANCE OUR EXISTING PRODUCTS AND KEEP PACE WITH TECHNOLOGICAL ADVANCES IN OUR INDUSTRIES OR IF WE PURSUE TECHNOLOGIES THAT DO NOT BECOME COMMERCIALLY ACCEPTED, CUSTOMERS MAY NOT BUY OUR PRODUCTS, AND OUR REVENUES, PROFITABILITY AND CASH FLOW MAY BE ADVERSELY AFFECTED.

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

MANY OF OUR CURRENT AND PLANNED PRODUCTS ARE HIGHLY COMPLEX AND MAY CONTAIN DEFECTS OR ERRORS THAT ARE DETECTED ONLY AFTER DEPLOYMENT IN COMMUNICATIONS NETWORKS. IF THAT OCCURS, OUR REPUTATION MAY BE HARMED.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenue and profitability.

OUR SUCCESS DEPENDS ON OUR ABILITY TO RETAIN AND RECRUIT KEY PERSONNEL.

Our success depends in large part on our ability to recruit and retain highly skilled technical, managerial, sales and marketing personnel. In spite of the economic slowdown, competition for these personnel remains intense. In addition, our recent workforce reductions have increased our dependence on our remaining workforce, as we are relying on our current personnel to assume additional responsibilities. The loss of services of any of our key personnel or our failure to retain and attract qualified personnel in the future could make it difficult for us to meet our key objectives, such as timely product introductions.

WE ARE A PARTY TO LAWSUITS, WHICH, IF DETERMINED ADVERSELY TO US, COULD RESULT IN THE IMPOSITION OF DAMAGES AGAINST US AND COULD HARM OUR BUSINESS AND FINANCIAL CONDITION.

We and certain of our former officers and current and former members of our board of directors are subject to various lawsuits brought by shareowners and classes of shareowners, customers and participants in certain of our employee benefit plans, alleging, among other things, violations of federal and state securities laws, ERISA, consumer fraud laws and breaches of various fiduciary obligations. The deterioration in the overall telecommunications market, the decline of our results of operations in fiscal 2001, and the consequent impact on Lucent common stock prices, have increased the number and nature of the actions being brought and the damages claimed against us. In addition, our substantial workforce reductions appear to have been the catalyst for employment related actions against us. The actions and allegations made against us may increase as we continue to implement our restructuring program, which may involve asset dispositions and workforce reductions. There can be no assurance that actions that have been or will be brought against us will be resolved in our favor. Any losses resulting from these claims could adversely affect our profitability and cash flow.

IF WE FAIL TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OUR BUSINESS AND PROSPECTS MAY BE HARMED.

If we fail to protect our intellectual property, it could seriously harm our businesses and prospects because we believe that developing new products and technology that are unique to us is critical to our success. Although we have numerous United States and foreign patents and numerous pending patents, there can be no assurance that any patents, whether issued or pending, will provide us with any competitive advantage, or will not be challenged by third parties. Moreover, our competitors may already have applied for patents that, once issued, will prevail over our patent rights or otherwise limit our ability to sell our products. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our proprietary technology. In addition, the patent applications that we have currently pending may not be granted. If we do not receive the patents we seek, or if we otherwise fail to secure international protection for our intellectual property, our competitiveness could be significantly impaired, which would limit our future revenues.

WE ARE SUBJECT TO INTELLECTUAL PROPERTY LITIGATION AND INFRINGEMENT CLAIMS, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING OUR PRODUCTS.

There can be no assurance that third parties will not claim that our proprietary or licensed products, systems and software are infringing their intellectual property rights or that we do not in fact infringe those intellectual property rights. From time to time, we receive notices from third parties of potential infringement and receive claims of potential infringement when we attempt to license our intellectual property to others. Intellectual property litigation can be costly and time consuming and divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. A successful claim of patent or other intellectual property infringement could compel us to enter into costly royalty or license agreements or force us to pay significant damages and may even require us to stop the sale of certain of our products.

WE ARE SUBJECT TO ENVIRONMENTAL, HEALTH AND SAFETY LAWS, WHICH COULD INCREASE OUR COSTS AND RESTRICT OUR FUTURE OPERATIONS.

Our operations are subject to a wide range of environmental, health and safety laws, including laws relating to the use, disposal, clean up of, and human exposure to, hazardous substances. In the United States, these laws often require parties to fund remedial action regardless of fault. Although we believe our reserves are adequate to cover our environmental liabilities, factors such as the discovery of additional contaminants, the extent of remediation and compliance expenses, and the imposition of additional cleanup obligations at Superfund and other sites could cause our capital expenditures and other expenses relating to remediation activities to exceed the amount reflected in our environmental reserve and adversely affect our results of operations or cash flows. Compliance with existing or future environmental, health and safety laws could subject us to future liabilities, cause the suspension of production, restrict our ability to expand facilities, require us to acquire costly pollution control equipment or incur other

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

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

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For fiscal 2001, we derived approximately 35% of our revenues from sales outside the United States. We manufacture a significant portion of our products outside the United States. We are also dependent on international suppliers for many of our parts. We expect to concentrate sales and marketing, product development, services and supply chain resources to meet the global needs of the world's largest service providers and have initiated actions to follow the geographic footprint of our large service provider customers around the world to the approximately 20 core countries in which these customers do business. We will, therefore, continue to be subject to the risks inherent in doing business in foreign countries. These risks include: increases in tariffs and duties, price controls, restrictions on foreign currencies and trade barriers imposed by foreign countries; exchange controls and fluctuations in currency exchange rates; difficulties in staffing and managing international operations; political or social unrest or economic instability; the risk of nationalization of private enterprises by foreign governments; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries.

Difficulties in foreign financial markets and economies, and of foreign financial institutions, could also inhibit demand from our customers in the affected countries. Any or all of these factors could have a material adverse impact on our global business operations. Although we attempt to manage our exposure to risks from fluctuations in foreign currency exchange rates, through our regular operating and financing activities and, when deemed appropriate, derivative financial instruments, our attempts may not be successful. A significant change in the value of the United States dollar against the currency of one or more countries where we sell products to local customers or make purchases from local suppliers may materially adversely affect our operating results.

                           Part II - Other Information

Item 1.  Legal Proceedings.

As previously reported, Sparks, et al. v. AT&T and Lucent Technologies Inc. et al., is a class action lawsuit filed in 1996 in Illinois state court under the name of Crain v. Lucent Technologies. The complaint seeks damages on behalf of present and former customers based on a claim that the AT&T Consumer Products business (which became part of Lucent in 1996) and Lucent had defrauded and misled customers who leased telephones, resulting in payments in excess of the cost to purchase the telephones. Similar consumer class actions pending in various state courts have been stayed pending the outcome of the Sparks case and, in July 2001, the Illinois court certified a nationwide class of plaintiffs. Lucent filed pretrial motions for, among other things, decertification of the class and summary judgment in Lucent's favor. On July 29, 2002, the judge denied Lucent's motions, and set trial to begin on August 5, 2002.

After extensive negotiations subsequent to Lucent's July 23, 2002 earnings release, a settlement proposal was submitted to the court on August 9, 2002, to settle the litigation for up to $300 million in cash plus pre-paid calling cards redeemable for minutes of long distance service. The settlement will be reviewed by the court and must be approved before the settlement becomes final. Lucent and AT&T deny they have defrauded or misled their customers, but have decided to settle this matter to avoid the uncertainty of litigation and the diversion of resources and personnel that the continuation of pursuing this matter would require. The class claimants will apply for reimbursement from the settlement fund, and will be required to demonstrate their entitlement through a claims form to be provided to a claims administrator. Depending upon the number of claims submitted and accepted, the actual cost of the settlement to the defendants may be less than the stated amount, but it is not possible to estimate the amount at this time.

Lucent is a party to various separation and distribution agreements, which provide for contribution from formerly affiliated third parties for a portion of any liability (including any settlement) in this case. However, Lucent would remain responsible for a majority of any such liability or settlement. As a result, Lucent recognized a $162 million charge recorded in other income (expense), which is net of expected third party contributions.

In the purported shareholder class action lawsuit pending in U.S. District Court of New Jersey, In re Lucent Technologies Inc. Securities Litigation, Lucent filed a motion to dismiss the claims. In June 2002, the court denied Lucent's motion. No trial date has been set for this case and discovery is ongoing. The plaintiffs have indicated to the court that they will file a motion for class certification shortly, and we have indicated that Lucent intends to oppose such a motion. Lucent is unable to determine the potential impact of this case on our consolidated financial statements. Lucent is defending this action vigorously.

In July 2001, a purported class action complaint was filed under ERISA alleging, among other things, that Lucent and certain unnamed officers breached their fiduciary duties with respect to Lucent's employee savings plans claiming that the defendants were aware that Lucent stock was inappropriate for retirement investment and continued to offer such stock as a plan investment option. The complaint seeks damages, injunctive and equitable relief, interest and fees and expenses associated with the litigation. In August 2001, a separate purported class action complaint was filed under ERISA alleging, among other things, that Lucent breached its fiduciary duties with respect to its employee benefit and compensation plans by offering Lucent stock as an investment to employees participating in the plans despite the fact that Lucent allegedly knew it was experiencing significant business problems. The August action was dismissed without prejudice on June 12, 2002. The July action is in the discovery stage and Lucent is unable to determine the potential impact of the case on the consolidated financial statements. Lucent is defending the action vigorously. The case is pending in the U.S. District Court in New Jersey and is captioned Reinhart et al. v. Lucent Technologies.

In June 2002, Lucent agreed to pay VTech a $50 million purchase price adjustment to settle the claim between Lucent and its former subsidiary, Lucent Technologies Consumer Products L.P., and VTech Holdings Limited and VTech Electronics Netherlands B.V. The lawsuit arose from VTech's acquisition of wired telephone assets from Lucent.

As previously reported, in March 2002, Lucent was named as a defendant in a case captioned In re Winstar Communications Securities Litigation, pending in U.S. District Court for the Southern District of New York. The case is a putative class action on behalf of purchasers of common stock of Winstar Communications ("Winstar"), Inc., which filed for bankruptcy in April 2001, against several former officers and directors of Winstar, Winstar's outside auditors, and Lucent. In addition, in April 2002, a case captioned Preferred Life Insurance Co. of New York et al. v. Lucent Technologies Inc. was filed in New Jersey state court against Lucent. The plaintiffs in the New Jersey case are institutional investors, many of which are affiliated with each other, that purchased the common stock of Winstar. In both actions, the plaintiffs claim that Lucent caused or contributed to money lost by the plaintiffs in connection with their investments in Winstar stock. In the New York action, the plaintiffs claim that Lucent violated federal securities laws in connection with plaintiffs' purchases of Winstar stock. Lucent has moved to dismiss the claims in the New York action during June 2002. In the New Jersey action, the plaintiffs claim that Lucent committed common law fraud, negligent misrepresentation, conspiracy to commit fraud and aiding and abetting fraud in connection with plaintiffs' purchases of Winstar stock. Both cases are in the early stages, and Lucent intends to defend the cases vigorously. Lucent is unable to determine the potential impact of these cases on the consolidated financial statements.

                         Part II - Other Information

As previously reported, Lucent is also a defendant in an adversary proceeding filed in U.S. Bankruptcy Court in Delaware by Winstar and Winstar Wireless Inc. in connection with the bankruptcy of Winstar and various related entities. The complaint asserts claims for breach of contract and fraudulent inducement against Lucent and seeks monetary damages and injunctive relief, as well as costs and expenses associated with litigation. Lucent filed a motion to dismiss certain of the claims asserted by plaintiffs. However, the plaintiffs have indicated to the court that they intend to file an amended complaint. Lucent intends to defend the case vigorously. Lucent is unable to determine the potential impact of the case on the consolidated financial statements.

In May 2002, certain of Lucent's current and former officers and directors were named as defendants, and Lucent was named as a nominal defendant, in a case captioned Pallas v. Schacht et al., filed in U.S. District Court in New Jersey. The action claims that the individual officer and director defendants violated the federal securities laws in connection with the proxy statements disseminated to Lucent shareholders following Lucent's fiscal years 1999, 2000 and 2001, by allegedly failing to disclose that the Company's directors had breached fiduciary duties and engaged in various forms of improper conduct. The action also asserts derivative claims nominally on behalf of the Company against the individual defendants for breach of fiduciary duties and corporate waste. In July 2002, Lucent moved to dismiss the claims. Lucent intends to defend the case vigorously.

In the Obtek, et al. v. Lucent Technologies Inc., et al. case pending in Rockwall County Texas and pertaining to alleged violations of federal securities laws, the Texas Securities Act and other claims, the court denied a motion to dismiss the claims against the individual defendants and has set a trial date for February 2003. Lucent is unable to determine the potential impact of this case on the consolidated financial statements. Lucent is defending this action vigorously.

The U.S. Attorney's Office in Newark, New Jersey, informed Lucent in early August that, while Lucent is not the target of an investigation, their office is conducting an investigation into matters that Lucent discovered and reported to the SEC on November 21, 2000, and publicly disclosed in a press release that day. Lucent understands that the U.S. Attorney's investigation primarily concerns a software licensing agreement entered into between Lucent and Winstar Communications, Inc. at the end of September of 2000. Lucent has been cooperating fully with the SEC's investigation and will cooperate fully with the U.S. Attorney's investigation as well.

On or about August 7, 2002, a lawsuit was filed against Lucent by PF.Net Supply Corp. in the bankruptcy court for the U.S. District Court for the District of New Jersey. The claims are based on an alleged breach of a contract between PF.Net Supply Corp. and Lucent. PF.Net Supply Corp. seeks approximately $100 million in damages. Lucent denies liability and will defend this action vigorously.

Item 5. Other Information.

In June 2002, the SEC issued an order requiring the principal executive officer and the principal financial officer of certain public companies, including Lucent, to file either (1) a certification that recent reports filed with the SEC do not contain material misstatements or omissions or (2) a statement explaining why the certification could not be made. The form of certification that the SEC requested companies to file is attached to the SEC's order. On August 13, 2002, Patricia Russo and Frank D'Amelio, the chief executive officer and chief financial officer, respectively, of Lucent, each filed certifications with the SEC in the form attached to the order and without qualification, which included a statement that the contents of the certifications were reviewed with Lucent's audit committee. The certifications covered Lucent's annual report for fiscal 2001, Lucent's quarterly reports for the first, second, and third quarters of fiscal 2002, the proxy material for Lucent's 2002 annual shareowners' meeting, and all reports filed on Form 8-K since September 30, 2001 (excluding filings for Regulation FD purposes).

                         Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits:

         Exhibit number

         (99)1    Certification  of Patricia F. Russo pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (99)2    Certification  of Frank A. D'Amelio  pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)      Reports on Form 8-K filed during the current quarter:

         On June 17, 2002, we filed a Current Report on Form 8-K pursuant to
         Item 5 (Other Events) to file restated consolidated financial information giving retroactive effect to our new segment structure, at September 30, 2001 and 2000 and for each of the years ended September 30, 2001 and 2000. In addition, we announced the adjustment to the conversion prices of our preferred stock and the preferred securities issued by our subsidiary trust, to reflect the Agere spin-off.

         On June 13, 2002, we filed a Current Report on Form 8-K pursuant to
         Item 5 (Other Events) to announce that we and the lenders to our credit facility entered into the Third Amendment to our Five-Year Revolving Credit Facility Agreement and the Second Amendment to Guarantee and Collateral Agreement and filed a copy of this amendment. In addition, we furnished pursuant to Item 9 (Regulation FD) a press release with comments on our third quarter of fiscal 2002. On June 3, 2002, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to announce the completion of our spin-off of Agere.

         On May 13, 2002, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to file the letter to our common shareowners, the information statement and associated questions and answers document regarding the distribution of Agere common stock.

         On April 22, 2002, we filed a Current Report on Form 8-K pursuant to
         Item 5 (Other Events) to announce that we met the financial conditions under our credit facility to complete the spin-off of Agere. In addition, we furnished pursuant to Item 9 a press release reporting the results of our second fiscal quarter of 2002 and slides presented in a webcast of our quarterly earnings conference call.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Lucent Technologies Inc.
                                      Registrant


Date August 13, 2002

                                                /s/ John A. Kritzmacher
                                           ------------------------------------
                                           John A. Kritzmacher
                                           Senior Vice President and Controller
                                              (Principal Accounting Officer)

                                  Exhibit Index

Exhibit Number

         (99)1  Certification of Patricia F. Russo pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (99)2  Certification of Frank A. D'Amelio pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.