Form 10-K
period 2002-09-30
LUCENT TECHNOLOGIES INC
filed 2002-12-12
CIK 1006240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2002

OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO ____________

COMMISSION FILE NO.: 001-11639

LUCENT TECHNOLOGIES INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	22-3408857 (I.R.S. EMPLOYER IDENTIFICATION NO.)

600 MOUNTAIN AVENUE, MURRAY HILL, NEW JERSEY (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	07974 (ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (908) 582-8500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
See attached Schedule A.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

At November 30, 2002, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $6,300,000,000.

At November 30, 2002, 3,607,381,493 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)  Portions of the registrant’s annual report to shareowners for the fiscal year ended September 30, 2002 (Part II).

(2)  Portions of the registrant’s definitive proxy statement for its 2003 annual meeting of shareowners (Part II and III).

SCHEDULE A

         Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title Of Each Class	Name Of Each Exchange On Which Registered

Common Stock (par value $.01 per share)	New York Stock Exchange
7.25% Notes due July 15, 2006	New York Stock Exchange
6.50% Debentures due January 15, 2028	New York Stock Exchange
5.50% Notes due November 15, 2008	New York Stock Exchange
6.45% Debentures due March 15, 2029	New York Stock Exchange

This report contains trademarks, service marks and registered marks of us and our subsidiaries, and other companies, as indicated.

PART I

Item 1.   Business

COMPANY OVERVIEW

Lucent Technologies Inc. (referred to in this report as the “Company,” “we,” “us” or “Lucent”) is a leading provider of communications networks for the world’s largest communications service providers. We design our systems, services and software to help our customers quickly deploy and better manage their networks and create new, revenue-generating services that help businesses and consumers. We have a strategic focus on and strong relationships with the top 50 global service providers.

We were incorporated in Delaware in November 1995. We were formed from the systems and technology units that were formerly a part of AT&T Corp. (“AT&T”), including the research and development capabilities of Bell Laboratories (“Bell Labs”), and were spun off by AT&T on September 30, 1996. Our principal executive offices are located at 600 Mountain Avenue, Murray Hill, New Jersey 07974 (telephone number 908-582-8500). Our fiscal year begins October 1 and ends September 30.

MARKET ENVIRONMENT

The global telecommunications networking industry is experiencing a very difficult period, which began in calendar 2001 and intensified in 2002. Our service provider customers, especially in North America, are facing slowing revenue growth due to competitive and market pressures and a decline in near-term demand for their services. The following are the primary factors that have contributed to the lower revenue growth for service providers:

•
Growth in demand for traditional telecommunications services in developed markets has been slowing. Subscriber penetration for various services has started to reach saturation levels and subscriber growth has started to taper off.

•	Demand for corporate data services has weakened due to the economic slowdown in general and reductions in business spending for information technology.

•	Prices for traditional telecommunications services have declined significantly due to increased competition across customer segments and technologies.

-	In many regions, established wireline players are entering each other’s markets.

-	Some local service providers are providing long distance service, and long distance operators are offering local telephone service.

-	Cable operators are providing basic telephone services in addition to their traditional broadcast video operations.

-	Wireless service providers are competing with wireline service providers, as customers are canceling landline service and using only mobile service.

-	Wireless service providers continue to compete aggressively, leading to further price declines.

•	Demand for new telecom services, especially “application services,” remains subdued.

Many service providers also accumulated significant amounts of debt in recent years to expand their network capacity, enter new markets and acquire other businesses. Access to capital for long-term investment in telecommunications networks has become scarce and the industry is going through a period of rationalization after a period of heavy investment. The regulatory environment, especially in North America, has also discouraged local service providers from investing in network expansion and upgrades.

In response to these challenges, service providers have a renewed focus on reducing debt levels, cutting costs and conserving cash. They are significantly reducing capital expenditures and rethinking their plans to expand their networks. Capital spending by service providers declined by more than 25% from the end of 2001. Service providers are refocusing their capital investment on projects that can provide an immediate return either through profitable revenue growth or clear operating cost savings. In addition, many service providers are delaying their deployment of new technologies or scaling back these plans significantly. Many large service providers in the U.S., including SBC Communications and Verizon Communications, intend to reduce their capital spending in calendar year 2003 even further from 2002 levels. We expect that capital spending by service providers will continue to decline through 2003 and will begin to stabilize or possibly increase in 2004 or 2005.

OUR STRATEGY

Our strategy continues to center upon meeting the needs of the world’s top service providers. We estimate that the top 50 service providers will account for about 70% of the total capital spending in the industry in 2002 and that this will grow to almost 80% of service provider capital spending by 2005. In addition, the top 20 countries still account for over 90% of all capital spending by service providers. We are organized to address service providers’ needs globally through two distinct operations: Mobility Solutions (“Mobility”), which is focused on wireless service providers, and Integrated Network Solutions (“INS”), which is focused on wireline service providers.

In the Mobility segment, we plan to lead the migration to next or third generation wireless networks, often referred to as 3G, across both CDMA2000 and UMTS industry standards. We intend to build upon our leadership position in CDMA spread spectrum technology – the underpinning of both global standards – and our detailed understanding of wireless operators’ business challenges. We believe that the key to widespread deployment of 3G networks centers upon meeting the enterprise demand for high-speed mobile data services. These new service offerings offer the promise of profitable new revenue streams for service providers and provide financial justification for the significant investment in network upgrades to 3G systems.

In the INS segment, we remain committed to providing end-to-end solutions for wireline service providers. However, in response to this extended market downturn, we have taken action to further refocus our product portfolio. We are exiting or paring back investment in product lines that have been slow to develop and are unlikely to become profitable in the next 12 to 18 months. For example, we are reducing our investment in broadband access by focusing on revenue opportunities involving carriers’ metropolitan area networks (which we refer to as our metro optical products) and scaling back efforts in next generation voice segments, including Class 5 circuit switch replacement.

While refocusing our product portfolio in this manner, we are working on expanding the role of third party vendors with whom we have relationships. We will continue to offer end-to-end solutions to both wireline and wireless service providers, but will design these solutions to use both internally developed and externally sourced products. Consistent with this approach, we intend to increase our support of third party products by both our Network Operations Software and our Worldwide Services organization. We expect to integrate third party products under our iNavis network and service management platform and expand our capability to engineer, install, integrate and maintain third party networking products.

We believe that we have an opportunity to increase our participation in both the services and software portions of the market. We plan to expand our approach to selling services and software from the more traditional bundling of these with Lucent product sales to selling services and software to support third party vendors’ products. We are also seeking opportunities to provide professional and managed services. Our professional services portfolio includes network design, integration and optimization. Managed services include outsourcing all or portions of network monitoring and maintenance.

We strive to be our customers’ partner of choice for providing communications and networking products and services. We believe we have the following strengths that differentiate us from our competitors:

•	The deepest experience building and supporting large service providers’ wireline and wireless networks.

•	Our service intelligence network architecture that provides a platform to drive new revenues, reduce costs and simplify operations for our service provider customers.

•	One of the largest in-house research and development programs focused on service providers.

•	The industry’s most extensive services capability to design, build, integrate and manage networks.

•	Network management and software tools to help our customers simplify operations and deliver services faster.

Our customer strategy is to focus our sales and marketing, product development, services and supply chain resources on the world’s largest service providers in both the INS and Mobility segments. We have moved from a geographically organized sales force across INS and Mobility segments to two smaller sales forces, one primarily dedicated to the needs of wireline customers and the other primarily dedicated to the needs of wireless customers. We believe this alignment will improve our ability to address our customers’ requirements. We follow the geographic footprints of the world’s largest service providers around the world to the approximately 20 core countries in which they do business. We also pursue business with other service providers in these 20 countries when opportunities arise. We expect to serve customers selectively in countries that are within close proximity to these 20 core countries by drawing upon the infrastructure from the core countries. For countries that do not fit those criteria, we have or are developing strategic relationships with third party agents, so that we can continue to service customers without utilizing our direct resources.

We began to implement this new business structure in the beginning of fiscal 2002. Our goals are to eliminate costs from our business, speed-up our decision making by reducing the number of people involved in the decisions and shift to the most profitable near-term opportunities.

OUR RESTRUCTURING PROGRAM

Beginning in 2001, we embarked on a series of restructuring efforts because of the dramatic downturn in the telecommunications market and the significant reduction in our revenues. These programs were designed to eliminate duplication in functions and activities, centralize other functions and restructure the business to match our strategy. During 2002, we committed to additional steps in response to the continued downturn in the market.

Our restructuring included the following actions: (1) evaluating our manufacturing operations and eliminating some of our manufacturing facilities, (2) making greater use of contract manufacturers, (3) assessing virtually every aspect of our product portfolio and associated research and development (“R&D”), (4) streamlining the rest of our operations to support those reassessments, (5) eliminating some marginally profitable or non-strategic lines, (6) merging technology platforms, (7) consolidating development activities and (8) eliminating positions to reduce personnel costs where appropriate. In making these decisions, we have taken and continue to take into account the needs of our largest service provider customers. We have sold assets relating to product lines whose products did not support our large service provider customers or our strategy.

DISPOSITIONS

During 2002 and 2001, we sold various assets and businesses as part of our strategy to focus our business on large service providers and to streamline our operations and reduce our costs. Some of the more significant actions we have taken are as follows:

Power Systems

On December 29, 2000, we sold our power systems business to Tyco International Ltd.

Manufacturing

We sold our manufacturing operations in Oklahoma City, Oklahoma and Columbus, Ohio to Celestica Corporation on August 31, 2001. Upon closing of the sale, we entered into a five-year supply agreement with Celestica to be the primary manufacturer of our switching and access and wireless networking products. In July 2002, we reacquired the Columbus, Ohio facility and we are currently planning to sell it.

We sold a substantial portion of our optical networking manufacturing operation to Solectron on May 31, 2002, and entered into a three-year supply contract with Solectron to be the primary manufacturer of our optical networking products. Due to continuing market uncertainties, we have agreed with Solectron to unwind this relationship. We expect that the contract manufacturing work for our optical networking products will be transitioned to our other suppliers.

Optical Fiber Solutions

On November 16, 2001, we sold a significant portion of our optical fiber business to The Furukawa Electric Co., Ltd. and on September 30, 2002, we sold our interests in two Chinese joint ventures in the optical fiber business to Corning Incorporated.

Customer Care

On February 28, 2002, we sold our billing and customer care business to CSG Systems International, Inc.

Agere

On June 1, 2002, we completed our spin-off of Agere Systems Inc. by distributing to our common shareholders of record on May 3, 2002 all of the shares of Agere held by us.

OUR ORGANIZATION

We are organized around two distinct customer segments: Integrated Network Solutions, focusing on the needs of wireline service providers, and Mobility Solutions, focusing on the needs of wireless service providers. We have consolidated sales, product development, product management and general profit and loss responsibilities within each of these two segment organizations. In fiscal 2002, we began to report the INS and Mobility segment financial performance separately. Financial information about each of these segments is set forth in Note 13 to our September 30, 2002 financial statements and our Management’s Discussion and Analysis of Results of Operations and Financial Condition.

Our segments are supported by a number of central organizations, including Lucent Worldwide Services (or “LWS”), Supply Chain Networks (“SCN”), Bell Labs and the Corporate Centers (e.g. finance, human resources, information systems, etc.). LWS provides the services that are sold to customers through the two segment organizations. Manufacturing and supply chain functions have been consolidated into the SCN organization. SCN manages the materials and activities necessary to produce and deliver products and services to our customers. Our Corporate Centers provide administrative support to both segments.

INTEGRATED NETWORK SOLUTIONS

INS focuses on global, wireline service providers and offers a broad range of circuit switching, packet switching, access and optical networking products, as well as network management software. Our offerings include services provided by LWS and may include products, software and services provided through original equipment manufacturers and our co-marketing and strategic alliances with other businesses. Our switching, access and optical products are an integral part of our customer’s networks that support voice, data and video applications.

INS’s revenues during fiscal 2002 were approximately $6.4 billion, of which 54% were from customers in the U.S. Our revenues come primarily from large established service providers. Sales to our five largest customers accounted for approximately 40% of our total revenues during fiscal 2002. We sell most of our products and services through our direct sales force with individual teams that support all significant customers. We also sell our products and services through third party distributors, although to a much lesser extent. We are actively working to enhance our relationships with third party distributors and increase our indirect sales capabilities. As of September 30, 2002, INS had approximately 10,000 employees that are primarily engaged in product development and sales and marketing activities.

We believe that over time, voice traffic will migrate from existing circuit switched infrastructure to a packet infrastructure primarily driven by new packet based end-user devices. These devices, when connected to the packet switching infrastructure, will offer new kinds of multi-media and voice services. However, we do not believe that wireline service providers will undertake a massive replacement of circuit switches in the near term. As a result, our SoftSwitch product, a key component providing the switching intelligence in voice-over-packet applications, will be focused in the near term to support the 3G wireless market, where our customers see a near-term market opportunity for this technology.

INS Strategy

Our primary focus is addressing opportunities with our service provider customers who have massive investments in their existing networks. We believe that one of the key priorities for service providers is leveraging their investment in these networks.

In voice switching, we are working closely with our customers to help them evolve their 5ESS® circuit switch platforms to increase capacity, lower cost of operations and accelerate new feature introductions. We have launched an IP Centrex solution that adds interfaces on the 5ESS to connect packet based end-user devices for voice traffic. This allows service providers to serve new types of terminals and offer new services with a small additional investment, while significantly reducing operational expenses.

In the packet switched network core, we are committed to help our customers migrate to MPLS. MPLS is a protocol or procedure for regulating the transmission of data through a network using multiple types of traffic, such as frame relay, asynchronous transfer mode (or ATM) and Internet protocol. Given our customers’ stated intent to focus on leveraging their embedded networks, we will enhance our GX550 Multi-Service Core Switch feature set with MPLS and other features, as requested by our customers. At the network edge, we will continue to invest in products such as CBX Multi-Service Switch and the PSAX Concentrator.

We believe we have an industry leading optical networking portfolio. Our primary focus and near term investment planning is on metro optical products which support local metropolitan area networks and for which there is a strong market demand. Our Metropolis optical products are in more than 45 trials and deployments. The LambdaUnite™ MultiService Switch, introduced in January 2002, was successfully launched in over 50 customer trials and deployments.

In the core optical market, we have what we believe is an industry leading long-haul optical transport system, LambdaXtreme™ that was launched in March 2002, and is going through trials with half a dozen customers. The market for core optical long-haul equipment has slowed because of a significant overbuild in the past 3 years. With a continued rise in demand for telecommunication services, this market is expected to grow again, with Lucent positioned with a strong portfolio.

In our access line of products, such as Stinger, Anymedia Access Systems, and Universal Gateway products, we invest to meet customer commitments with a clear focus on continuous reduction of the manufacturing costs of these platforms.

One area where we will continue to make significant investments is network management software. Our new Navis iOperations software portfolio is focused on simplifying network management for our customers, reducing costs, improving reliability, and helping them accelerate the time to market for voice and data services. These areas are critical to the business success of our customers and we believe there will be an increasingly strong demand for these types of management solutions. Many service providers have deployed Lucent software products.

Our product offerings include:

Circuit Switching Products

Primarily used for voice communications, circuit switching is a networking technology that uses switches to transmit or “switch” communications from one location to another within the network. Circuit switching has been used in telephone networks for decades. In a traditional “circuit-switched” telephone call, the telephone network creates dedicated connections so that the person placing the call can communicate with the person receiving the call. When the call is placed, the network determines a path for the call and all communications during that call are transmitted over that path. The telephone line and other network resources are then dedicated to that particular call and cannot be used for any other purpose or any other call.

Packet Switching Products

Packet switching is a more recent technology that has historically been used for data communications. The Internet uses Internet Protocol (called “IP”) switching, a specific type of packet switching, to connect the end-user to the servers where the web pages reside. In packet switched networks, information is divided up into small segments (called packets) of information. Packets are then sent independently, possibly over different paths, through the network from the originating end of the call to the destination. At each step along the way, the network can determine the ‘next step’ that a particular packet should take. As all the packets arrive at the destination, they are re-assembled into the original information.

Packet switching has an advantage over circuit switching in that it allows information streams to more efficiently share network resources because a “path” is not dedicated to each information stream as in circuit switching. However, packet switching can have lower transmission quality than circuit switching because some packets may get delayed or lost in transit. New protocols between packet switches allow the network to maintain quality transmission of information by tagging each information packet with a description of the type and importance of its content. Multi-Protocol Label Switching, or MPLS, is such a protocol (or procedure) for regulating the transmission of data through a packet network. MPLS allows multiple types of traffic (data, voice and video) to cross a packet switched network without loss of quality.

Access Products

Access products provide a means of connecting the end user to the rest of the network. The INS access product line is focused on access through twisted copper wires, which is the wiring commonly used in local telephone networks. Traditionally, voice traffic has been, and continues to be, connected to circuit switches through circuit-switched access products. This allows one voice call per pair of copper wires. More recent access technologies, such as Digital Subscriber Line, or DSL, allow faster transmission of data, multiple voice connections and even video streams over one pair of copper wires to the end-user. INS has two families of products, one fully specialized at providing DSL service with the highest speeds at low cost, and the other aimed at providing a flexible mix between traditional voice access and DSL access. Other access technologies allow packet and circuit switched networks to communicate with each other. An example is our Universal Gateway products, which allow end-users to dial over a circuit switched connection (traditional phone call) and then interface with a packet switched network, such as the Internet.

Optical Networking Products

Optical networking products include laser-based transmission systems that transport information between and among switches and other network components by release of light particles. Optical networking is made possible by photonics, a technology that uses light particles, or photons, to transport information over glass fibers in optical fiber cables. These systems include core backbone high capacity systems (the central portion of network equipment) as well as lower capacity metropolitan systems (local networks).

Core optical networking systems expand and speed optical signals over fiber cable for the “core” or central portion of the network of a service provider and allow these customers to increase the amount of traffic transmitted over their fiber optic networks. The core network equipment is responsible for moving voice, data and video traffic from origin to destination and connecting radio base stations to the public voice and data networks.

Metro optical networking systems, another group of optical networking products, are designed to aggregate and increase the use of fiber optic systems for both voice and data traffic for local carriers or networks located in metropolitan areas. This family of optical networking products provides service providers with fast, efficient information transport over fiber optic lines.

MOBILITY SOLUTIONS

Mobility focuses on global, wireless service providers with end-to-end solutions and products that support their needs for radio access, core networks, network management and application and service delivery systems. We also tap strengths across INS’s optical networking, switching and access product lines and LWS services and, to a lesser extent, products, software and services provided by third parties.

Mobility’s revenues during fiscal 2002 were approximately $5.4 billion. Although products and services are provided to wireless service providers on a worldwide basis, approximately 80% of Mobility’s fiscal 2002 revenues were related to U.S. customers, of which 84% were concentrated with four large U.S. service providers. We primarily sell to customers through our direct sales force. As of September 30, 2002, Mobility had approximately 7,000 full time employees that are engaged primarily in product development and sales and marketing activities.

Our products and services encompass all of the major wireless mobile network standards. Our primary focus is on two technologies – Code Division Multiple Access (“CDMA”) and Universal Mobile Telecommunication System (“UMTS”)*. We continue to meet ongoing customer commitments to the Advanced Mobile Phone Service (“AMPS”), an analog technology that uses FM radio channels, Time Division Multiple Access (“TDMA”), and Global Systems for Mobile Communications (“GSM”). We provide these mobile systems throughout the world and in a variety of frequency bands assigned to mobile communications. Our offerings are scalable (i.e., can be made larger or smaller without undue cost increases) and are therefore compatible with the established providers and start-ups. We believe our strength and track-record in spread spectrum technologies, have us uniquely positioned for the global migration to 3G and the support for high speed packet data communications.

Our emphasis is providing the equipment and services necessary for our customers to evolve from their current second generation (“2G”) technology to 3G spread spectrum technologies of CDMA2000 and UMTS. Spread spectrum technologies will allow service providers to offer enhanced voice capacity and improved Internet/Intranet access. These spread spectrum technologies distribute radio signals over a wide range of frequencies and then collect them into their original frequencies at the receiver. Wireless service providers must be able to provide voice capacity in terms of numbers of subscribers and minutes of use at extremely low cost in a spectrum-efficient manner. At the same time they must be able to penetrate the high-speed wireless data market for enterprise customers.

The 2G technologies utilized by service providers currently include cdmaOne, GSM, and TDMA. CdmaOne is the 2G version of spread spectrum. GSM and TDMA are both time division multiplexed technologies. Systems based on these 2G technologies provide digital voice and transaction data communications, but generally cannot offer the high-speed services in a spectrum-efficient manner that 3G spread spectrum technology is expected to provide. We have significantly reduced our investments in 2G but are continuing support of our existing customers.

______________

*	UMTS is a trademark of the European Telecommunications Standards Institute.

The International Telecommunications Union, an international standards body that operates as part of the United Nations, has been instrumental in promulgating a vision of 3G that embraces a wide variety of spread spectrum technologies, a technology we have helped to develop. We are the global leader in CDMA spread-spectrum networks, with more than 70,000 base stations providing commercial service around the world, and more than 35,000 of those base stations are providing 3G services for our customers today. We have built more CDMA networks than anyone else, and we are leveraging that expertise to establish a strong position in the very early stages of UMTS deployment.

We have brought to market spread spectrum CDMA2000 networks in North America, South America, China, Asia, Eastern Europe, and Russia, and expect to supply UMTS networks in Europe in the future.

Based on the existent 3G migration plans from leading service providers around the world, it is expected that the great majority of future 3G mobile users will be accessing voice and high speed data services through a CDMA2000 or UMTS network. However, we cannot assure you that the spread spectrum technologies on which we have chosen to focus (CDMA2000 and UMTS) will become the dominant standards for 3G wireless networks in the future. Some of our competitors invested heavily in GSM and the future evolution of time division multiplex based technology to 2.5G (GPRS) and 3G (EDGE), a technology path in which we have decided not to invest. These competitors have developed products to help their GSM service provider customers migrate to 3G through technology upgrades, rather than deploy new 3G networks. Two of the major service providers in the U.S. have chosen this path. However, they are also continuing to evaluate and plan for UMTS. We believe spread spectrum will provide superior performance both technically and economically.

The planned customer investment in 3G networks has been reduced in the last two years. In early 2000, many service providers, particularly in Europe, had plans to aggressively upgrade their networks to 3G, or to enter new markets by building 3G networks. Auctions for UMTS 3G spectrum in Europe started off with staggering bids for the licenses, but since then, financial and market conditions have driven some service providers to delay their 3G deployments or abandon their plans to deploy 3G. We expect new high-speed data services will trigger increased capital expenditures, but this investment by service providers is being delayed.

Mobility Strategy

One of our primary strategies is to capitalize on the evolving market need for wireless data services. Our existing and targeted customers’ embedded base of network technology was primarily designed to support voice services. While this market continues to represent a large revenue opportunity, in many countries this is a mature market with limited growth potential for our customers. Furthermore, the average revenue per subscriber that our customers can realize for voice services has been steadily declining over the past several years, resulting in a negative impact on profit margins. Accordingly, we are committed to supporting our customers’ objective to identify new high growth revenue opportunities. We believe that the availability of wireless high-speed data, driven by spread spectrum technologies, represents a significant evolution of the wireless industry and can satisfy this customer objective. As a result, we expect to focus our investment on a portfolio of products that enables wireless high-speed data in both the CDMA and UMTS markets.

We have performed market research to identify the user segment most likely to adopt wireless high-speed data. This research has concluded that enterprises are planning (and have a need) to provide mobile communication capabilities for an increasing percentage of their workforce in the coming years. A mobile professional is defined as an employee that plans to spend at least 20% of their working time away from the office. The mobile professional, however, faces tremendous challenges in accessing critical business information while away from the office. We have worked closely with several information technology organizations across multiple industries to understand why enterprises have not utilized 2G or other wireless technology to address this need. In each case, the barriers to adoption are consistently focused on the lack of speed and security of access, limited availability of coverage, and high cost of service. Our research has included business case analysis that indicates significant gains in productivity and reductions in operating costs are realizable for enterprises if technology is made available that can overcome these barriers. Furthermore, the mobile professional is characterized by a strong willingness to pay for technology that can accomplish this.

Mobility and its product portfolio have been structured to meet this market need. We are actively working with our customers on 3G network deployments that are providing enterprises with the ability to mobilize their workforces. Our CDMA 2000 deployments have proven to provide the services that mobile professionals need to do their work. Similar results are expected with our UMTS networks. We are working with our customers to ensure optimal network performance in the secure environment that enterprises demand. This includes integrating VPN (Virtual Private Network) technology into our 3G offers, as well as providing tools that enable enterprises to quickly provision users for service. We are working on the development of leading edge technology that will enable subscribers to roam seamlessly from 3G networks to local area networks, or LANs, which service office complexes. We are also continuing to partner with our customers in educating their customers about the capabilities and benefits of wireless high-speed data.

Following acceptance and widespread use of high-speed wireless data by the mobile professional, we believe that the mobile consumer will quickly follow. This model has exhibited itself many times throughout the evolution of wireless technology as well as other high technology industries such as computing. We will therefore continue to work to create solutions that enable consumer based services as the second phase of our strategy.

Our product offerings include:

Base Station Products

Base stations provide the radio link that transmits and receives wireless subscriber calls and manages handoffs as customers move from cell (the area in which calls are handled by a particular base station) to cell. Each radio base station covers a specific geographic area with a capacity to handle a certain amount of subscriber traffic. Typically, base station equipment represents a significant portion of the capital equipment cost of a mobile operator.

The Flexent OneBTS Base Station is the newest member of our base station family, supporting CDMA and UMTS technologies, and will be the primary platform that we offer for UMTS network deployments. The Flexent OneBTS base station addresses the form, fit and function of future assemblies in a modular fashion so that current investment is not likely to be lost as the cell evolves to include expanded capacity in wireless voice and/or data transmissions. Our family of Flexent™ Base Station products supports virtually all major radio access technologies (AMPS, TDMA, CDMA, GSM and UMTS).

While we will continue to sell AMPS, TDMA and GSM radio equipment to existing customers, Mobility has made a strategic decision to focus on CDMA and UMTS 3G spread spectrum technologies in the future.

Core Network Equipment

Core network equipment is responsible for connecting radio base stations to the public voice and data networks. The primary element of the core network for voice traffic is the mobile switching center (“MSC”). MSCs provide the transfer of calls within the wireless network and interface to the public switched telephone networks. The majority of these voice and packet data core network products are provided by the INS segment.

Our 5ESS-2000 switch has advanced switching, signaling and administrative capabilities to deliver cost-effectively the standard mobile switching center functionality. It is a multipurpose, flexible modular platform capable of supporting both wireline and wireless telecommunications applications. For our existing wireless customers, we expect to continue to support the 5ESS-based mobile switching center and provide a graceful transition to the new Softswitch based technology.

Our Softswitch based 3G MSC provides integrated voice and data services that use open application programming interfaces (applications for which the code is published), enabling providers to create new innovative services for the mobile Internet.

Network Management Products

Operations and maintenance centers, which are essentially software systems, allow for the service provider’s provisioning, diagnostics and administration of its wireless networks. Our Mobility segment will be utilizing our Navis™ network operations platforms to provide these products as well as third party systems depending on the customer environment.

Applications And Service Delivery Products

The MiLife™ Applications Platforms allow a wireless service provider to easily introduce personalized mobile services. These platforms are used to support mobile applications and services developed by us and by third parties.

LUCENT WORLDWIDE SERVICES (LWS)

Even with the telecommunications market as challenging as it is, services remain a clear opportunity for near-term revenue potential. We believe our customers spend $30 billion or more annually on services performed by third parties. LWS is looking to expand into new areas like network integration, multi-vendor networking and managed services such as outsourcing.

LWS’s revenues during fiscal 2002 were approximately $2.7 billion, of which 71% was generated in support of INS customers and 29% in support of Mobility customers. LWS personnel are organized and deployed on a regional basis. Our U.S. service revenues represented about 63% of our total service revenues during fiscal 2002. At September 30, 2002, we had approximately 16,000 employees dedicated to professional services, deployment services and operational and maintenance services.

We believe services will differentiate us in the marketplace. We have one of the largest groups of skilled technicians, consultants, engineers, and installers serving all of Lucent’s top customers. We offer multi-technology and multi-vendor services solutions in the following three areas:

-
Professional Services, which accounted for approximately 15% of fiscal 2002 revenues for LWS. These services help our customers identify network areas where they can capitalize on high-margin opportunities, apply proven tools and techniques to optimize performance and reduce expenses, and plan evolution to protect their network investment and increase profits. Our enhanced engineering services help our customers determine the best configuration for maximizing traffic capacity and other operational efficiencies. These services also provide our customers with “in service” upgrades to help them migrate to new technologies. Our enhanced technical services help carriers maintain a high performing network by identifying and correcting network performance issues, balancing traffic loads and integrating new equipment into a live system. We often help our customers improve their network quality by troubleshooting, reporting and resolving problems or by providing on-the-job training to their staff.

-
Deployment Services, which accounted for approximately 60% of fiscal 2002 revenues for LWS. These services help our customers bring their equipment online in an efficient manner and allow them to begin generating revenues more quickly. Our equipment and field engineering services provide analysis, identification and documentation of detailed hardware and software specifications for new networking equipment to help ensure smooth deployments. We build and expand wireline and wireless networks globally and provide on-site configuration, testing and network connectivity of the equipment following installation. We can also perform a complete inventory, inspection, assembly, configuration and testing of network equipment at one of our staging facilities prior to deployment in order to deliver a complete ready-for-installation system at a customer site.

-
Operations and Maintenance Services, which accounted for approximately 25% of fiscal 2002 revenues for LWS. These services help our customers maximize the performance of their networks and maintain network reliability and availability to ensure quality of service. We have the capabilities to provide technical support either remotely via phone or modem for rapid response, diagnosis and resolution or through on-site technical specialists supplementing the service provider’s staff.

We are focused on the areas that customers tell us matter most to them in today’s industry downturn, including revenue recovery, network performance, inventory management, network security, and technology migration. We also perform work for our customers on multi-vendor networks. A key to helping our customers in these areas is the expertise of our research and development arm, Bell Labs, which develops tools our engineers use to deliver our services.

COMPETITION

The global communications networking industry is highly competitive. Our current principal competitors include Alcatel, Ciena Corporation, Cisco Systems, Inc., LM Ericsson Telephone Company, Fujitsu Limited, Huawei Technologies, Motorola Inc., NEC Corporation, Nokia Corporation, Nortel Networks Corporation, Samsung Networks Inc. and Siemens AG. Some of our competitors, such as Alcatel and Nortel, compete across many of our product lines, while others compete in a smaller subset of our products.

We expect that the level of competition will intensify for several reasons. First, most industry participants will seek to strengthen their relationships with large service providers, as they represent over 70% of global carrier spending. The collapse of competitive local exchange carriers and other competitors of incumbent carriers has resulted in fewer customers. In addition, the large service providers have been consolidating, thus giving the remaining service providers additional buying power. Furthermore, as service providers continue to reduce their capital spending, fewer sales opportunities will exist.

Many factors influence our ability to compete successfully in our industry, some of these being:

-	the quality, performance, reliability, price and market acceptance of our products;

-	market acceptance of our competitors’ products;

-	efficiency and quality of the production and implementation of our products;

-	our ability to develop appropriate technologies and introduce new products and services and value added features on a timely basis;

-	our willingness and ability to provide or arrange customer financing in certain emerging U.S. and non-U.S. markets; and

-	our customer support and reputation.

We believe we are currently among the top suppliers of products and services to global wireline and wireless service providers. However, a number of our existing competitors are very large companies with substantial technical, engineering and financial resources, brand recognition and established relationships with global service providers. In addition, we may from time to time face new competitors, including entrants from the telecommunications, computer software, data networking and semiconductor industries. These competitors may be able to offer lower prices, additional products or services or other incentives that we cannot or will not match or do not offer. They may also be in a stronger position to respond quickly to new or emerging technologies and to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to our potential customers, employees and third party agents.

NON-U.S. OPERATIONS

We have operations in foreign countries, including manufacturing and system integration center facilities, sales personnel and customer support operations. For fiscal 2002, we derived approximately 34% of our revenues from sales outside the United States and are dependent on international suppliers for many of our components and subassemblies used worldwide and for the manufacturing of some of our products. We intend to continue to pursue focused opportunities in carefully delineated markets outside the United States. Therefore, we continue to be subject to the risks inherent in doing business in foreign countries. In many non-U.S. markets, long-standing relationships between our potential customers and our competitors and protective regulations, including local content requirements, create barriers to our entry and can adversely affect our ability to capitalize on the opportunities in these markets. Also, pursuit of non-U.S. opportunities may require us to make significant investments for an extended period before returns on such investments, if any, are realized. Our ability to compete and our investments in some countries can be adversely affected by difficulties in protecting intellectual property, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation, and other factors, depending on the country in which such opportunity arises.

BELL LABS

Our INS and Mobility segments are supported by the technological expertise provided by Bell Labs, one of the world’s largest research and development organizations focused on the needs of large service providers. Bell Labs provides basic and applied research and development support for our business. Bell Labs’ mission is to develop technically advanced products and services that will keep us at the forefront of communications, to conduct fundamental research in scientific fields important to communications and to create innovations that can be put to use in our new communications products and services. Bell Labs’ R&D activities continue to focus on the technologies we view as central to our business strategy: software, network design and engineering, network services, photonics, data networking and wireless communications.

Bell Labs has become smaller as we reorganized or divested various businesses, such as Agere, Avaya, the optical fiber business and the power systems business. Bell Labs’ researchers and developers associated with those businesses were relocated to work with the new companies. At the same time, certain areas of R&D work grew. For example, Bell Labs has increased its work on technologies to further the development of our service intelligent architecture. We plan to continue to invest in the R&D efforts of Bell Labs because we believe it gives us a competitive advantage in developing innovative technologies. There are approximately 1,400 employees supporting R&D efforts within Bell Labs core research group.

SUPPLY CHAIN NETWORKS

Supply Chain Networks, or SCN, manages our end-to-end global supply chain needed to produce and deliver our products and services to our worldwide customers. The organization designs, implements and optimizes the supply chain for our products, with the goal of establishing product cost, product cycle and interval, and quality that meets our objectives and those of our customers.

The key functions of SCN include: identifying the sources of raw materials, sub-assemblies, and finished goods that are needed to support our product lines; establishing and managing relationships with component vendors and our electronic manufacturing service providers to ensure continuity of supply at the required price and quality; managing the operational execution in our systems integration centers and the distribution network required to deliver product and services to our customers; and driving the engineering effort across the product life cycle by working closely with our product management and development teams to ensure lowest cost designs through low cost and standardized component selection, optimizing sourcing strategies, aiding new product introductions, and maximizing post-development cost reduction opportunities.

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

We currently have contracts with contract manufacturers, who we also refer to as electronic manufacturing services providers (or EMS providers), around the world. These providers manufacture a significant amount of our product lines. These providers include Celestica, Solectron, Jabil, Sanmina, Flextronics and other local providers in various regions. SCN controls source selection on all components. On non-strategic components, our manufacturing providers use their leverage and global buying power to negotiate best price on components from vendors we approve.

CORPORATE HEADQUARTERS

INS, Mobility, LWS, SCN and Bell Labs draw upon centrally managed but locally deployed corporate support groups that include cash management, legal, accounting, tax, public relations, insurance, advertising, human resources and data services.

BACKLOG

Our backlog, calculated as the aggregate of the sales price of orders received from customers less revenue recognized, was approximately $1.9 billion and $4.3 billion on September 30, 2002 and 2001, respectively. Approximately $600 million of the September 30, 2001 backlog was attributable to Agere, which was reported as a discontinued operation. Approximately $1.8 billion of the orders included in the September 30, 2002 backlog are scheduled for delivery during fiscal 2003. However, all orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, customers may be able to cancel some orders without penalty, and we may elect to permit cancellation of orders without penalty where management believes that it is in our best interest to do so. In addition, some customers may become unable to pay for or finance their purchases as a result of deterioration in their financial positions.

SEASONALITY

Our revenues and earnings have not followed a consistent pattern and have not been seasonal.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY RIGHTS

We have patents to protect some of our innovations and proprietary products and technology. We market our products and services primarily under our own names and marks. We consider our patents and trademarks to be valuable assets. Many of our trademarks are registered throughout the world. We currently own approximately 6,300 patents in the U.S. and 9,500 patents in foreign countries. The foreign patents are, for the most part, counterparts of our U.S. patents.

The number of current patents reflects the reduction of our patent portfolio for U.S. and foreign patents we assigned to Avaya or Agere in connection with our spin-offs of these two companies as well as patents that we transferred in connection with dispositions, such as the sale of the optical fiber business. Our intellectual property licensing division licenses, protects and maintains our intellectual property and enforces our intellectual property rights. This responsibility includes the licensing of our patents and technology to third parties and negotiating agreements regarding our licensing of intellectual property from others. Many of the patents owned by us are licensed to other companies with large patent portfolios, and we are licensed to use patents owned by these other companies. We also have cross-licensing arrangements with our former affiliates, Agere, AT&T, Avaya and NCR.

We rely on patent, trademark, trade secret and copyright laws both to protect our intellectual property, including our proprietary technology, and to protect us against claims from others. We believe that we have direct intellectual property rights or rights under cross-licensing arrangements covering substantially all of our material technologies. However, third parties may assert infringement claims against us or against our customers in connection with their use of our systems and products. When infringement claims are made against us or our customers, the outcome of these claims are difficult to predict because of the technological complexity of our systems and products.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other documents we file with the Securities and Exchange Commission contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this Form 10-K, whether as a result of new information, future events, changes in assumptions, or otherwise.

RISKS RELATED TO OUR BUSINESS AND INVESTING IN OUR SECURITIES

Our business and our prospects are subject to many risks. The following items are representative of the risks, uncertainties and assumptions that could affect our business, our future performance and the outcome of the forward-looking statements we make. In addition, our business, our future performance and forward-looking statements could be affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic and political conditions, including the global economy, interest rate and currency exchange rate fluctuations and other future events.

If The Telecommunications Market Does Not Improve, Or Improves At A Slower Pace Than The Company Anticipates, The Company’s Results Of Operations Will Continue To Suffer.

During fiscal 2002 and 2001, the global telecommunications market has significantly deteriorated, reflecting a significant decrease in the competitive local exchange carrier market, failures of many other start-up telecommunications service providers and a significant reduction in capital spending by established service providers. The Company’s sales and results of operations have been adversely affected by this market deterioration.

If capital investment levels by service providers continue to decline, or if the telecommunications market does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. In addition, if our sales volume and product mix do not improve, our gross margin percentage may not improve as much as we expect, resulting in lower than expected results of operations.

The significant slowdown in capital spending in our target markets has created uncertainty as to the level of demand in those markets. In addition, the level of demand can change quickly and can vary over short periods of time, including from month to month. As a result of the uncertainty and variations in our markets, accurately forecasting revenues, results and cash flow is increasingly difficult.

The Company Incurred Significant Net Losses In Fiscal 2002 And 2001 And The Company Expects To Incur A Net Loss In Fiscal 2003. If The Company Continues To Incur Net Losses, The Company’s Ability To Satisfy Its Cash Requirements May Be More Difficult And The Company’s Legally Available Surplus May Be Significantly Reduced Or Impaired.

We incurred net losses of approximately $12 billion and $16 billion in fiscal 2002 and 2001, and in fiscal 2002 we recorded a $2.9 billion charge to equity on account of our employee benefit plans. We expect to have a net loss in fiscal 2003 as well. There can be no assurance that we can return to profitability in the future. If we fail to generate operating income and net income, we could have difficulty meeting our cash requirements.

Our losses and charges to equity have contributed to a significant reduction in our legally available surplus. Under Delaware law we generally can pay dividends on or acquire shares of our capital stock (including our 8.00% redeemable convertible preferred stock) only from our legally available surplus, as defined by Delaware law. The significant reductions of our surplus we have experienced, as well as potential future losses and charges to equity, could adversely affect our ability to pay dividends or to redeem or otherwise acquire our capital stock.

The Company’s Strategic Direction And Restructuring Programs May Not Yield The Benefits The Company Expects And Could Even Harm The Company’s Financial Condition, Reputation And Prospects.

In connection with our strategic direction and restructuring programs, we have or are in the process of exiting certain product lines, outsourcing the manufacturing of most of our products, selectively disposing of certain of our businesses and facilities, reducing the number of countries in which we operate, and significantly reducing our workforce. These activities may not yield the benefits we expect, and may raise product costs, delay product production and service delivery, result in or exacerbate labor disruptions and labor-related legal actions against us, and create inefficiencies in our business.

Our strategic direction and restructuring program also may give rise to unforeseen costs, which could wholly or partially offset any expense reductions or other financial benefits we attain as a result of the changes to our business. In addition, if the markets for our products do not improve, we may need to take additional restructuring actions to address these market conditions. Any such additional actions could result in additional restructuring charges.

Our restructuring programs and our current business plan are designed to get us back to profitability and positive cash flow, but we cannot be certain that this will occur or that we will return to profitability and positive cash flow within the time period we are targeting. Our current plan to return to profitability is predicated upon achieving gross profit margins in the mid 30% range or higher. If we cannot achieve these levels, we may not be able to obtain the cash flow and profitability levels we expect.

The Company Has Substantial Cash Requirements And May Require Additional Sources Of Funds. Additional Sources Of Funds May Not Be Available Or Available On Reasonable Terms.

We have substantial cash requirements in connection with our operations, capital expenditures, restructuring programs, debt service obligations, pension and postretirement benefit plans and, if we elect and have sufficient surplus to pay such dividends or redemptions in cash, preferred stock dividend requirements and redemptions. In addition, new product development, which is key to the success of our business, is cash intensive. If the cash we generate from our operations or from our other sources is not available when needed or is insufficient to satisfy our requirements, we may require additional sources of funds.

We cancelled our credit facility in October 2002 to avoid an anticipated default under our financial covenants. While we intend to replace that credit facility with a smaller credit facility, we cannot assure you that we will be able to do so on acceptable terms or at all. We also cannot assure you that any other required additional sources of funds would be available or available on reasonable terms. If we do not generate sufficient amounts of capital to meet our cash requirements at the times and on the terms required by us, our business will be adversely affected.

In addition, any new credit facility could severely limit our ability to plan for or react to market conditions or meet capital needs or could otherwise restrict our intended activities or business plans and adversely affect our ability to finance operations, strategic acquisitions, investments or alliances or to engage in other business activities that would be in our interest. Any new credit facility may also include financial covenants similar in scope to the financial covenants in our prior credit facility.

The Company’s Credit Ratings May Be Reviewed For Downgrade, Put On Credit Watch Or Downgraded, Which Could Adversely Affect The Company’s Results Of Operations.

Declines in our credit ratings have resulted in increased costs on certain of our financing arrangements. In addition, we have experienced reduced access to credit markets and declines in the price of our common stock, convertible preferred stock, trust preferred securities and debt securities. There can be no assurance that our credit ratings will not be reduced in the future by Moody’s, S&P, or any other ratings agency. In addition, our current credit ratings may cause some customers to be unwilling to do business with us on normal terms and conditions, or at all.

The Company Operates In A Highly Competitive Industry. The Company’s Failure To Compete Effectively Would Harm Its Business.

The industry in which we operate is highly competitive and we expect that the level of competition on pricing and product offerings will continue to be intensive. Factors that could affect our ability to compete successfully in the industry include: the quality, performance, price, reliability, mix and market acceptance of our products; market acceptance of our competitors’ products; efficiency and quality of the production and implementation of our products; and our customer support and reputation.

We have a number of existing competitors, some of which are very large with substantial technological and financial resources, brand recognition and established relationships with global service providers. In addition, new competitors may enter the industry as a result of shifts in technology. These new competitors, as well as existing competitors, may include entrants from the telecommunications, computer software, computer services, data networking, and semiconductor industries. We cannot assure that we will be able to compete successfully against existing or future competitors. Competitors may be able to offer lower prices, additional or a more attractive mix of products or services, or services or other incentives that we cannot or will not match or do not offer. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential customers, employees, and strategic partners. Because we have a unionized workforce at some locations and many of our main competitors are not unionized to the same extent, or at all, unless our labor contracts are improved, our costs will be higher and our profitability may be lower than those competitors. Our collective agreements with the unions expire on May 31, 2003, and no assurance can be given that we will complete new agreements with the unions prior to that time, or that we will not be competitively disadvantaged if we are not able to reach agreement with the unions by May 31, 2003.

In addition, we may have less liquidity and a more limited access to the capital markets as a result of our credit ratings than some of our competitors. Therefore, these competitors may be better positioned to withstand a prolonged downturn in the industry or in the economy as a whole.

A Small Number Of The Company’s Customers Account For A Substantial Portion Of Its Revenues, And The Loss Of One Or More Key Customers Could Significantly Reduce The Company’s Revenues, Profitability And Cash Flow.

We rely on a few large customers to provide a substantial portion of our revenues. These customers include: AT&T, AT&T Wireless, BellSouth, Cingular, SBC, Sprint, Verizon and Verizon Wireless. Our strategy is to target our products and services to the world’s largest service providers. In addition, the telecommunications industry has recently experienced a consolidation of both U.S. and non-U.S. companies. As a result of these factors, it is likely that in fiscal 2003 and subsequent years an even greater percentage of our revenues will be attributable to a limited number of large service providers than in years past.

Reductions, delays or cancellations of orders from one or more of our significant customers or the loss of one or more significant customers in any period could continue to have an adverse effect on our revenues, profitability and cash flow.

The Company Is Exposed To The Credit Risk Of Its Customers As A Result Of The Company’s Customer Financing Arrangements And Accounts Receivables.

Our customer financing arrangements and accounts receivable make us vulnerable to downturns in the economy and the industry in general, and to adverse changes in our customers’ businesses in particular. Many of the customers to whom we provide financing or with whom we have contracts have been negatively affected by the continued softening in the telecommunications market, and some have filed for bankruptcy or been declared insolvent. As a result, we wrote off some of our accounts receivables and many of our customer financings and sold others at significant discounts. We also recorded reserves or write-offs in our financial statements and may have to record additional reserves or write-offs in the future. Deterioration in the credit quality of our customers may increase our capital needs if we are unable to sell the notes representing existing customer financings or to transfer future funding commitments to financial institutions and investors on acceptable terms and in the expected timeframes.

The Company Relies On Third Parties To Manufacture Most Of Its Products And To Provide Substantially All Of Its Components. If These Third Parties Fail To Deliver Quality Products And Components At Reasonable Prices On A Timely Basis, The Company May Alienate Some Of Its Customers, And Its Revenues, Profitability And Cash Flow May Decline.

We are increasing our use of contract manufacturers as an alternative to our own manufacturing of products. If these contract manufacturers do not fulfill their obligations to us, or if we do not properly manage these relationships, our existing customer relationships may suffer. In addition, by undertaking these activities, we run the risk that the reputation and competitiveness of our products and services may deteriorate as a result of the reduction of our control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement or maintain manufacturing methods appropriate for our products and customers.

Our supply chain and manufacturing process relies on accurate forecasting to provide us with optimal margins and profitability. Because of market uncertainties, forecasting is becoming much more difficult. In addition, as we come to rely more heavily on contract manufacturers, we may have fewer personnel resources with expertise to manage these third-party arrangements.

The Company Has Long-Term Sales Agreements With A Number Of Its Large Customers. Some Of These Agreements May Prove Unprofitable As The Company’s Costs And Product Mix Shift Over The Lives Of The Agreements.

We have entered into long-term sales agreements with a number of our large customers. Some of these sales agreements require us to sell products and services at fixed prices over the lives of the agreements, and some require us to sell products and services that we would otherwise discontinue, thereby diverting our resources from developing more profitable or strategically important products. The costs we incur in fulfilling some of our sales agreements may vary substantially from our initial cost estimates. Any cost overruns that we cannot pass on to our customers could adversely affect our results of operations by reducing or eliminating our profit margins.

If The Company Fails To Maintain A Product Portfolio That Is Attractive To Its Customers, Enhance Its Existing Products And Keep Pace With Technological Advances In Its Industry Or If The Company Pursues Technologies That Do Not Become Commercially Accepted, Customers May Not Buy Our Products, And The Company’s Revenues, Profitability And Cash Flow May Be Adversely Affected.

The demand for our products can change quickly and in ways that we may not anticipate because markets for our principal products are characterized by: rapid, and sometimes disruptive, technological developments; evolving industry and certification standards; frequent new product introductions and enhancements; changes in customer requirements and a limited ability to accurately forecast future customer orders; evolving methods of building and operating communications systems for our customers; and short product life cycles with declining prices over the life cycle of a product. For example, some of our U.S.-based Mobility customers are pursuing alternatives to our Time Division Multiple Access technology, and we do not have products for all of the alternative technologies. If one or more of the customers select an alternative technology we do not provide, we would expect to have a significant reduction of business from those customers.

Our operating results depend, to a significant extent, on our ability to maintain a product portfolio that is attractive to our customers, enhance our existing products and continue to successfully introduce new products on a timely basis. New technological innovations generally require a substantial investment before any assurance is available as to their commercial viability, including, in some cases, certification by U.S. and non-U.S. standards-setting bodies.

If we fail to make sufficient investments or we focus on technologies that do not become widely adopted, other technologies could render our current and planned products obsolete, resulting in the need to change the focus of our research and development and our product strategies. This will disrupt our business significantly. Being one of the first to make products available is important to the success of a new product, and any delays in bringing a new product to market could have a negative effect on our results of operations. Accordingly, when we do develop appropriate technology, this technology may not be successful if we fail to bring it to market in a timely and commercially feasible manner.

Many Of The Company’s Current And Planned Products Are Highly Complex And May Contain Defects Or Errors That Are Detected Only After Deployment In Communications Networks. If That Occurs, The Company’s Reputation May Be Harmed.

Our products are highly complex and some of them can only be fully tested when deployed in communications networks or with other equipment. From time to time, our products have contained undetected defects, errors or failures. The occurrence of any defects, errors or failures could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers’ end-users and other losses to us or to our customers or end-users.

Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenue and profitability.

The Company’s Success Depends On Its Ability To Retain And Recruit Key Personnel.

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

The Company Is A Party To Lawsuits, Which, If Determined Adversely To It, Could Result In The Imposition Of Damages Against It And Could Harm The Company’s Business And Financial Condition.

We and certain of our former officers and current and former members of our board of directors are subject to various lawsuits brought by shareowners and classes of shareowners, customers and participants in some of our employee benefit plans, alleging, among other things, violations of federal and state securities laws, ERISA and breaches of various fiduciary obligations. The deterioration in the overall telecommunications market, the decline of our results of operations in fiscal 2002 and 2001, and the consequent impact on our common stock price, have increased the number and nature of the actions being brought and the damages claimed against us. In addition, our substantial workforce reductions appear to have been the catalyst for a number of employment related actions against us. The actions and allegations made against us may increase in the future as we continue to implement our restructuring efforts, which may involve asset dispositions and workforce reductions. There can be no assurance that actions that have been or will be brought against us will be resolved in our favor, or if a significant monetary judgment is rendered against us, we will have the ability to pay such a judgment. Any losses resulting from these claims could adversely affect our profitability and cash flow.

If The Company Fails To Protect Its Intellectual Property Rights, The Company’s Business And Prospects May Be Harmed.

Intellectual property, such as patents, are vital to our business and developing new products and technology that are unique to us is critical to our success. We have numerous United States and foreign patents and numerous pending patents, but we cannot predict whether any patents, issued or pending, will provide us with any competitive advantage, or will be challenged by third parties. Moreover, our competitors may already have applied for patents that, once issued, could prevail over our patent rights or otherwise limit our ability to sell our products. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our proprietary technology. In addition, patent applications that we have currently pending may not be granted. If we do not receive the patents we seek, or if other problems arise with our intellectual property, our competitiveness could be significantly impaired, which would limit our future revenues and harm our prospects.

The Company Is Subject To Intellectual Property Litigation And Infringement Claims, Which Could Cause It To Incur Significant Expenses Or Prevent The Company From Selling Its Products.

From time to time, we receive notices from third parties of potential infringement and receive claims of potential infringement when we attempt to license our intellectual property to others. Intellectual property litigation can be costly and time consuming and divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. A successful claim by a third party of patent or other intellectual property infringement by us could compel us to enter into costly royalty or license agreements or force us to pay significant damages and may even require us to stop the sale of certain of our products.

The Company Is Subject To Environmental, Health And Safety Laws, Which Could Be Costly And Restrict The Company’s Future Operations.

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

Rapid Changes To Existing Regulations Or Technical Standards Or The Implementation Of New Regulations Or Technical Standards Upon Products And Services Not Previously Regulated Could Be Disruptive, Time Consuming And Costly To The Company.

Many of our products and services are developed in reliance upon existing regulations and technical standards, our interpretation of unfinished technical standards or the lack of such regulations and standards. Rapid changes to existing regulations and technical standards or the implementation of new regulations and technical standards upon products and services not previously regulated could adversely affect development, demand, sale and warranty of our products and services, thus increasing our costs and decreasing the demand for our products and services.

The Company Conducts A Significant Amount Of Its Operations Outside The United States, Which Subjects It To Social, Political And Economic Risks Of Doing Business In Foreign Countries And May Cause The Company’s Profitability To Decline Due To Increased Costs.

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For fiscal 2002, we derived approximately 34% of our revenues from sales outside the United States, with the foreign markets including China, Germany, India and Saudi Arabia. We manufacture a portion of our products outside the United States. We are also dependent on international suppliers for many of our components and subassemblies and assembly of some of our products. We are concentrating sales and marketing, product development, services and supply chain resources to meet the global needs of the world’s largest service providers and to follow the geographic footprint of our large service provider customers around the world to the approximately 20 core countries in which these customers do business. We are, therefore, subject to the risks inherent in doing business in foreign countries. These risks include: tariffs and duties, price controls, restrictions on foreign currencies and trade barriers imposed by foreign countries; exchange controls and fluctuations in currency exchange rates; difficulties in staffing and managing international operations; political or social unrest or economic instability; the risk of nationalization of private enterprises by foreign governments; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries.

Difficulties in some foreign financial markets and economies could also inhibit demand from our customers in the affected countries. Any or all of these factors could have a material adverse impact on our global business operations. Although we attempt to manage our exposure to risks from fluctuations in foreign currency exchange rates, through our regular operating and financing activities and, when deemed appropriate, derivative financial instruments, our attempts may not always be successful. A significant change in the value of the United States dollar against the currency of one or more countries where we sell products to local customers or make purchases from local suppliers may materially adversely affect our operating results.

The Company’s Common Stock Has Traded At Prices Below $1.00, And Could Be Subject To Delisting By The New York Stock Exchange.

Our common stock currently trades on the New York Stock Exchange (“NYSE”). Under the NYSE requirements, a stock is required to maintain a minimum trading prices, and can be delisted and not allowed to trade on the NYSE if the average closing price of the stock over a 30 trading-day period is less than $1.00. At the close of trading on October 17, 2002, our common stock failed to meet this NYSE minimum trading price requirement because the average closing price for 30 trading days was below $1.00. The NYSE gave us notice of this fact and we have six months to cure this problem or our common stock could be delisted. We intend to ask our shareowners to authorize a reverse stock split at our next annual meeting in February 2003. This action is being taken because our Board of Directors believes a reverse stock split is in the best interest of shareholders as it may maintain our common stock price over the $1.00 threshold and prevent possible delisting by the NYSE. However, shareholders may not approve the reverse stock split, or if the reverse stock split is approved and completed, it may not result in a sustained trading price for our common stock sufficient to prevent delisting.

If our common stock is delisted, trading our stock may become more difficult and our stock price could decrease even further. If our common stock is not listed on a national securities exchange or NASDAQ, many potential investors will not purchase our common stock, limiting the trading market for our stock even further. If delisting by the NYSE does occur, our common stock would likely be removed from the Standard & Poor’s 500 index (S&P 500), which would also limit the trading market for our common stock.

The Company Has Risks Related to Its Pension and Postretirement Benefit Plans

The Company currently maintains U.S. pension plans under the Employee Retirement Income Security Act of 1974, or ERISA, that cover various categories of employees and retirees. Liabilities related to 32,000 active employees and 127,000 retired employees make up approximately 95% of the total obligations under these pension plans. The remaining 5% of the liabilities are attributable to approximately 90,000 beneficiaries and former employees with deferred vested pension rights. Separate trusts are maintained for management participants and for represented participants to fund these pension obligations. The Company’s obligations to make contributions to fund benefit obligations under the pension plans are based on the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined under ERISA and are measured as of December 31 of each year utilizing the value of assets and liabilities on that date. If the financial markets do not provide the long-term returns that are expected under the ERISA funding calculation, the likelihood of Company contributions increases. The equity markets can be, and recently have been, very volatile, and therefore the Company’s estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can impact our contribution requirements. In a low interest rate environment, the likelihood of required contributions in the future increases.

With respect to the management pension plan, we do not expect to be required to make a contribution for fiscal 2003. However, because of the volatility of the financial markets and fluctuations in interest rates, the Company could be required to make contributions as early as fiscal 2004. With respect to the represented pension plan, the Company does not currently foresee a need to make any contributions, but this could change if the equity markets decline substantially.

Approximately 127,000 of the Company’s current retirees are also covered by postretirement healthcare benefit plans. With respect to management retirees, the Company expects it will only need to make minimal, if any, cash payments in fiscal 2003 for these healthcare benefits. However, the Company does expect to make benefit payments from its operating cash flow in fiscal 2004 and beyond. Although it is difficult to estimate these expected future payments, the Company’s current view of the funding requirement is approximately $350 million annually. With respect to represented retirees, the Company does not expect to have to make cash payments before fiscal 2006 or 2007 due to assets currently held in a separate trust to fund these payments.

The cost of providing postretirement healthcare benefits continues to rise. The Company expects to take steps designed to reduce the overall cost of providing postretirement healthcare benefits and to reduce the share of these costs borne by the Company, consistent with legal requirements and our collective bargaining obligations. There can be no assurance that the Company will be successful in reducing these costs.

If the Company is required to make significant contributions to fund the pension plans or make significant cash payments for retiree healthcare benefits, the Company’s cash flow available for other uses may be significantly reduced. In addition, if the Company is unable at any time to meet any required funding obligations for the pension plans, or if the Pension Benefit Guaranty Corporation (PBGC) concludes that, as insurer of certain plan benefits, its risk may increase unreasonably if the plans continue, under ERISA the PBGC could terminate the plans and place liens on material amounts of the Company’s assets.

EMPLOYEE RELATIONS

On September 30, 2002, we had approximately 47,000 employees. Of these 47,000 employees, approximately 32,000, or 68%, were located in the United States. Of these U.S. employees, approximately 6,800, or 21%, were represented by unions, primarily the Communications Workers of America (“CWA”) and the International Brotherhood of Electrical Workers (“IBEW”). Our current five-year collective agreements with the CWA and IBEW expire on May 31, 2003. We cannot give any assurance that new agreements with the unions will be reached by the time the current ones expire. If we do not enter into new agreements before our current agreements expire, our operations could be disrupted, which could adversely impact our business.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information about our executive officers is included herein in accordance with Part III, Item 10 and is as of November 30, 2002.

Name	Age	Title	Date Became Executive Officer

Henry B. Schacht	68	Chairman of the Board	10/00

Patricia F. Russo	50	President and Chief Executive Officer	01/02

Robert C. Holder	56	Chief Operating Officer	11/00

William T. O’Shea	55	President, Bell Labs and Executive Vice President, Strategy and Marketing	10/99

Frank A. D’Amelio	44	Executive Vice President and Chief Financial Officer	05/01

Richard J. Rawson	50	Senior Vice President, General Counsel and Secretary	02/96

John A. Kritzmacher	42	Senior Vice President and Controller	09/01

James K. Brewington	59	President, Mobility Solutions	10/02

Janet G. Davidson	46	President, Integrated Network Solutions	10/02

All of the executive officers have held high-level managerial positions and/or directorships with us for more than the past five years, except for Ms. Russo. Ms. Russo held executive officer positions with us from our formation in 1996 until August 2000. Prior to becoming our President and Chief Executive Officer in January 2002, Ms. Russo was Chairman of Avaya Inc. from December 2000 to January 2002 and President and Chief Operating Officer of Eastman Kodak Company from April 2001 to January 2002.

Officers are not elected for a fixed term of office but hold office until their successors have been elected.

ENVIRONMENTAL MATTERS

Our current and historical operations are subject to a wide range of environmental protection laws. In the United States, these laws often require parties to fund remedial action regardless of fault. We have remedial and investigatory activities under way at numerous current and former facilities. In addition, we were named a successor to AT&T as a potentially responsible party at numerous “Superfund” sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or comparable state statutes. Under our Separation and Distribution Agreement with AT&T, we are responsible for all liabilities primarily resulting from or relating to our assets and the operation of our business as conducted at any time prior to or after the separation from AT&T, including related businesses discontinued or disposed of prior to our separation from AT&T. Furthermore, under the AT&T Separation and Distribution Agreement, we are required to pay a portion of contingent liabilities paid out in excess of certain amounts by AT&T and NCR, including environmental liabilities. In our separation agreements with Agere and Avaya, Agere and Avaya have agreed, subject to certain exceptions, to assume all environmental liabilities related to their respective businesses.

The future impact of environmental matters, including potential liabilities, is often difficult to estimate. We record an environmental reserve when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. This practice is followed whether the claims are asserted or unasserted. Management expects that the amounts reserved will be paid out over the periods of remediation for the applicable sites, which typically range from five to 30 years. Reserves for estimated losses from environmental remediation are, depending on the site, based primarily upon internal or third-party environmental studies and estimates as to the number, participation level and financial viability of any other potentially responsible parties, the extent of the contamination and the nature of required remedial actions. Accruals are adjusted as further information develops or as circumstances change. The amounts provided for in our consolidated financial statements for environmental reserves are the gross undiscounted amounts of such reserves, without deductions for insurance or third-party indemnity claims. In those cases where insurance carriers or third-party indemnitors have agreed to pay any amounts, and management believes that collectibility of such amounts is probable, the amounts are reflected as receivables in the consolidated financial statements. Although we believe that our reserves are adequate, we can not be certain that the amount of capital expenditures and other expenses required for remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in our reserves or will not have a material adverse effect on our financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at September 30, 2002 cannot be determined.

SEPARATION AGREEMENTS

In connection with our separation from AT&T in 1996, we, AT&T and NCR Corp. entered into a Separation and Distribution Agreement and related ancillary agreements, including an employee benefits agreement, technology-related agreements, a tax sharing agreement and other tax-related agreements. We entered into similar agreements with Avaya and Agere in connection with our spin-offs of each of these companies.

Pursuant to these various agreements, we and our former affiliates have separately agreed to assume all liabilities, including contingent liabilities, related to our and their respective businesses and operations. In some instances, these agreements also provide for the sharing of certain contingent liabilities, specifically: (1) any contingent liabilities that are not primarily our contingent liabilities or contingent liabilities associated with the businesses attributed to our former affiliate; (2) certain specifically identified liabilities, including liabilities relating to terminated, divested or discontinued businesses or operations; and (3) shared contingent liabilities and excess liabilities as specified in the agreements with AT&T and Avaya.

Item 2.   Properties

As discussed in more detail below, we currently have approximately 470 owned and leased sites comprising 34.8 million square feet (including 5.7 million square feet which have been vacated under our restructuring actions). As part of our fiscal 2001 and 2002 restructuring actions, we have plans to reduce a significant number of our facilities, which will result in reducing our total owned and leased real estate by approximately 16.6 million square feet. As of September 30, 2002, we exited approximately 12.0 million square feet and expect to exit the remaining sites during fiscal 2003. Although we have not yet committed to any specific plans, we are currently considering strategies to exit the three largest manufacturing and systems integration sites we own, which are located in North Andover, Massachusetts, Columbus, Ohio and Oklahoma City, Oklahoma. These three sites comprise approximately 5.8 million square feet in total.

On September 30, 2002, we owned or leased 13 manufacturing and systems integration sites, consisting of approximately 7.6 million square feet. Four locations are in the United States, substantially all of which are owned. The remaining nine sites are located in seven other countries.

On September 30, 2002, we owned or leased 65 warehouse sites, consisting of approximately 2.4 million square feet. Fifty-six locations are in the United States, substantially all of which are leased. The remaining nine sites are located in seven other countries.

On September 30, 2002, we owned or leased 377 office sites (administration, sales, field service), consisting of approximately 15.4 million square feet of which 13.3 million square feet are leased. Two hundred thirty of these office sites are located in the United States. The remaining 147 sites are located in 52 other countries.

On September 30, 2002, we owned or leased additional sites with significant research and development activities in four countries, including the U.S., consisting of approximately 9.3 million square feet, of which approximately 0.6 million square feet are leased.

On September 30, 2002, three New Jersey properties located in Whippany, Murray Hill and Holmdel were pledged to secure financing from GMAC Commercial Mortgage Corporation.

Most of the properties we are retaining listed above are used jointly by our reporting segments. We believe our facilities are suitable and adequate to meet our current needs.

Item 3.   Legal Proceedings

We are subject to legal proceedings, lawsuits, and other claims, including proceedings by government authorities. In addition, we may be subject to liabilities to some of our former affiliates under separation agreements with them (see Item 1, “Business -- Separation Agreements”). Legal proceedings are subject to uncertainties and the outcomes are difficult to predict. Consequently, we are unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at September 30, 2002. We are subject to several purported class action lawsuits and other lawsuits for alleged violations of federal securities laws, ERISA and related claims described below, which could have a material financial impact on us. Other than those matters, we believe that the remainder of the cases will not have a material financial impact on us after final disposition. However, because of the uncertainties of legal proceedings, one or more of these proceedings could ultimately result in material monetary payments by us. The damage claims in some of these proceedings, particularly the securities and related cases, are significant and if an adverse judgment were to be rendered against us in one or more of these proceedings for the amount of damages claimed, we may be unable to pay the amount of such judgments.

Legal proceedings involving the company include the following types of matters:

•	Securities cases, including federal securities laws and related ERISA claims

•	Consumer fraud and similar claims

•	Commercial disputes involving breach of contract, products disputes or similar claims

•	Intellectual property actions, usually involving patent infringement claims

•	Employment matters

•	Regulatory or government investigations

•	Environmental, health and safety claims, including asbestos related claims

Securities and Related Cases

We and certain of our former officers are defendants in numerous purported shareholder class action lawsuits for alleged violations of federal securities laws. These cases have been consolidated into a single action pending in the United States District Court for the District of New Jersey, captioned In re Lucent Technologies Inc. Securities Litigation. The consolidated complaint alleges, among other things, that beginning in late October 1999, we and certain of our officers misrepresented our financial condition and failed to disclose material facts that had an adverse impact on our future earnings and prospects for growth. The action seeks monetary damages and costs and expenses associated with the litigation. We have filed a motion to dismiss the complaint which was denied in June 2002. The case is in the discovery phase, however all proceedings are currently stayed pending court ordered mediation efforts. Should those efforts fail to result in a settlement of the action, Lucent intends to defend the action vigorously.

We have been served with derivative complaints filed by individual shareowners in Delaware Chancery Court against certain current and former members of our Board of Directors and a former officer. These complaints have been consolidated in a single action. The consolidated complaint asserts that certain current and former directors and officer allegedly breached their fiduciary duties to us by acquiescing in or approving allegedly fraudulent conduct and seek damages against the defendants and in favor of us, as well as costs and expenses associated with litigation. We have also been served with other derivative actions in Delaware Chancery Court and United States District Court for the District of New Jersey that have not been consolidated with the other derivative cases. These non-consolidated actions allege that certain of our current and former directors breached fiduciary duties to supervise our company and seeks an accounting of the damages sustained as a result of these alleged acts, as well as costs and expenses associated with litigation. The actions are in the early stages and we intend to defend the actions vigorously. The non-consolidated derivative action pending in Federal Court in New Jersey is currently stayed pending the same mediation efforts described in the preceding paragraph.

An additional derivative complaint was filed in September 2001 by an individual shareholder in the Delaware Court of Chancery against certain current and former members of our Board of Directors and a former officer asserting claims of corporate waste and breach of fiduciary duties arising out of the award of performance-based compensation to our directors and an officer and seeks the return of all such performance-based compensation, compensation to us for resulting losses, the imposition of a constructive trust upon the proceeds of any sale of our shares by the defendants, as well as costs and expenses associated with litigation. We are defending the action vigorously.

In July 2001, a purported class action complaint was filed in the United States District Court for the District of New Jersey alleging, among other things, that we and certain unnamed officers breached our and their fiduciary duties under ERISA with respect to Lucent’s employee savings plans. The case claims that the defendants were aware that our stock was inappropriate for retirement investment and continued to offer Lucent stock as a plan investment option. The complaint seeks damages, injunctive and equitable relief, interest and fees and expenses associated with the litigation. The action is in the discovery stage, however the action is currently stayed pending the mediation efforts described above. Should these efforts fail to result in a settlement of the case, we intend to defend the action vigorously. The case is captioned Reinhart et al. v. Lucent Technologies.

In March 2002, we were named as a defendant in a case captioned In re Winstar

Communications Securities Litigation, pending in U.S. District Court for the Southern District of New York. The case is a putative class action on behalf of purchasers of common stock of Winstar Communications, Inc. (“Winstar”), which filed for bankruptcy in April 2001, against several former officers and directors of Winstar, Winstar’s outside auditors and us. In addition, in April 2002, a case captioned Preferred Life Insurance Co. of New York, et al. v. Lucent Technologies Inc. was filed in New Jersey state court against us. The plaintiffs in the New Jersey case are institutional investors, many of which are affiliated with each other, that purchased the common stock of Winstar. In both actions, the plaintiffs claim that we caused or contributed to money lost by the plaintiffs in connection with their investments in Winstar stock. In the New York action, the plaintiffs claim that we violated federal securities laws in connection with plaintiffs’ purchases of Winstar stock. In the New Jersey action, the plaintiffs claim that we committed common law fraud, negligent misrepresentation, conspiracy to commit fraud and aiding and abetting fraud in connection with plaintiffs’ purchases of Winstar stock. Lucent has filed a motion to dismiss the claims asserted against it in the New York action, and the New Jersey action is in the discovery stage. Lucent is defending both actions vigorously.

We and certain of our current and former officers and directors are defendants in an action in Texas state court captioned Obtek, et al. v. Lucent Technologies Inc., et al. This case was filed in April 2001 and alleges violation of federal securities laws, the Texas Securities Act and common law fraud in connection with Lucent’s acquisition of a company called Agere Inc. in April 2000. The court has set a trial date for February 2003. We are defending this action vigorously.

In November 2001, a purported class action complaint was filed in the United States District Court for the District of New Jersey against us and current and former officers captioned Laufer v. Lucent Technologies Inc., et al. The plaintiffs allege that we and our officers concealed material adverse information about Agere’s financial condition prior to Agere’s IPO and about our vendor financing portfolio. The action is currently stayed pending the mediation efforts described above. If the mediation does not result in settlement of the case, we intend to defend the action vigorously.

In October 2002, a purported class action lawsuit captioned Balaban v. Schacht, et al., was filed in United States District Court for the District of New Jersey against the Company, certain current and former members of the Board of Directors and two former officers. The action was brought on behalf of holders of the Company’s notes, the Company’s convertible preferred stock and trust convertible preferred stock and asserts claims for breach of fiduciary duty by the defendants during the period from April 1999 to September 2002. The action seeks compensatory and other damages and costs and expenses associated with the litigation. The action is in the early stages.

Consumer Products Cases

Sparks, et al. v. AT&T and Lucent Technologies Inc. et al., is a class action lawsuit filed in 1996 in Illinois state court under the name of Crain v. Lucent Technologies. The plaintiffs requested damages on behalf of present and former customers based on a claim that the AT&T Consumer Products business (which became part of Lucent in 1996) and Lucent had defrauded and misled customers who leased telephones, resulting in payments in excess of the cost to purchase the telephones. Similar consumer class actions pending in various state courts were stayed pending the outcome of the Sparks case and, in July 2001, the Illinois court certified a nationwide class of plaintiffs.

A settlement was agreed to by the parties in August 2002, to settle the litigation for up to $300 million in cash plus pre-paid calling cards redeemable for minutes of long distance service. The court approved the settlement in November 2002. Lucent and AT&T deny they have defrauded or misled their customers, but have decided to settle this matter to avoid the uncertainty of litigation and the diversion of resources and personnel that the continuation of pursuing this matter would require. The class claimants will apply for reimbursement from the settlement fund, and will be required to demonstrate their entitlement through a claims form to be provided to a claims administrator. Depending upon the number of claims submitted and accepted, the actual cost of the settlement to the defendants may be less than the stated amount, but it is not possible to estimate the amount at this time. We have deposited approximately $200 million in escrow accounts in connection with the settlement.

Lucent is a party to various separation and distribution agreements, which provide for contribution from third parties formerly affiliated with Lucent for a portion of any liability (including any settlement) in this case. However, we are responsible for a majority of any such liability or settlement. As a result, we recognized a $162 million charge recorded in other income (expense), net in 2002, which is net of expected third party contributions.

Commercial Matters

Lucent is the defendant in an adversary proceeding filed in April 2001 in United States Bankruptcy Court for the District of Delaware by Winstar Communications, Inc. and Winstar Wireless, Inc. (collectively “Winstar”) in connection with the Chapter 11 bankruptcy petition of Winstar and various related entities. The Winstar bankruptcy was subsequently converted to Chapter 7 and the Winstar bankruptcy trustee replaced Winstar as plaintiff in the action. The complaint asserts claims for breach of contract and other claims against Lucent and seeks compensatory damages, as well as costs and expenses associated with litigation. The complaint also seeks recovery of a payment of approximately $190 million made by Winstar to Lucent in December 2000. Lucent has filed a motion to dismiss certain of the claims asserted by the plaintiff. Lucent intends to defend the case vigorously.

In the normal course of business, we are involved in commercial disputes with customers, suppliers, subcontractors and others. These matters generally involve claims for breach of contract, breach of warranty of similar claims. While many of these disputes are settled amicably without litigation, some of these matters will result in lawsuits being filed against us. The recent downturn in the telecommunications market and the insolvency and failures of numerous service providers has resulted in more claims and disputes resulting in litigation.

One such matter is PF.Net Supply Corp. v. Lucent Technologies Inc., pending in U.S. Bankruptcy Court in New Jersey. The plaintiffs are claiming damages for breach of a purported $100 million purchase commitment of the Company. We are defending this action vigorously.

Intellectual Property

We are defendants in various cases in which third parties have claimed we are infringing their patents. In addition, we have assumed defenses of some cases where infringement claims have been made against our customers in connection with products we have provided to them. We also occasionally institute actions against third parties which we believe are infringing our intellectual property rights, and these actions sometimes lead to counterclaims by the opposing party.

Employee Matters

One of our former sales executives filed a lawsuit against us in New Jersey Superior Court in December 2000, captioned Aversano v. Lucent Technologies Inc. The allegations relate to the former sales executive’s departure from us in October 2000. The complaint asserts claims for violation of New Jersey’s Conscientious Employee Protection Act, breach of contract and promissory estoppel. The complaint seeks compensatory and punitive damages, as well as attorneys’ fees. This action is set for trial in January 2003 and we are defending the action vigorously.

We are also subject to various other employment related claims regarding employee dismissals, benefits, compensation and other matters. As a result of our recent restructuring actions and plans for the future, we have reduced our work force significantly, and may have further reductions in the future. These work force reductions have increased the number of employment claims, and this trend may continue in the future.

Regulatory

On November 21, 2000, we announced that we had identified an issue impacting our revenue in the fourth fiscal quarter of 2000. We informed the SEC and initiated a review by our outside counsel and independent accountants. In late December 2000, we announced the results of the review, which resulted in certain adjustments to our fourth fiscal quarter of 2000 results from the preliminary, unaudited results that we had announced in an October 2000 press release. We are cooperating fully with the SEC’s investigation of these matters.

In August 2002, the U.S. Attorney’s Office in New Jersey informed us that the office was conducting an investigation into certain of the matters described in the previous paragraph. The U.S. Attorney’s Office has informed us that we are not a target of this investigation. We are cooperating fully with the U.S. Attorney’s investigation.

Environmental, Health and Safety

Information about environmental proceedings is included under “Environmental Matters” in Item 1.

The Company is a defendant in various lawsuits involving exposure to asbestos. These cases primarily involve exposure to asbestos in premises owned or operated by the Company or the predecessors of its business, such as AT&T or Western Electric, and, to a lesser extent, exposure from handling products manufactured or sold by the Company or its predecessors that contained asbestos. Historically, the Company has not paid any material amounts related to asbestos claims, and currently does not expect these cases to have a significant impact on the Company in the future. However, asbestos claims are on the rise generally in the U.S. and an increasing number of claims are being made against owners or operators of premises where asbestos is or was located and companies that manufactured or sold products containing asbestos. Accordingly, the Company cannot give assurance that asbestos related claims will not have a material adverse impact on the Company in the future.

Item 4.   Submission Of Matters To A Vote Of Security Holders.

During the fourth quarter of fiscal year 2002, no matter was submitted to a vote of our security holders.

PART II

Item 5.   Market For Registrant’s Common Equity And Related Stockholder Matters.

(a)  Market Price And Dividend Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol LU. The following table presents the reported high and low sales prices of our common stock as reported on the NYSE:

	High	Low	Dividend Per Share

YEAR ENDED SEPTEMBER 30, 2002
Quarter ended December 31, 2001	$ 8.75	$ 5.37	$ 0.00
Quarter ended March 31, 2002	7.50	4.10	0.00
Quarter ended June 30, 2002	5.03	1.48	0.00
Quarter ended September 30, 2002	2.94	0.71	0.00
YEAR ENDED SEPTEMBER 30, 2001
Quarter ended December 31, 2000	$ 34.50	$ 12.19	$ 0.02
Quarter ended March 31, 2001	21.13	9.15	0.02
Quarter ended June 30, 2001	11.50	5.16	0.02
Quarter ended September 30, 2001	7.90	5.25	0.00

(b)  Approximate Number Of Holders Of Common Stock

On November 30, 2002, there were approximately 1,476,691 shareowners of record of our common stock.

(c)  Dividends

On July 24, 2001, we announced that our Board of Directors had discontinued payments of cash dividends on our common stock. We currently have no plans to reinstate a dividend for our common stock.

(d)  Sale of Unregistered Securities

During the fiscal quarter ended September 30, 2002, we issued a total of 58,113,000 shares of our common stock that were not registered under the Securities Act of 1933 in reliance on an exemption pursuant to Section 3(a)(9) of that Act. These shares of common stock were issued in two privately negotiated transactions occurring on September 20 and 26, 2002, solely in exchange for 174,500 shares of our 8% redeemable convertible preferred stock with a liquidation value of $174.5 million. No underwriters were used for these transactions.

(e)  Equity Compensation Plans

Information about our equity compensation plans required by this item is set forth in our definitive proxy statement for our 2003 annual meeting of shareowners to be held on February 19, 2003 and is incorporated herein by reference.

Item 6.   Selected Financial Data.

The information required by this item is included in page 20 of our annual report to shareowners for the fiscal year ended September 30, 2002. This page of the annual report to shareowners is included in Exhibit 13 to this report.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is included in pages 6 to 19 of our annual report to shareowners for the fiscal year ended September 30, 2002. These pages of the annual report to shareowners are included in Exhibit 13 to this report.

Item 7A.   Qualitative and Quantitative Disclosures About Market Risk.

The information required by this item is included in pages 18 to 19 of our annual report to shareowners for the fiscal year ended September 30, 2002. These pages of the annual report to shareowners are included in Exhibit 13 to this report.

Item 8.   Financial Statements and Supplementary Data.

The information required by this item is included in pages 21 to 51 of our annual report to shareowners for the fiscal year ended September 30, 2002. These pages of the annual report to shareowners are included in Exhibit 13 to this report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 10.   Directors And Executive Officers Of The Registrant.

Information required by Item 10 for executive officers is set forth under the caption “Executive Officers of the Registrant” in Part I, Item 1 of this report. The other information required by Item 10 is included in our definitive proxy statement for our 2003 annual meeting of shareowners to be held on February 19, 2003 and is incorporated herein by reference.

Item 11.   Executive Compensation.

The information required by this Item 11 is included in our definitive proxy statement for our 2003 annual meeting of shareowners to be held on February 19, 2003 and is incorporated herein by reference.

Item 12.   Security Ownership Of Certain Beneficial Owners And Management.

The information required by this Item 12 is included in our definitive proxy statement for our 2003 annual meeting of shareowners to be held on February 19, 2003 and is incorporated herein by reference.

Item 13.   Certain Relationships And Related Transactions.

The information required by this Item 13 is included in our definitive proxy statement for our 2003 annual meeting of shareowners to be held on February 19, 2003 and is incorporated herein by reference.

Item 14.   Controls And Procedures.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of our management’s evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15.   Exhibits, Financial Statement Schedule, And Reports On Form 8-K.

(a)  The following documents are filed as part of this Report:

Pages

(1) Management’s Discussion and Analysis of Results of Operations and Financial Condition	*
(2) Five-Year Summary of Selected Financial Data	*
(3) Report of Independent Accountants	*
(4) Financial Statements:
(i) Consolidated Statements of Operations	*
(ii) Consolidated Balance Sheets	*
(iii) Consolidated Statements of Changes in Shareowners’ (Deficit) Equity	*
(iv) Consolidated Statements of Cash Flows	*
(v) Notes to Consolidated Financial Statements	*
(5) Financial Statement Schedule:
(i) Report of Independent Accountants	42
(ii) Schedule II —Valuation and Qualifying Accounts	43

Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a ‘significant subsidiary’ pursuant to the provisions of Regulation S-X, Article 3-09.

*	Incorporated by reference to the appropriate portions in pages 6 through 51 of the Company’s annual report to shareowners for the fiscal year ended September 30, 2002 (see Part II and Exhibit 13)

(6) Exhibits:

See Exhibit Index on page 49 for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.

We will furnish, without charge, to a security holder upon request a copy of our definitive proxy statement for our 2003 annual meeting of shareowners, portions of which are incorporated herein by reference thereto. We will furnish any other exhibit at cost.

(b)  Reports On Form 8-K During The Last Quarter Of The Fiscal Year Covered By This Report:

The company filed the following four reports on Form 8-K during the fiscal quarter ended September 30, 2002:

Date Filed	Item Reported Upon

July 23, 2002	The Company issued a press release containing the results of its third fiscal quarter ended June 30, 2002, and slides made available at a webcast for its quarterly results conference call held on July 23, 2002.

August 12, 2002	The Company announced the settlement of a class action lawsuit in Illinois state court entitled Sparks, et al. v. AT&T and Lucent Technologies Inc. et al.

August 13, 2002	The Company announced that its chief executive officer and chief financial officer had submitted to the Securities and Exchange Commission sworn statements pursuant to Securities and Exchange Commission Order No. 4-460.

September 13, 2002	The Company issued a press release regarding its expectations for revenues and profits for the quarter ended September 30, 2002.

REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareowners of Lucent Technologies Inc.:

Our audits of the consolidated financial statements referred to in our report dated October 23, 2002, except for the second paragraph of Note 4, the third paragraph of Note 10 and the first paragraph of Note 12, as to which the date is December 4, 2002, appearing in the 2002 Annual Report to the Shareowners of Lucent Technologies Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the consolidated financial statement schedule hereto included in this Form 10-K. In our opinion, this consolidated financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP
New York, New York
October 23, 2002,
except for the second paragraph of Note 4, the third paragraph of Note 10 and the first paragraph of Note 12, as to which the date is December 4, 2002

Lucent Technologies Inc.
Schedule II -- Valuation and Qualifying Accounts
(Dollars in millions)

Column A	Column B	Column C				Column D		Column E

		Additions
Description	Balance at beginning of period	Charged to Costs & expenses		Charged to other accounts, net		Deductions		Balance at end of period

Year 2002
Allowance for doubtful accounts	$ 634	$ 488		$ —		$ 797	(a)	$ 325
Customer financing reserves	2,109	765		—		1,923	(a)	951
Deferred tax asset valuation allowance	742	7,868		1,472	(b)	93	(a)	9,989
Inventory valuation reserves	$ 1,814	$ 621		$ 334		$ 1,279	(d)	$ 1,490

Year 2001
Allowance for doubtful accounts	$ 479	$ 462		$ —		$ 307	(a)	$ 634
Customer financing reserves	604	1,787		257		539	(a)	2,109
Deferred tax asset valuation allowance	197	545		—		—		742
Inventory valuation reserves	$ 805	$ 2,400	(c)	—		$ 1,391	(d)	$ 1,814

Year 2000
Allowance for doubtful accounts	$ 303	$ 245		$ —		$ 69	(a)	$ 479
Customer financing reserves	34	260		432		122	(a)	604
Deferred tax asset valuation allowance	146	45		6		—		197
Inventory valuation reserves	$ 624	$ 360		$ 8		$ 187	(d)	$ 805

(a)	Primarily represents amounts written off, net of recoveries.

(b)	Primarily charged to shareowners’ (deficit) equity for minimum pension liability and other charges to other comprehensive income.

(c)	Charged to costs and expenses include $1,259 of inventory related to Lucent’s business restructuring program, of which $570 was written off and included in deductions.

(d)	Primarily represents amounts of obsolete and scrapped inventory written off.

Amounts above reflect continuing operations. All amounts have been reclassified to exclude Avaya, Agere and the power systems business.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized on December 12, 2002.

LUCENT TECHNOLOGIES INC.

By:	/s/ JOHN A. KRITZMACHER
John A. Kritzmacher Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 12, 2002.

/s/ PATRICIA F. RUSSO
PRINCIPAL EXECUTIVE OFFICER Patricia F. Russo President and Chief Executive Officer

/s/ FRANK A. D’AMELIO
PRINCIPAL FINANCIAL OFFICER Frank A. D’Amelio Executive Vice President and Chief Financial Officer

/s/ JOHN A. KRITZMACHER
PRINCIPAL ACCOUNTING OFFICER John A. Kritzmacher Senior Vice President and Corporate Controller

DIRECTORS
Paul A. Allaire
Robert E. Denham
Daniel S. Goldin
Carla A. Hills	By:	/s/ JOHN A. KRITZMACHER
Patricia F. Russo		Attorney-in-Fact
Henry B. Schacht
Franklin A. Thomas
John A. Young

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Patricia F. Russo, President and Chief Executive Officer of Lucent Technologies Inc., certify that:

1.       I have reviewed this annual report on Form 10-K of Lucent Technologies Inc. (the “registrant”);

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002
/s/ Patricia F. Russo
President and Chief Executive Officer (Principal Executive Officer)

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Frank A. D’Amelio, Executive Vice President and Chief Financial Officer of Lucent Technologies Inc., certify that:

1.       I have reviewed this annual report on Form 10-K of Lucent Technologies Inc. (the “registrant”);

2.       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 12, 2002
/s/ Frank A. D’Amelio
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

The following documents are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing which included such document.

Exhibit Number	Description

3(i) 1	Certificate of Incorporation of the Registrant, as amended effective February 16, 2000 (Exhibit 3.1 to Registration Statement on Form S-4, No. 333-31400).

3(i) 2	Certificate of Designations of 8.00% Redeemable Convertible Preferred Stock Setting Forth the Powers, Preferences and Rights, and the Qualifications, Limitations and Restrictions thereof, of such Preferred Stock of Lucent Technologies Inc. (Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

3(ii)	By-Laws of the Registrant as amended through January 6, 2002 (Exhibit 3(ii) to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

4(ii) 1	Indenture dated as of April 1, 1996 between Lucent Technologies Inc. and The Bank of New York, as Trustee (Exhibit 4A to Registration Statement on Form S-3, No. 333-01223).

4(ii) 2	First Supplemental Indenture dated as of April 17, 2000 to Indenture dated April 1, 1996 (Exhibit 4 to Report on Form 8-K filed May 5, 2000).

4(ii) 3	Form of the Registrant’s common stock certificate (Exhibit 4(iv) to Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

4(ii) 4	Amended and Restated Trust Agreement, dated as of March 19, 2002, among the registrant, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the individuals named therein, as administrative trustees, relating to Lucent Technologies Capital Trust I. (Exhibit 4(v) 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4(ii) 5	Form of certificate for preferred securities of Lucent Technologies Capital Trust I, designated as 7.75% Cumulative Convertible Trust Preferred Securities (liquidation preference $1,000 per preferred security) (Exhibit 4(v) 2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4(ii) 6	Indenture, dated as of March 19, 2002, between the registrant and The Bank of New York, as indenture trustee (Exhibit 4(v) 3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4(ii) 7	Form of the registrant’s 7.75% convertible subordinated debentures due 2017 (Exhibit 4(v) 4 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4(ii) 8	Guarantee Agreement, dated as of March 19, 2002, between the registrant, as guarantor, and The Bank of New York, as guarantee trustee (Exhibit 4(v) 5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4(iii)	Other instruments in addition to Exhibits under 4(ii) which define the rights of holders of long-term debt of the Registrant and all of its consolidated subsidiaries are not filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the Registrant agrees to furnish a copy of any such instrument to the SEC upon request.

10(i) 1	Separation and Distribution Agreement by and among Lucent Technologies Inc., AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.1 to Registration Statement on Form S-1 No. 333-00703).

10(i) 2	Tax Sharing Agreement by and among Lucent Technologies Inc., AT&T Corp. and NCR Corporation, dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.6 to Registration Statement on Form S-1 No. 333-00703).

10(i) 3	Employee Benefits Agreement by and between AT&T Corp. and Lucent Technologies Inc., dated as of February 1, 1996 and amended and restated as of March 29, 1996 (Exhibit 10.2 to Registration Statement on Form S-1 No. 333-00703).

10(i) 4	Rights Agreement between Lucent Technologies Inc. and The Bank of New York (successor to First Chicago Trust Company of New York), as Rights Agent, dated as of April 4, 1996 (Exhibit 4.2 to Registration Statement on Form S-1 No. 333-00703).

10(i) 5	Amendment to Rights Agreement between Lucent Technologies Inc. and The Bank of New York (successor to First Chicago Trust Company of New York), dated as of February 18, 1998 (Exhibit (10)(i) 5 to the Annual Report on Form 10-K for the year ended September 30, 1998).

10(i) 6	364-Day Revolving Credit Facility Agreement, dated as of February 22, 2001 among Lucent Technologies Inc., several banks and other financial institutions or entities from time to time parties thereto, Salomon Smith Barney Inc., as Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent (Exhibits 99.1 to the Current Report on Form 8-K filed February 27, 2001).

10(i) 7	5-Year Amended and Restated Revolving Credit Facility Agreement, dated as of February 26, 1998, as Amended and Restated as of February 22, 2001 among Lucent Technologies Inc., the lenders party thereto, Salomon Smith Barney Inc., as Syndication Agent, and The Chase Manhattan Bank, as Administrative Agent (Exhibit 99.3 to the Current Report on Form 8-K filed February 27, 2001).

10(i) 8	Guarantee and Collateral Agreement made by Lucent Technologies Inc. and certain of its subsidiaries in favor of The Chase Manhattan Bank, as Collateral Agent, dated as of February 22, 2001 (Exhibit 99.4 to the Current Report on Form 8-K filed February 27, 2001).

10(i) 9	Collateral Sharing Agreement among Lucent Technologies Inc., various Grantors and The Chase Manhattan Bank, as Collateral Agent, dated as of February 22, 2001 (Exhibit 99.5 to the Current Report on Form 8-K filed February 27, 2001).

10(i) 10	First Amendment to 364-Day Revolving Credit Facility Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of June 11, 2001 (Exhibit 99.1 to the Current Report on Form 8-K filed August 16, 2001).

10(i) 11	First Amendment to Five-Year Revolving Credit Facility Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of June 11, 2001 (Exhibit 99.2 to the Current Report on Form 8-K filed August 16, 2001).

10(i) 12	Second Amendment to 364-Day Revolving Credit Facility, dated as of August 16, 2001 (Exhibit 99.3 to the Current Report on Form 8-K filed August 16, 2001).

10(i) 13	Second Amendment to Five-Year Amended and Restated Revolving Credit Facility Agreement, dated as of August 16, 2001 (Exhibit 99.4 to the Current Report on Form 8-K filed August 16, 2001).

10(i) 14	Third Amendment To Five-Year Revolving Credit Facility Agreement And Second Amendment To Guarantee And Collateral Agreement, dated as of June 7, 2002 (Exhibit 99.1 to Current Report on Form 8-K filed June 13, 2002).

10(i) 15	Letter Agreement, dated as of October 16, 2002, among Lucent Technologies Inc. and certain of its subsidiaries, and JPMorgan Chase Bank, as Collateral Agent (Exhibit 99.1 to Current Report on Form 8-K filed on October 23, 2002).

10(ii)(B) 1	Brand License Agreement by and between Lucent Technologies Inc. and AT&T, dated as of February 1, 1996 (Exhibit 10.5 to Registration Statement on Form S-1 No. 333-00703).

10(ii)(B) 2	Patent License Agreement among AT&T Corp., NCR Corporation and Lucent Technologies Inc., effective as of March 29, 1996 (Exhibit 10.7 to Registration Statement on Form S-1 No. 333-00703).

10(ii)(B) 3	Amended and Restated Technology License Agreement among AT&T Corp., NCR Corporation and Lucent Technologies Inc., effective as of March 29, 1996 (Exhibit 10.8 to Registration Statement on Form S-1 No. 333-00703).

10(iii)(A) 1	Lucent Technologies Inc. Short Term Incentive Program (Exhibit (10)(iii)(A) 2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*

10(iii)(A) 2	Lucent Technologies Inc. 1996 Long Term Incentive Program, as amended through April 21, 2002 (Exhibit 10(iii)(A) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002). *

10(iii)(A) 3	Lucent Technologies Inc. 1996 Long Term Incentive Program (Plan) Restricted Stock Unit Award Agreement (Exhibit (10)(iii)(A) 3 to the Annual Report on Form 10-K for the year ended September 30, 2000).*

10(iii)(A) 4	Lucent Technologies Inc. 1996 Long Term Incentive Program (Plan) Nonstatutory Stock Option Agreement (Exhibit (10)(iii)(A) 4 to the Annual Report on Form 10-K for the year ended September 30, 2000).*

10(iii)(A) 5	Lucent Technologies Inc. Deferred Compensation Plan (Exhibit (10)(iii)(A) 5 to the Annual Report on Form 10-K for the year ended September 30, 2000).*

10(iii)(A) 6	Lucent Technologies Inc. Stock Retainer Plan for Non-Employee Directors (Exhibit (10)(iii)(A) 5 to the Annual Report on Form 10-K for the year ended September 30, 1998).*

10(iii)(A) 7	Lucent Technologies Inc. Officer Long-Term Disability and Survivor Protection Plan (Exhibit (10)(iii)(A) 8 to the Annual Report on Form 10-K for the Transition Period ended September 30, 1996).*

10(iii)(A) 8	Description of the Lucent Technologies Inc. Supplemental Pension Plan (Exhibit (10)(iii)(A) 13 to the Annual Report on Form 10-K for the year ended September 30, 1998).*

10(iii)(A) 9	Lucent Technologies Inc. 1999 Stock Compensation Plan for Non-Employee Directors (Exhibit (10)(iii)(A) 14 to the Annual Report on Form 10-K for the year ended September 30, 1998).*

10(iii)(A) 10	Lucent Technologies Inc. Voluntary Life Insurance Plan (Exhibit (10)(iii)(A) 15 to the Annual Report on Form 10-K for the year ended September 30, 1998).

10(iii)(A) 11	Employment Agreement dated January 6, 2002, between Patricia F. Russo and Lucent Technologies Inc. (Exhibit (10)(iii)(A)(1) to Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).*

10(iii)(A) 12	Officer Severance Policy for Robert Holder, dated February 14, 2001 (Exhibit (10)(iii)(A) 15 to the Annual Report on Form 10-K for the year ended September 30, 2001).*

10(iii)(A) 13	Officer Severance Policy for William O’Shea, dated February 14, 2001 (Exhibit (10)(iii)(A) 16 to the Annual Report on Form 10-K for the year ended September 30, 2001).*

10(iii)(A) 14	Officer Severance Policy for Richard J. Rawson, dated February 14, 2001.*

10(iii)(A) 15	Henry Schacht letter to Robert Holder, dated December 3, 2001 (Exhibit (10)(iii)(A) 19 to the Annual Report on Form 10-K for the year ended September 30, 2001).*

10(iii)(A) 16	Henry Schacht letter to William O’Shea, dated December 3, 2001 (Exhibit (10)(iii)(A) 20 to the Annual Report on Form 10-K for the year ended September 30, 2001).*

10(iii)(A) 17	Henry Schacht letter to Richard J. Rawson, dated December 3, 2001.*

10(iii)(A) 18	Henry Schacht letter to Frank A. D’Amelio, dated March 13, 2001.*

10(iii)(A) 19	Pam Kimmet letter to Frank A. D’Amelio, dated September 12, 2001.*

10(iii)(B) 1	Lucent Technologies Inc. 1997 Long Term Incentive Plan, as amended through April 21, 2002 (Exhibit 10(iii)(B) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

12	Computation of Deficiency of Earnings to Cover Combined Fixed Charges and Preferred Stock Dividend Requirements and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

13	Selected portions (pages 5 to 51) of the company’s Annual Report to Shareowners for the year ended September 30, 2002.

21	List of subsidiaries of Lucent Technologies Inc.

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney executed by directors who signed this report.

99.1	Description of capital stock (Exhibit 99(i) to Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

99.2	Certification of Patricia F. Russo, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3	Certification of Frank A. D’Amelio, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Management contract or compensatory plan or arrangement.