Form 10-Q
period 2002-12-31
LUCENT TECHNOLOGIES INC
filed 2003-02-11
CIK 1006240

                   AS FILED WITH THE SEC ON February 11, 2003


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q




           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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

                         Telephone Number: 908-582-8500


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No_____


At January 31, 2003, 3,911,148,944 common shares were outstanding.

2                                        Form 10-Q - Part I

                                      INDEX



Part I - Financial Information:


Item 1.  Financial Statements

         Consolidated Statements of Operations for the Three Months
           Ended December 31, 2002 and 2001...........................................................3

         Consolidated Balance Sheets at
           December 31, 2002 and September 30, 2002...................................................4

         Consolidated Statements of Cash Flows for the Three Months
           Ended December 31, 2002 and 2001...........................................................5

         Notes to Consolidated Financial Statements...................................................6

Item 2.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition..............................................16


Item 4.  Controls and Procedures.....................................................................28


Part II - Other Information:


Item 1.  Legal Proceedings...........................................................................29

Item 2.  Changes in Securities and Use of Proceeds...................................................29

Item 6.  Exhibits and Reports on Form 8-K............................................................29


3                                              Form 10-Q - Part I


                         PART I - Financial Information

Item 1. Financial Statements.

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)


                                                                           Three months ended December 31,
                                                                           ------------------------------
                                                                                 2002          2001
                                                                             -------------- ------------
Revenues:
       Products ...........................................................     $ 1,607      $ 2,811
       Services ...........................................................         468          768
                                                                                -------      -------
             Total revenues ...............................................       2,075        3,579
                                                                                -------      -------
Costs:
       Products ...........................................................       1,218        2,510
       Services ...........................................................         403          634
                                                                                -------      -------
             Total costs ..................................................       1,621        3,144
                                                                                -------      -------
Gross margin ..............................................................         454          435
Operating expenses:
     Selling, general and administrative ..................................         396        1,245
     Research and development .............................................         389          621
     Business restructuring charges (reversals) and asset impairments, net          (19)         (79)
                                                                                -------      -------
         Total operating expenses .........................................         766        1,787
                                                                                -------      -------
Operating loss ............................................................        (312)      (1,352)
Other income, net .........................................................          22          540
Interest expense ..........................................................          94           97
                                                                                -------      -------
Loss before income taxes ..................................................        (384)        (909)
Benefit from income taxes .................................................        (120)        (486)
                                                                                -------      -------
Net loss ..................................................................        (264)        (423)
Conversion cost - 8.00% redeemable convertible preferred stock ............        (100)           -
Preferred stock dividends and accretion ...................................         (25)         (42)
                                                                                -------      -------
Loss applicable to common shareowners .....................................     $  (389)     $  (465)
                                                                                =======      =======
Loss per common share--basic and diluted
     Net loss applicable to common shareowners ............................     $ (0.11)     $ (0.14)
Weighted average number of common shares
     outstanding--basic and diluted .......................................     3,581.2      3,416.3



                 See Notes to Consolidated Financial Statements.

4                                            Form 10-Q - Part I


                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)


                                                                                    December 31,   September 30,
                                                                                        2002           2002
                                                                                    -------------  --------------
                                       ASSETS
Cash and cash equivalents .......................................................     $  2,408      $  2,894
Short-term investments ..........................................................        1,330         1,526
Receivables, less allowances of $321 and $325, respectively .....................        1,466         1,647
Inventories .....................................................................        1,093         1,363
Contracts in process, net of progress billings of $10,475 at December 31, 2002
   and $10,314 at September 30, 2002 ............................................          172            10
Other current assets ............................................................        1,774         1,715
                                                                                      --------      --------
     Total current assets .......................................................        8,243         9,155
Property, plant and equipment, net ..............................................        2,036         1,977
Prepaid pension costs ...........................................................        4,184         4,355
Goodwill and other acquired intangibles, net ....................................          219           224
Other assets ....................................................................        1,753         2,080
                                                                                      --------      --------
     Total assets ...............................................................     $ 16,435      $ 17,791
                                                                                      ========      ========

                                    LIABILITIES
Accounts payable ................................................................     $  1,114      $  1,298
Payroll and benefit-related liabilities .........................................          843         1,094
Debt maturing within one year ...................................................          193           120
Other current liabilities .......................................................        3,397         3,814
                                                                                      --------      --------
     Total current liabilities ..................................................        5,547         6,326
Postretirement and postemployment benefit liabilities ...........................        4,949         5,230
Pension liabilities .............................................................        2,691         2,752
Long-term debt ..................................................................        3,234         3,236
Company-obligated mandatorily redeemable preferred securities of subsidiary trust        1,532         1,750
Other liabilities ...............................................................        1,526         1,551
                                                                                      --------      --------
     Total liabilities ..........................................................       19,479        20,845

Commitments and contingencies

8.00% redeemable convertible preferred stock ....................................        1,298         1,680

                                SHAREOWNERS' DEFICIT
Preferred stock--par value $1.00 per share; authorized shares: 250,000,000;
   none issued and outstanding ..................................................            -             -
Common stock--par value $.01 per share;
   Authorized shares: 10,000,000,000; 3,714,625,955 issued and 3,713,350,863 outstanding shares at December 31, 2002 and 3,491,585,126 issued and
   3,490,310,034 outstanding shares at September 30, 2002 .......................           37            35
Additional paid-in capital ......................................................       21,164        20,606
Accumulated deficit .............................................................      (22,289)      (22,025)
Accumulated other comprehensive loss ............................................       (3,254)       (3,350)
                                                                                      --------      --------
     Total shareowners' deficit .................................................       (4,342)       (4,734)
                                                                                      --------      --------
     Total liabilities, redeemable convertible preferred stock and shareowners' .
        deficit .................................................................     $ 16,435      $ 17,791
                                                                                      ========      ========




                 See Notes to Consolidated Financial Statements.

5                                               Form 10-Q - Part I


                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)


                                                                                     Three months ended
                                                                                        December 31,
                                                                                    ----------------------
                                                                                      2002       2001
                                                                                      ----       ----
Operating activities:
Net loss.........................................................................     $ (264)    $  (423)

Adjustments to reconcile net loss to net cash used in operating activities, net of effects of dispositions of businesses:
     Non-cash portion of business restructuring (reversals) charges..............        (31)         21
     Depreciation and amortization...............................................        254         416
     Provision for (recovery of) bad debt and customer financing.................        (91)        451
     Deferred income taxes.......................................................          -        (515)
     Net pension and postretirement benefit credit...............................       (134)       (238)
     Gains on sales of businesses................................................          -        (583)
     Other adjustments for non-cash items........................................        (71)         69
Changes in operating assets and liabilities:
     Decrease in receivables.....................................................        179       1,181
     Decrease in inventories and contracts in process............................        116         697
     Decrease in accounts payable................................................       (191)       (553)
     Changes in other operating assets and liabilities...........................       (509)       (931)
                                                                                     -------     -------
Net cash used in operating activities from continuing operations.................       (742)       (408)
                                                                                     -------     -------

Investing activities:
     Capital expenditures........................................................       (155)       (116)
     Dispositions of businesses, net of cash and cash equivalents                          -       2,184
     Sales and maturities of short-term investments..............................        200           -
     Other investing activities..................................................         77          74
                                                                                     -------     -------
Net cash provided by investing activities from continuing operations.............        122       2,142
                                                                                     -------     -------

Financing activities:
     Repayments of credit facilities.............................................          -      (1,000)
     Net proceeds from (repayments of) other short-term borrowings...............        109         (57)
     Other financing activities..................................................         (1)         21
                                                                                     -------     -------
Net cash provided by (used in) financing activities from continuing operations...        108      (1,036)
Effect of exchange rate changes on cash and cash equivalents.....................         26          (1)
                                                                                     -------     -------
Net cash (used in) provided by continuing operations.............................       (486)        697
Net cash used in discontinued operations.........................................          -         (18)
                                                                                     -------     -------
Net (decrease) increase in cash and cash equivalents.............................       (486)        679
Cash and cash equivalents at beginning of year...................................      2,894       2,390
                                                                                     -------     -------
Cash and cash equivalents at end of period.......................................    $ 2,408     $ 3,069
                                                                                     =======     =======



                 See Notes to Consolidated Financial Statements.

6                                                             Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)


1. BASIS OF PRESENTATION

Lucent Technologies Inc.'s ("Lucent" or the "Company") unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented.

The unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other things, estimates and assumptions are used in accounting for long-term contracts, allowances for bad debts and customer financings, inventory obsolescence, restructuring reserves, product warranty, amortization and impairment of intangibles, goodwill, and capitalized software, depreciation and impairment of property, plant and equipment, employee benefits, income taxes, and contingencies. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

The Company believes that adequate disclosures are made to keep the information presented from being misleading. The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements included in Lucent's Annual Report on Form 10-K, filed on December 12, 2002, for the year ended September 30, 2002.

Certain reclassifications were made to conform to the current period presentation.

2. BUSINESS RESTRUCTURING CHARGES (REVERSALS) AND ASSET IMPAIRMENTS, NET

The current restructuring reserve continues to be evaluated as plans are being executed. As a result, there may be additional charges or reversals. In addition, since the restructuring program is an aggregation of many individual plans currently being executed, actual costs have differed from estimated amounts.



                                                             Revisions to
                                  Sept. 30, Quarter ended   prior year plans                               Dec. 31,
                                    2002    Dec. 31, 2002   ----------------    Net charge/                 2002
                                   reserve     charge     charge     reversal   (reversal)   Deductions    reserve
                                   -------     ------     ------     --------   ---------    ----------    -------

Employee separations                $  367     $   18     $    2      $   (5)     $   15  (a)  $(132) (a) $  250
Contract settlements                   150         17          5         (11)         11         (45)        116
Facility closings                      483          -          -          (3)         (3)        (32)        448
Other                                   69          1          4          (4)          1         (10)         60
                                    ------     -------------------------------------------     -----      ------
Total restructuring costs           $1,069     $   36     $   11      $  (23)     $   24       $(219) (b) $  874
                                    ======     -------------------------------------------     -----      ======

Total asset write-downs                        $    5     $   22      $  (65)     $  (38) (c)
                                               -------------------------------------------

Total net charges (reversal) on
business restructuring                         $   41     $   33      $  (88)     $  (14) (d)
                                               ===========================================



---------
     (a) Includes non-cash charges of $4 for pension termination benefits to certain U.S. employees expected to be funded through Lucent's pension assets and pension curtailment charges of $3.
     (b) Includes cash payments of $212 in addition to the non-cash charges noted in (a).
     (c) At December 31, 2002, the remaining restructuring reserve for inventory was $91.
     (d)  Net inventory charges of $5 were included in costs.

The first quarter of fiscal 2003 charge of $41 included employee separation charges and contract settlements associated with the discontinuance of the TMX MultiService Switching and Spring Tide product lines in the Integrated Network Solutions ("INS") segment. The revisions to prior year plans resulted in a net credit of $55 and were primarily due to adjustments to the original plans for facility closings, which increased property, plant and equipment by $44.

Including 200 in headcount reductions above and a reversal for approximately 1,100 employee separations due to higher than expected attrition rates, there were 53,400 voluntary and involuntary employee separations associated with employee separation charges recorded in fiscal 2001, fiscal 2002 and the first quarter of fiscal 2003. As of

7                                                             Form 10-Q - Part I



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)


December 31, 2002, approximately 48,200 separations were completed. Most of the remaining employee separations are expected to be completed by March 31, 2003. The completed and future employee separations affect all business groups and geographic regions. Approximately 70% of these separations were related to management employees and were involuntary.

Contract settlement charges under the restructuring program were recognized for settlements of purchase commitments with suppliers and contract renegotiations or cancellations of contracts with customers, all of which resulted from the discontinuance of various product lines. Revisions to prior year plans were primarily due to settling certain purchase commitments and contracts with customers for amounts lower than originally planned.

Facility closings charges were recognized under the restructuring program for the expected remaining future cash outlays associated with trailing lease liabilities, lease termination payments and expected restoration costs (net of expected sublease income of $314) in connection with plans to reduce a significant number of owned and leased facilities, totaling approximately 16.4 million square feet. As of December 31, 2002, owned and leased sites aggregating
12.6 million square feet have been exited and the remaining sites are expected to be exited during fiscal 2003.

3. INVENTORIES


                                       December 31,          September 30,
                                           2002                  2002
                                     ------------------    ------------------
      Completed goods                     $  539                 $  711
      Work in process                         52                     35
      Raw materials                          502                    617
                                          ------                 ------
         Inventories                      $1,093                 $1,363
                                          ======                 ======


4. EXCHANGES OF CONVERTIBLE SECURITIES AND DEBT OBLIGATIONS

The following table summarizes the exchanges of preferred stock during the first quarter of fiscal 2003 and the fourth quarter of fiscal 2002.


                                                            December 31,        September 30,          Total
                                                                2002                 2002
                                                           ----------------    -----------------    -------------
  8% redeemable convertible preferred stock                     $392                 $175               $567

  Company-obligated 7.75% mandatorily redeemable
    convertible preferred securities of subsidiary
    trust                                                        218                    -                218
                                                                ----                 ----               ----
Total convertible securities exchanged                          $610                 $175               $785
                                                                ====                 ====               ====


During the first quarter of fiscal 2003, the Company repurchased 392,274 shares of its 8% redeemable convertible preferred stock and 217,500 of its company-obligated 7.75% mandatorily redeemable convertible preferred securities of subsidiary trust ("7.75% trust preferred securities") for 214,493,462 shares of Lucent common stock. No gain or loss was recognized on the exchanges. The exchanges resulted in a corresponding increase to common stock and additional paid-in capital, net of applicable tax impacts related to the 7.75% trust preferred securities. The fair value of the additional common shares issued to the holders of each respective preferred security to prompt the exchange over the shares obligated to be exchanged pursuant to the original conversion terms amounted to $100 for the 8% redeemable convertible preferred stock, which was included as a conversion cost in the net loss applicable to common shareowners, and $31 for the 7.75% trust preferred securities, which was reflected in other income, net.

8                                                             Form 10-Q - Part I



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)



Since December 31, 2002 and through February 11, 2003, an additional 296,675 shares of 8% redeemable convertible preferred stock and 380,000 of 7.75% trust preferred securities were repurchased for 261,068,241 shares of Lucent common stock. The fair value of the additional common shares issued to the holders of each respective preferred security to prompt the exchange over the shares obligated to be exchanged pursuant to the original conversion terms amounted to $139 for the 8% redeemable convertible preferred stock and $98 for the 7.75% trust preferred securities and will be reflected in the second quarter of fiscal 2003 results.

In addition, subsequent to December 31, 2002 and through February 11, 2003, certain debt obligations with a carrying value of $52 were repurchased for 24,021,312 shares of Lucent common stock.

5. COMPREHENSIVE LOSS

The components of comprehensive loss are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in non-U.S. subsidiaries.


                                                                              Three months ended
                                                                                 December 31,
                                                                              2002           2001
                                                                              ----           ----
  Net loss                                                                   $(264)         $(423)
  Other comprehensive loss:
  Foreign currency translation adjustments                                      50             54
  Reclassification adjustments to foreign currency translation for sale
     of foreign entities                                                         -             20
  Unrealized holding gains on investments                                       46              7
  Reclassification adjustments for realized gains and impairment losses
     on investments                                                              -            (35)
                                                                             -----          -----
  Comprehensive loss                                                         $(168)         $(377)
                                                                             =====          =====


6. LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing the net loss applicable to common shareowners by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects all potential issuances of common stock and is calculated by dividing net loss applicable to common shareowners, adjusted for preferred stock dividends and accretion, conversion costs related to the exchanges of the 8% redeemable convertible preferred stock and the 7.75% trust preferred securities, and interest expense for the 7.75% trust preferred securities. The diluted loss per share is the same as basic, since any potentially dilutive securities would reduce the loss per share.



                                                                                           Three months ended
                                                                                              December 31,
                                                                                           2002           2001
                                                                                           ----           ----
(shares in millions)
8% redeemable convertible preferred stock                                                  1,318           284
7.75% trust preferred securities                                                             355             -
Stock options                                                                                  1            12
                                                                                           -----           ---
   Total                                                                                   1,674           296
                                                                                           =====           ===
Stock options excluded from the calculation of diluted loss per share because the
  exercise price was greater than the average market price of the common shares              328           625
                                                                                           =====           ===

The calculation of potential common shares related to the 8% redeemable convertible preferred stock is based upon the quarterly average price of Lucent's common stock and the weighted average preferred shares outstanding during the periods due to the August 2004 redemption feature.

9                                                             Form 10-Q - Part I



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)




7. OPERATING SEGMENTS

Lucent designs and delivers networks for the world's largest communications service providers. The INS segment sells to global wireline service providers, including long distance carriers, traditional local telephone companies and Internet service providers, and provides offerings comprised of a broad range of core switching and access and optical networking products. The Mobility segment sells to global wireless service providers and offers products to support the needs of its customers for radio access and core networks. Lucent supports its segments through its worldwide services organization. Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measure is operating income (loss), which includes the revenues, costs and expenses directly controlled by each reportable segment. Operating income (loss) for reportable segments excludes the following:

       o  goodwill and other acquired intangibles amortization;

       o  business restructuring and asset impairments;

       o  acquisition/integration-related costs;

       o  revenues and expenses associated with intellectual property;

       o  the results of the optical fiber business;

       o the results from billing and customer care software products, messaging products and other smaller units;

       o certain personnel costs and benefits, including most of those related to pension and postretirement benefits and differences between the actual and standard allocated benefit rates;

       o certain other costs related to shared services, such as general corporate functions, which are managed on a common basis in order to realize economies of scale and efficient use of resources; and

       o certain other general and miscellaneous costs and expenses not directly used in assessing the performance of the operating segments.

Indirect intersegment costs and expenses and the revenues and expenses from licensing fees and royalties associated with intellectual property are no longer included in the reportable segments. The prior period segment results have been revised to conform to the current year's performance measure. The accounting policies of the reportable segments are the same as those applied in the unaudited consolidated financial statements.

10                                                            Form 10-Q - Part I




                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)



The following tables present Lucent's revenues and operating income (loss) by reportable operating segment and a reconciliation of the totals reported for operating income (loss) of the segments to the consolidated operating loss:


                                                                          Three months
                                                                       ended December 31,
                                                                     2002              2001
                                                                     ----              ----

                           Revenues
INS                                                                 $ 1,015           $ 1,854
Mobility                                                              1,008             1,460
                                                                    -------           -------
   Total reportable segments                                          2,023             3,314
Optical fiber business                                                    -               114
Other                                                                    52               151
                                                                    -------           -------
   Total revenues                                                   $ 2,075           $ 3,579
                                                                    =======           =======

                    Operating income (loss)
INS                                                                 $  (133)          $  (934)
Mobility                                                                 13              (152)
                                                                    -------           -------
   Total reportable segments                                           (120)           (1,086)
Goodwill and other acquired intangibles amortization                     (5)              (74)
Business restructuring and asset impairments, net                        14                68
Optical fiber business                                                    -               (68)
Unallocated personnel costs and benefits                                286               384
Shared services such as general corporate functions                    (347)             (439)
Other                                                                  (140)             (137)
                                                                    -------           -------
   Total operating loss                                             $  (312)          $(1,352)
                                                                    =======           =======

Products and Services Revenues

       The table below presents revenues for groups of similar products and services:



                                                     Three months ended December 31,
                                                          2002            2001
                                                          ----            ----
       Switching and access                               $  655          $  865
       Optical networking products                           174             477
       Wireless products                                     723           1,214
       Services                                              468             768
       Optical fiber business                                  -             114
       Other                                                  55             141
                                                          ------          ------
            Total revenues                                $2,075          $3,579
                                                          ======          ======

8. COMMITMENTS AND CONTINGENCIES

Lucent is subject to legal proceedings, lawsuits, and other claims, including proceedings by government authorities. In addition, Lucent may be subject to liabilities to some of its former affiliates under separation agreements with them. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, Lucent is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters at December 31, 2002. Lucent is subject to several purported class action lawsuits and other lawsuits for alleged violations of federal securities laws, ERISA and related claims described below, which could have a material financial impact. Other than those matters, Lucent believes that the remainder of the cases will not have a material financial impact after final disposition.

11                                                            Form 10-Q - Part I



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)





Lucent and certain of its former officers and current and former members of its Board of Directors are defendants in numerous purported shareholder class action lawsuits for alleged violations of federal securities laws. These cases have been consolidated into a single action pending in the United States District Court for the District of New Jersey, captioned In re Lucent Technologies Inc. Securities Litigation. The consolidated complaint alleges, among other things, that beginning in late October 1999, Lucent and certain of its officers misrepresented Lucent's financial condition and failed to disclose material facts that had an adverse impact on its future earnings and prospects for growth. The action seeks monetary damages, and costs and expenses associated with the litigation.

Lucent has been served with derivative complaints filed by individual shareowners in Delaware Chancery Court against certain current and former members of its Board of Directors and a former officer. These complaints have been consolidated in a single action. The consolidated complaint asserts that certain current and former directors and an officer allegedly breached their fiduciary duties to Lucent by acquiescing in or approving allegedly fraudulent conduct and seek damages against the defendants and in favor of Lucent, as well as costs and expenses associated with litigation. Lucent has also been served with derivative actions in Delaware Chancery Court and United States District Court for the District of New Jersey that have not been consolidated with the other derivative cases. These non-consolidated actions allege that certain of Lucent's current and former directors breached fiduciary duties to supervise Lucent and seeks an accounting of the damages sustained as a result of these alleged acts, as well as costs and expenses associated with litigation.

An additional derivative complaint was filed in September 2001 by an individual shareholder in the Delaware Chancery Court against certain current and former members of Lucent's Board of Directors and a former officer asserting claims of corporate waste and breach of fiduciary duties arising out of the award of performance-based compensation to certain of Lucent's directors and an officer and seeks the return of all such performance-based compensation, compensation to Lucent for resulting losses, the imposition of a constructive trust upon the proceeds of any sale of Lucent shares by the defendants, as well as costs and expenses associated with litigation.

In July 2001, a purported class action complaint was filed in United States District Court for the District of New Jersey under ERISA alleging, among other things, that Lucent and certain unnamed officers breached their fiduciary duties with respect to Lucent's employee savings plans. The case claims that the defendants were aware that Lucent's stock was inappropriate for retirement investment and continued to offer Lucent stock as a plan investment option. The complaint seeks damages, injunctive and equitable relief, interest and fees and expenses associated with the litigation. A similar case was filed against Lucent and certain unnamed officers involving similar claims for employee savings plans for represented employees.

In March 2002, Lucent was named as a defendant in a case captioned In re Winstar Communications Securities Litigation, pending in U.S. District Court for the Southern District of New York. The case is a putative class action on behalf of purchasers of common stock of Winstar Communications, Inc. ("Winstar"), which filed for bankruptcy in April 2001, against several former officers and directors of Winstar, Winstar's outside auditors, and Lucent. In addition, in April 2002, a case captioned Preferred Life Insurance Co. of New York et al. v. Lucent Technologies Inc. was filed in New Jersey state court against Lucent. The plaintiffs in the New Jersey case are institutional investors, many of which are affiliated with each other, that purchased the common stock of Winstar. In both actions, the plaintiffs claim that Lucent caused money to be lost by the plaintiffs in connection with their investments in Winstar stock or contributed to such loss. In the New York action, the plaintiffs claim that Lucent violated federal securities laws in connection with plaintiffs' purchases of Winstar stock. In the New Jersey action, the plaintiffs claim that Lucent committed common law fraud, negligent misrepresentation, conspiracy to commit fraud and aiding and abetting fraud in connection with plaintiffs' purchases of Winstar stock.

In November 2001, a purported class action complaint was filed in the United States District Court for the District of New Jersey against Lucent and current and former officers captioned Laufer v. Lucent Technologies Inc., et al. The plaintiffs allege that Lucent and certain of its current and former officers concealed adverse material information about Agere's financial condition prior to Agere's IPO and about Lucent's vendor financing portfolio.

In October 2002, a purported class action lawsuit captioned Balaban v. Schacht, et al., was filed on behalf of holders of Lucent's notes, convertible preferred stock and trust preferred securities against Lucent, certain current and former directors and two former officers. The complaint asserts claims for breach of fiduciary duty by the

12                                                            Form 10-Q - Part I



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)


defendants during the period of April 1999 to September 2002 and seeks compensatory damages and other damages and costs.

Sparks, et al. v. AT&T and Lucent Technologies Inc. et al., is a class action lawsuit filed in 1996 in Illinois state court under the name of Crain v. Lucent Technologies. The plaintiffs requested damages on behalf of present and former customers based on a claim that the AT&T Consumer Products business (which became part of Lucent in 1996) and Lucent had defrauded and misled customers who leased telephones, resulting in payments in excess of the cost to purchase the telephones. Similar consumer class actions pending in various state courts were stayed pending the outcome of the Sparks case, and in July 2001, the Illinois court certified a nationwide class of plaintiffs.

The parties agreed in August 2002 to settle the litigation for up to $300 in cash plus prepaid calling cards redeemable for minutes of long distance service. The court approved the settlement in November 2002. Lucent and AT&T deny they have defrauded or misled their customers, but have decided to settle this matter to avoid the uncertainty of litigation and the diversion of resources and personnel that pursuing this matter would require. The class claimants were required to apply for reimbursement from the settlement fund and demonstrate their entitlement through a claims form to be provided to a claims administrator. These claim forms were required to be postmarked by January 15, 2003. Lucent deposited approximately $200 in escrow accounts to cover a portion of the settlement. Based upon preliminary information received from the claims administrator as to the number of claims submitted, the final settlement amount will be significantly less than the amount in the escrow account. Lucent is a party to various separation and distribution agreements, which provide for contribution from third parties formerly affiliated with Lucent for a portion of any liability (including any settlement) in this case. However, Lucent is responsible for a majority of any such liability or settlement. As a result of the aforementioned preliminary information from the claims administrator and the expected third-party contributions, Lucent reduced its related reserves for this matter and recognized an $80 credit in other income, net in the first quarter of fiscal 2003.

Lucent is a defendant in an adversary proceeding filed in U.S. Bankruptcy Court in Delaware by Winstar and Winstar Wireless, Inc. in connection with the bankruptcy of Winstar and various related entities. The complaint asserts claims for breach of contract and other claims against Lucent and seeks compensatory damages, as well as costs and expenses associated with litigation. The complaint also seeks recovery of a payment of approximately $190 to Lucent in December 2000.

Separation Agreements

Lucent is party to various agreements that were entered into in connection with the separation of Lucent with former affiliates, including AT&T, Avaya, Agere Systems and NCR Corporation. Pursuant to these agreements, Lucent and the former affiliates have agreed to allocate certain liabilities related to each other's business, and have agreed to share liabilities based upon certain allocations and thresholds. For example, in the Sparks case discussed above, AT&T, Avaya and NCR each assumed a portion of the liability for the settlement.

Other Commitments

Lucent has agreed to purchase 90% of its requirements for products it currently purchases from Agere and 60% of its requirements for other products that Agere can supply through September 30, 2006, provided Agere is competitive with other potential suppliers as to price, delivery interval and technological merit. Lucent has also agreed to proceed first with Agere on all joint product development projects where Agere meets Lucent's criteria.

Lucent is generally not committed to unconditional purchase obligations, except for a commitment that requires annual purchases of certain wireless components ranging from $350 to $425 over the next two years. Lucent is in negotiations with this supplier to completely restructure the arrangement. If this obligation is not satisfied, Lucent will be required to pay 25% of the unfulfilled annual commitment.

Lucent has exited most of its manufacturing operations and has increased its use of contract manufacturers. Lucent is currently using a sole-source supplier for a majority of the switching and wireless product lines. In addition, Lucent is in the process of moving from a primarily sole-sourced supplier for its optical product line to a

13                                                            Form 10-Q - Part I



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)



combination of multiple contract manufacturers, and continues to use a combination of multiple contract manufacturers for their data networking and other products. Lucent is generally not committed to unconditional purchase obligations in these contract manufacturing relationships. However, Lucent is exposed to short-term purchase commitments as they fall within the contract manufacturers' lead-time of specific products or raw material components. As a result, any sudden and significant changes in forecasted demand requirements within the lead-time of those products or raw materials could adversely affect Lucent's results of operations and cash flows.

Lucent currently outsources certain information technology services from a supplier under a multi-year agreement which provides for minimum spending levels of approximately $185 during fiscal 2003 and declines at various amounts to approximately $40 during fiscal 2006. The agreement also provides for termination charges of approximately $125 if the agreement is cancelled during fiscal 2003.

Environmental Matters

Lucent's current and historical operations are subject to a wide range of environmental protection laws. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities under way at numerous current and former facilities. Additional information and background on environmental liabilities and obligations are set forth in the footnotes to Lucent's consolidated financial statements for the year ended September 30, 2002. It is often difficult to estimate the future impact of environmental matters, including potential liabilities. Environmental reserves are recorded when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. Although Lucent believes that its reserves are adequate, there can be no assurance that the amount of capital expenditures and other expenses that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of that provided for at December 31, 2002, cannot be reasonably estimated.

9. RECENT PRONOUNCEMENTS

Goodwill and Other Intangible Assets

Effective October 1, 2002, Lucent adopted Statement of Financial Accounting Standards ("SFAS") 142. Prior to adoption, goodwill and identifiable intangible assets were amortized on a straight-line basis over their estimated useful lives. In connection with the adoption of SFAS 142, goodwill is no longer amortized but tested for impairment upon adoption of SFAS 142 and annually thereafter or more often if an event or circumstance indicates that an impairment loss has been incurred, by comparing each reporting unit's fair value to its carrying value. During the first quarter of fiscal 2003, the initial goodwill impairment test was completed, which resulted in no transitional impairment loss. Unless required earlier, as described above, the next goodwill impairment test is expected to be completed during the fourth quarter of fiscal 2003. The carrying amount of goodwill for INS, Mobility and Other (primarily associated with the messaging products business), was $189, $11 and $9, respectively, as of December 31, 2002 and September 30, 2002.

The following table presents the net loss and the net loss per basic and diluted share applicable to common shareowners for the three months ended December 31, 2001, adjusted to exclude goodwill amortization reflected in the period of $55, net of tax, or $0.02 per share, which is no longer recorded under SFAS 142.

   Net loss:
      As reported                                   $ (423)
      Adjusted                                      $ (368)

   Basic and diluted loss per share:
      As reported                                   $(0.14)
      Adjusted                                      $(0.12)

14                                                            Form 10-Q - Part I



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)


At December 31, 2002, Lucent's identifiable intangible assets consisted of existing technologies resulting from prior acquisitions. The gross carrying amount and accumulated amortization of the acquired intangible assets at December 31, 2002 was $144 and $134, respectively, after $5 of amortization during the first quarter of fiscal 2003. The remaining net carrying amount is expected to be fully amortized during fiscal 2003.

Asset Retirement Obligations

Effective October 1, 2002, Lucent adopted SFAS 143, which requires the recognition of the future costs of retiring a tangible long-lived asset as a liability at their present value when the retirement obligation arises and accrete the liability to its future value and amortize the capitalized asset retirement cost to expense over the life of the asset. The adoption of SFAS 143 did not have a material effect on the results of operations or financial condition.

Impairment or Disposal of Long-Lived Assets

Effective October 1, 2002, Lucent adopted SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. SFAS 144 establishes a single accounting model between SFAS 121 and APB 30 for long-lived assets to be disposed of. It establishes a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities, provides a definition for a "component" of an entity and broadens the presentation of discontinued operations under APB 30 to include a "component" of an entity rather than a segment of a business. It also provides guidance on assets to be disposed of other than by sale. The adoption of SFAS 144 did not have a material affect on the results of operations or financial condition.

Costs Associated with Exit or Disposal Activities

In July 2002, the Financial Accounting Standards Board ("FASB") issued SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS 146 is effective for restructuring activities initiated after December 31, 2002 and requires recognition of a liability for costs associated with an exit or disposal activity at fair value when the liability is incurred, or for certain one-time employee termination costs over a future service period. Previously, a liability for an exit cost was recognized when a company committed to an exit plan. As a result, SFAS 146 may affect both the timing and amounts of the recognition of future restructuring costs.

Guarantees and Indemnification Agreements

In November 2002, the FASB issued FASB Interpretation ("FIN") 45, which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee and will be applied on a prospective basis to all guarantees issued or modified after December 31, 2002. A description of the Company's guarantees as of December 31, 2002 is provided below. We are unable to reasonably estimate the maximum amount that could be payable under certain of these arrangements because the exposures are not capped.

Lucent guarantees the financing for certain product purchases by certain customers. Requests for providing such guarantees are reviewed and approved by senior management and regularly reviewed by them in assessing the adequacy of reserves. At December 31, 2002, the total principal amount of customer financing guarantees was $183. The remaining guarantee periods range from 3 months to 7 years. In addition, $43 of commitments are available to customers by third party lenders that have not been drawn and may expire. The reserves for customer finance guarantee losses as of December 31, 2002 were $119. Lucent is required to perform under these guarantees upon a customer's default for non-payment to the creditor and typically retains a first-loss position. Lucent will generally have the right to recover from the defaulting party through subrogation, but usually only after the creditor has been paid in full.

Lucent has divested certain businesses and assets through sales to third party purchasers and spin-offs to its common shareowners. In connection with these transactions, certain indemnities are provided to the buyers or other third parties associated with the surviving entities. These guarantees include a secondary liability for the assignments of

15                                                            Form 10-Q - Part I



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)

certain leases for real property and equipment and certain specific indemnities for legal and environmental contingencies and vendor supply commitments. The periods of indemnification vary, but are standard for transactions of this nature, and some may be indefinite.

At December 31, 2002, Lucent remains secondarily liable for approximately $420 of lease obligations that were assigned to Avaya, Agere, and purchasers of other businesses in the event of default by the assignee. The remaining terms of these assigned leases and Lucent's corresponding guarantee range from 1 month to 16 years. The primary obligor under assigned leases may terminate or restructure the lease obligation before its original maturity and thereby relieve Lucent of its secondary liability. Lucent generally has the right to receive indemnity or reimbursement from the assignees and has not reserved for losses on this form of guarantee.

Lucent is a party to a tax sharing agreement to indemnify AT&T and is liable for tax adjustments that are attributable to Lucent's lines of business as well as a portion of certain other shared tax adjustments during the years prior to separation from AT&T. Certain tax adjustments have been proposed or assessed subject to this tax sharing agreement. Lucent does not believe the outcome of these matters will have a material effect on the consolidated results of operations, consolidated financial position or near-term liquidity.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of a product or service for deficiencies as required under specific product or service warranty provisions. The warranty reserves are determined based on the actual trend of historical charges incurred over the prior twelve-month period excluding any significant or infrequent issues, which are specifically identified and reserved for. The warranty liability is established when it is probable that customers will make claims and when a reasonable estimate of costs can be made.

          Warranty reserve as of September 30, 2002                             $440
          Accruals for warranties issued during the period                        45
          Usage during the period                                                (83)
                                                                                ----
          Warranty reserve as of December 31, 2002                              $402
                                                                                ====

In September 2000, Lucent and a third party created a non-consolidated Special Purpose Trust ("Trust") for the purpose of allowing the company from time to time to sell on a limited-recourse basis customer finance loans and receivables ("Loans") at any given point in time to the Trust. As a result of past credit rating downgrades, Lucent is unable to sell additional Loans to the Trust. At December 31, 2002, the Trust held approximately $350 in Loans relating to five obligors, all of which are in default and in various stages of the resolution process. Lucent's wholly-owned captive insurance company assumed the credit risk of the Loans that are held in the Trust and reinsured a significant amount of the exposure to an unaffiliated insurer. The self-insured loss reserve related to these Loans (including accrued interest) was $371 and the corresponding receivable due from the unaffiliated insurer was $298 at December 31, 2002. Lucent expects that its captive insurance company will fund the $73 of remaining obligations which were not reinsured by the end of the third quarter of fiscal 2003, at which time the unaffiliated insurer will ultimately be obligated to make all remaining payments. In the event the unaffiliated insurer does not honor these obligations, Lucent may be required under certain circumstances to indemnify the Trust for amounts not funded by the unaffiliated insurer.

Variable Interest Entities

In January 2003, the FASB issued FIN 46, requiring the consolidation of certain special purpose entities. Lucent has used special purpose entities for the sales and securitizations of receivables and is currently assessing whether consolidation of the Trust will be required beginning July 1, 2003.

16                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. These risks and uncertainties include: the failure of the telecommunications market to improve or improve at the pace we anticipate; continued net losses may reduce or impair our legally available surplus; our ability to realize the benefits we expect from our strategic direction and restructuring program; our ability to secure additional sources of funds on reasonable terms; our credit ratings; our ability to compete effectively; our reliance on a limited number of key customers; our exposure to the credit risk of our customers as a result of our vendor financing arrangements and accounts receivable; our reliance on third parties to manufacture most of our products; the cost and other risks inherent in our long-term sales agreements; our product portfolio and ability to keep pace with technological advances in our industry; the complexity of our products; our ability to retain and recruit key personnel; existing and future litigation; our ability to protect our intellectual property rights and the expenses we may incur in defending such rights; changes in environmental health and safety law; changes to existing regulations or technical standards; the social, political and economic risks of our foreign operations; the impact if our common stock is de-listed from the New York Stock Exchange; and the costs and risks associated with our pension and postretirement benefit obligations. For a further list and description of such risks and uncertainties, see our Annual Report on Form 10-K for the year ended September 30, 2002. Except as otherwise required under federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

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

The global telecommunications market continued to deteriorate during 2002. We believe that large service providers, primarily in the wireline market, have reduced their capital spending by more than 25% since the end of 2001. The U.S. wireline service provider capital spending declined by about 40%. We expect additional capital spending reductions during 2003. Reasons for this reduction include the general economic slowdown, network overcapacity, customer bankruptcies, network build-out delays and limited capital availability. As a result, our sales and results of operations have been and may continue to be adversely affected. The significant slowdown in capital spending has created uncertainty as to the level of demand in our target markets. In addition, the level of demand can change quickly and can vary over short periods of time, including from month to month. As a result of the uncertainty and variations in our markets, accurately forecasting future results, earnings and cash flow remains difficult.

During this prolonged market downturn, we are working closely with our customers to position the full breadth of our products and services, significantly reducing our cost structure and reducing our quarterly earnings per share ("EPS") breakeven revenue figure. If capital investment levels continue to decline, or if the telecommunications market does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. We are financially planning for our revenues to decline by about 20% during fiscal 2003 as compared to fiscal 2002. However, our results of operations are expected to improve by realizing higher gross margin rates and lower operating expenses resulting from improved product mix, cost reductions

17                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


related to our restructuring actions, lower inventory-related charges, and lower provisions for bad debts and customer financings.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to revenue recognition, receivables and customer financing, inventories, income taxes, intangible assets, pension and post-retirement benefits, business restructuring and legal contingencies. For a detailed discussion of our critical accounting estimates please refer to our Annual Report on Form 10-K for the year ended September 30, 2002. There were no material changes in the application of our critical accounting estimates subsequent to that report. In addition, please refer to note 9 to our unaudited consolidated financial statements for a discussion of recent pronouncements, including the initial adoption of several new accounting standards during the first quarter of fiscal 2003. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit and Finance Committee.

The following update is related to our pension and postretirement benefits. Excluding the impact of business restructuring actions, our net pension and postretirement benefit credit is expected to be reduced from $972 million during fiscal 2002 to approximately $600 million during fiscal 2003. The net pension and postretirement credit reflected in the first quarter of fiscal 2003 was $134 million compared to $238 million in the comparable prior period. Approximately two-thirds of these amounts are reflected in operating expenses and the balance in costs. These changes are primarily a result of lower plan assets, a reduction in the discount rate from 7.0% to 6.5%, a reduction in the expected return on plan assets from 9.0% to 8.75% for pensions and from 9.0% to 7.93% for postretirement benefits and plan amendments related to certain retiree benefits. During the first quarter of fiscal 2003 certain retiree death benefits were eliminated which reduced future pension obligations by approximately $450 million. We considered the available yields on high-quality fixed-income investments with maturities corresponding to our benefit obligations to develop our discount rate. We also considered the historical long-term asset return experience, the expected investment portfolio mix of the plans' assets and an estimate of long-term investment returns to develop our expected return on plan assets. Our actual ten-year rates of return on plan assets were 9.5%, 11.5% and 15.7% during the years ended September 30, 2002, 2001 and 2000, respectively. Our expected portfolio mix of plan assets considers the duration of the plan liabilities and has been more heavily weighted towards equity positions, including public and private equity investments and real estate. The expected return on plan assets is determined using the expected rate of return and a calculated value of assets referred to as the "market-related value." The aggregate market-related value of pension and postretirement plan assets was $41 billion at September 30, 2002, which exceeded the fair value of plan assets by $10 billion. Differences between the assumed and actual returns are reflected in the market-related value on a straight-line basis over a five-year period. The amortization of these differences, including those resulting from the actual losses incurred during fiscal 2002 and 2001, will continue to reduce the market-related value through fiscal 2006. Gains and losses resulting from changes in these assumptions and from differences between assumptions and actual experience (except those associated with the market-related value) are amortized over the remaining service lives to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation of each respective plan.

Holding all other assumptions constant, a one-half percent increase or decrease in the discount rate would decrease or increase the annual fiscal 2003 net pension and postretirement credit by approximately $50 million. Likewise, a one-half percent increase or decrease in the expected return on plan assets would increase or decrease the annual fiscal 2003 net pension and postretirement credit by approximately $200 million. In addition, a $2.9 billion direct charge to equity for minimum pension liabilities was recognized during the fourth quarter of fiscal 2002. We expect to complete the next measurement of our pension plan assets and obligations during the fourth quarter of fiscal 2003 at which time it is likely that the minimum pension liabilities will be adjusted, which will result in either an increase or decrease in shareowners' deficit depending upon plan asset performance and the discount rate to be used in measuring the obligation.

18                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2002 VERSUS THREE MONTHS ENDED DECEMBER 31, 2001

Revenues

The following table presents our U.S. and non-U.S. revenues (dollars in millions):

                                              Three months ended
                                                 December 31,
                                             ---------------------
                                              2002        2001
                                              ----        ----
       U.S. revenues                         $1,292      $2,233
       Non-U.S. revenues                        783       1,346
                                             ------      ------
       Total revenues                        $2,075      $3,579
                                             ======      =======

The significant reduction in capital spending by large service providers during calendar 2002 was the primary reason for the 42% decline in revenues in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. To a lesser extent, $114 million of the revenue decline resulted from the sale of the optical fiber business ("OFS") in the first quarter of fiscal 2002. The impact of product rationalizations and discontinuances under our restructuring program has not had a significant effect on our overall trend of revenues. Our U.S. and non-U.S. revenues each declined with the prior comparable period by 42%. Our U.S. revenues represented 62% of our total revenues in both periods.

The decline in revenue from the comparable prior period occurred both in terms of product revenues (43%) and service revenues (39%). The decrease in product revenue occurred in all product lines including, switching and access products (24%), optical networking products (64%) and wireless products (40%). The $300 million decline in service revenue was primarily due to lower engineering and installation activity, primarily in support of INS customers. Total service revenues supporting INS customers decreased by $271 million to $297 million, primarily in the U.S.

Gross Margin

The following table presents our gross margin and the percentage to total revenues (dollars in millions):

                                               Three months ended
                                                  December 31,
                                             ---------------------
                                               2002         2001
                                               ----         ----
    Gross margin                               $454         $435
                                               ====         ====
    Gross margin rate                          21.9%        12.2%

The gross margin rate increased by approximately 10 percentage points in the first quarter of fiscal 2003 as compared to the first quarter of fiscal 2002 despite significantly lower sales volumes. Inventory and other charges negatively affected the gross margin rate in the first quarter of fiscal 2002 by approximately six percentage points. The charges were primarily related to items or events associated with customers experiencing financial difficulties and in some cases declaring bankruptcy or becoming insolvent, higher provisions for slow-moving and obsolete inventory and adjustments to certain long-term projects. The remainder of the quarterly change was primarily related to improved product mix and cost reductions, offset in part by lower sales volumes. Restructuring charges did not have a material impact on the gross margin rates in either of the periods presented.

Compared with the prior period, the gross margin attributable to services declined by $69 million to $65 million due to the lower service revenues and a
3.5 percentage point decrease in the gross margin rate. The change in the gross margin rate was due to the continuing decline in overall sales volume and related labor utilization.

19                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Operating Expenses

The following table presents our operating expenses (dollars in millions):


                                                                                Three months ended
                                                                                  December 31,
                                                                              ---------------------
                                                                                 2002       2001
                                                                                 ----       ----
       Selling, general and administrative ("SG&A") expenses,
          excluding the following two items:                                     $482      $  720
       Provision for (recovery of) bad debts and customer financings              (91)        451
       Amortization of goodwill and other acquired intangibles                      5          74
                                                                                 ----      ------
            Total SG&A                                                            396       1,245
       Research and development ("R&D")                                           389         621
       Business restructuring charges (reversals) and asset impairments, net      (19)        (79)
                                                                                 ----      ------
            Operating expenses                                                   $766      $1,787
                                                                                 ====      ======


SG&A expenses

Excluding provisions for (recoveries of) bad debts and customer financings and amortization of goodwill and other acquired intangibles, SG&A expenses decreased by 33% in the first quarter of fiscal 2003 as compared with the first quarter of fiscal 2002. The decrease was primarily a result of significant headcount reductions under our restructuring program and other cost savings initiatives that limited discretionary spending. Approximately 53% of the first quarter of fiscal 2003 reduction was in the INS segment due to the greater degree of product rationalization efforts in INS as well as the required cost reductions due to the significant INS revenue decline.

Provision for (recovery of) bad debts and customer financings

The recoveries of bad debts and customer financings during the first quarter of fiscal 2003 were primarily from the settlement of certain fully reserved notes receivables. Approximately 77% of the total recoveries were related to Mobility customers.

As a result of the decline in telecommunications market conditions in the first quarter of fiscal 2002, certain customers experienced deterioration in their creditworthiness, which resulted in higher provisions for bad debts and customer financings. During the first quarter of fiscal 2002, approximately 60% of provisions related to trade receivables with the balance related to customer financings. Approximately 90% of the provisions were related to INS customers.

Amortization of goodwill and other acquired intangibles

During the first quarter of fiscal 2003, we adopted SFAS 142 (see Note 9 to the unaudited consolidated financial statements). As a result, our remaining goodwill of $209 million is no longer amortized, but is subject to an annual impairment test. The amortization of identifiable intangible assets will continue during the next two quarters at which point the assets will be fully amortized.

R&D

The decrease in the first quarter of fiscal 2003 as compared with the first quarter of fiscal 2002, was primarily due to headcount reductions and product rationalizations under our restructuring program. Approximately 79% of the first quarter of fiscal 2003 reduction was in the INS segment due to the greater degree of product rationalizations in INS.

During the first quarter of fiscal 2003, 43% of our R&D was attributable to our INS segment, and most of the remaining amounts were attributable to our Mobility segment. The INS spending was primarily related to next-generation products, including optical products, multi-service switches that can handle both Internet protocol services and multiple network traffic protocols and network operations software solutions. The Mobility spending was primarily related to CDMA and UMTS next-generation technologies.

20                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


During the first quarter of fiscal 2002, 56% of our R&D was attributable to our INS segment, and most of the remaining amounts were attributable to our Mobility segment.

Business restructuring charges (reversals) and asset impairments, net

During the first quarter of fiscal 2003, we recorded a net reversal of business restructuring charges and asset impairments of $19 million, which consisted of new charges of $38 million and net reversals of prior year plans of $57 million (see Note 2 to the unaudited consolidated financial statements).

The current restructuring reserve continues to be evaluated as plans are being executed. As a result, there may be additional charges or reversals. In addition, since the restructuring program is an aggregation of many individual plans currently being executed, actual costs have differed from estimated amounts. The first quarter of fiscal 2003 charge included employee separation charges and contract settlements associated with the discontinuance of the TMX MultiService Switching and Spring Tide product lines in the INS segment. The revisions to prior year plans were primarily due to adjustments to the original plans for facility closings, which increased property, plant and equipment by $44 million.

During the first quarter of fiscal 2002, we recorded a net reversal of business restructuring charges and asset impairments of $79 million, which consisted of charges for new plans of $45 million and reversals on fiscal 2001 plans of $124 million. The $124 million reserve reversal primarily related to revised estimates of certain restructuring costs and employee separation costs due to organizational changes and higher than expected attrition levels. The $45 million charge included restructuring costs related to approximately 500 new employee separations of $23 million and capitalized software write-downs of $22 million in connection with product exits.

Other income, net

Other income, net for the first quarter of fiscal 2003 included the impact of an $80 million reserve reduction for a legal settlement associated with our former consumer products leasing business. The reserve reduction was due to lower than anticipated claims experience. This was partly offset by $31 million of conversion expense associated with the repurchase of 217,500 of our 7.75% trust preferred securities with our common stock.

Other income, net for the first quarter of fiscal 2002 included $583 million in gains on sales of businesses, of which $523 million related to the sale of OFS, and interest income related to a tax settlement of $73 million.

Interest expense

Interest expense of $94 million for the first quarter of fiscal 2003 decreased slightly compared to interest expense of $97 million in the first quarter of fiscal 2002. Lower interest expense associated with lower short-term debt in the current quarter was offset by interest expense of $33 million associated with our 7.75% trust preferred securities.

Benefit from income taxes

The following table presents our benefit from income taxes and the related effective tax benefit rates (dollars in millions):

                                                       Three months ended
                                                          December 31,
                                                     ---------------------
                                                       2002         2001
                                                       ----         ----
       Benefit from income taxes                       $(120)       $(486)
       Effective tax benefit rate                      (31.3)%      (53.5)%


The effective tax benefit rate for the three months ended December 31, 2002 was less than the U.S. statutory rate due to maintaining a full valuation allowance on our net deferred tax assets. The income tax benefit is attributed to the utilization of a portion of the current period's operating losses as a result of the tax impact of the repurchases of 7.75% trust preferred securities, including certain transactions completed subsequent to December 31, 2002 ($105 million) and the tax impact of the unrealized holding gains for certain investments ($30 million). Recognition of tax

21                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


benefits on future operating losses during the remainder of fiscal 2003 are expected to be limited to the extent that the operating losses would offset taxable income generated from similar equity transactions as described above.

The effective tax benefit rate for the three months ended December 31, 2001, which included the recognition of tax benefits on our current operating losses, was greater than the U.S. statutory rate primarily due to the tax impact from the gain on the sale of OFS, which had a low effective tax rate due to differences in the book and tax basis of the business sold, research and development tax credits and a $60 million favorable one-time benefit relating to a tax settlement, offset in part by non-tax deductible goodwill amortization and valuation allowances on state net operating losses, which decreased the effective tax benefit rate.

RESULTS OF OPERATIONS BY SEGMENT - THREE MONTHS ENDED DECEMBER 31, 2002 VERSUS THREE MONTHS ENDED DECEMBER 31, 2001

INS

The following table presents certain financial information for INS (dollars in millions):

                                         Three months ended
                                            December 31,
                                       -----------------------
                                           2002       2001
                                           ----       ----
            U.S. revenues                $  548     $1,010
            Non-U.S. revenues               467        844
                                         ------     ------
            Total revenues               $1,015     $1,854
                                         ======     ======
            Operating loss               $ (133)    $ (934)
                                         ======     ======
            Return on sales               (13.1%)    (50.4%)
                                         ======     ======


INS revenues declined 45% from the comparable prior period, as a result of significant reductions in capital spending by service providers. The decline was reflected in all geographic regions and product lines. Approximately, 55% of the decline was in the United States, and about 45% was non-U.S., primarily in EMEA (Europe, Middle East, and Africa) and China. The five largest INS customers were approximately 40% of INS revenues for the first quarter of fiscal 2003 and approximately 50% of INS revenues for the first quarter of fiscal 2002. Changes in revenue levels from the five largest customers in the respective periods represented about 50% of the INS revenue decline in the first quarter of fiscal 2003.

During the first quarter of fiscal 2003, the operating loss declined by $801 million to $133 million. The improved operating results were driven by a substantial increase in the gross margin rate and a $746 million decrease in operating expenses. The higher gross margin rate was primarily due to lower inventory and other charges and cost reductions, offset in part by significantly lower sales volumes. Despite the improvement in the gross margin rate in the first quarter of fiscal 2003, the INS gross margin rate remains significantly lower than the gross margin rate of Mobility. The operating expense decline primarily resulted from lower provisions for bad debt and customer financing of $437 million, including a $20 million impact from the settlement of certain fully reserved notes as well as other operating expense reductions of $309 million due to headcount reductions under our restructuring program and less discretionary spending.

22                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Mobility

The following table presents certain financial information for Mobility (dollars in millions):


                                         Three months ended
                                            December 31,
                                       -----------------------
                                          2002       2001
                                          ----       ----
           U.S. revenues                 $  668     $1,045
           Non-U.S. revenues                340        415
                                         ------     ------
           Total revenues                $1,008     $1,460
                                         ======     ======
           Operating income (loss)       $   13     $ (152)
                                         ======     ======
           Return on sales                  1.3%     (10.4%)
                                         ======     ======

Mobility revenues decreased by 31% from the comparable prior period. The decrease in U.S. revenues resulted primarily from the significant reductions and delays in capital spending by certain service providers. The decrease in non-U.S. revenues for the first quarter of fiscal 2003 resulted from revenue reductions in all international regions, with the exception of the Asia Pacific region. Revenues from Mobility's five largest customers represented approximately 70% of Mobility revenues in each period. Changes in revenue levels from these customers represented about 60% of the Mobility revenue decline in the first quarter of fiscal 2003. Two of these customers are pursuing alternatives to our Time Division Multiple Access technology that we currently sell to them. We do not have products for all of the alternative technologies. If one or both of the customers select an alternative technology that we do not provide, we could have an additional reduction in business from these customers.

During the first quarter of fiscal 2003, the operating loss improved by $165 million to an operating income of $13 million. Decreases in operating expenses of $164 million drove the improvement. Although the gross margin rate increased considerably in the first quarter of fiscal 2003, the gross margin rate improvement was offset by lower sales volume. The increase in the gross margin rate was primarily due to lower inventory and other charges and adjustments to certain long-term contracts. The operating expense decline primarily resulted from lower provisions for bad debt and customer financing of $132 million, including a $60 million impact from the settlement of certain fully reserved notes as well as $32 million of other operating expense reductions primarily due to our restructuring program and less discretionary spending.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow for the three months ended December 31, 2002.

Operating activities

Net cash used in operating activities was $742 million during the first quarter of fiscal 2003. This primarily resulted from the loss from continuing operations of $337 million (adjusted for non-cash items) and changes in other operating assets and liabilities of $509 million, offset in part by a reduction in working capital requirements (accounts receivable, inventories and contracts in process and accounts payable) of $104 million. The reduction in working capital primarily resulted from the decrease in sales volume during the first quarter in fiscal 2003 as compared with the fourth quarter of fiscal 2002. Generally, working capital requirements will increase or decrease with sequential changes in quarterly revenue levels. We are continuing to focus on reducing our working capital requirements through more favorable billing terms, collection efforts and streamlined supply chain operations. The changes in other operating assets and liabilities include cash outlays under our restructuring program of $212 million and the payment of certain payroll related liabilities including fiscal 2002 bonuses.

Investing activities

The net cash provided by investing activities was $122 million for the first quarter of fiscal 2003. This was primarily due to the maturities of short-term investments of $200 million and the proceeds from the sale of certain other investments of $68 million. Capital expenditures were $155 million, which included $102 million for the repurchase of

23                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


certain real estate under synthetic lease agreements that were previously used to fund certain real estate construction costs. We currently expect about $400 million of capital expenditures during fiscal 2003 and do not expect significant proceeds from business or asset dispositions.

Financing activities

The net cash provided by financing activities was $108 million for the first quarter of fiscal 2003. This was primarily due to proceeds of $94 million from prepaid forward sales agreements for most of the Corning stock we owned. This transaction has been reflected as a secured borrowing. As disclosed in more detail in Note 4 to our unaudited consolidated financial statements, we repurchased $610 million of our convertible preferred securities in exchange for approximately 214 million shares of our common stock. Subsequent to December 31, 2002, we repurchased an additional $729 million of convertible securities and certain other debt obligations for 285 million shares of our common stock. These transactions, including those executed in fiscal 2002, have enabled us to reduce future obligations at a discount, eliminate approximately $120 million of annual interest and dividend requirements and improve our capital structure. We may issue more of our common shares in similar transactions in the future. Subsequent to December 31, 2002, we also issued 28 million shares of our common stock to pay the semi-annual dividend requirement of $53 million on our 8% redeemable convertible preferred stock.

Cash requirements

Our near term cash requirements are primarily to fund operations, including spending on R&D, our restructuring program, capital expenditures and debt service. We expect to use cash to fund our operations in fiscal 2003. Although we believe we will realize additional cash savings upon completion of our restructuring actions, including a full year impact of those actions completed during fiscal 2002, these savings will be offset by less working capital reductions and a reduction in the level of income tax refunds realized in fiscal 2002. We do not expect to have significant cash requirements related to our pension and postretirement benefit plans during fiscal 2003. For more information on these obligations, including their expected longer term effect on liquidity, see the detailed risk factor included in our Form 10-K for the year ended September 30, 2002.

Restructuring

Total cash requirements under the restructuring program since its inception are expected to be approximately $2.6 billion, of which $1.7 billion was paid through December 31, 2002 and $600 million is expected to be paid during the next three quarters of fiscal 2003. Upon completion of the restructuring actions during fiscal 2003, we expect to realize additional annual cash savings of approximately $1.8 billion of which about one half has yet to be realized. However, our restructuring program may not achieve all of the cost and expense reductions and other benefits we anticipate and may not be completed on the timetable contemplated.

If we do not complete our restructuring program and achieve our anticipated expense reductions in the time frame we contemplate, our cash requirements to fund our operations are likely to be higher than we currently anticipate. In addition, because market demand continues to be uncertain and because we are currently completing our restructuring program, it is difficult to estimate our ongoing cash requirements. Our restructuring program may also have other unanticipated adverse effects on our business.

24                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Customer financing commitments

The following table presents our customer financing commitments at December 31, 2002 and September 30, 2002 (dollars in millions):

                                              December 31, 2002                     September 30, 2002
                                     -----------------------------    --------------------------------------
                                       Total                            Total
                                     loans and                        loans and
                                     guarantees  Loans  Guarantees    guarantees  Loans   Guarantees
                                     ----------  -----  ----------    ----------  -----   ----------
    Drawn commitments                   $683     $500      $183         $1,098    $  909     $189
    Available but not drawn               61       18        43             93        51       42
    Not available                         --       --        --            151       151       --
                                        ----     ----      ----         ------    ------     ----
         Total commitments              $744     $518      $226         $1,342    $1,111     $231
                                        ====     ====      ====         ======    ======     ====
    Reserves                            $567                            $  951
                                        ====                            ======


We may provide or commit to additional customer financing on a very limited basis. We are focusing on the largest service providers who typically have less demand for such financing. We currently have only a limited ability to offer customer financing due to our capital structure, credit rating, level of available credit and liquidity. We review requests for customer financing on a case-by-case basis and may offer financing only after a careful review that assesses the credit quality of the individual borrowers, their respective business plans and market conditions. We also consider the likelihood of our ability to sell or transfer the undrawn commitments and drawn borrowings to unrelated third parties. We continue to monitor the drawn borrowings and undrawn commitments by assessing, among other things, the customer's short-term and long-term liquidity position, current operating performance versus plan, execution challenges facing the company, changes in the competitive landscape, and management experience and depth. We undertake certain mitigating actions, including cancellation of commitments if corrective measures are not taken, depending upon the extent of any deterioration of a customer's credit profile or non-compliance with our loan conditions. Although these actions can limit the extent of our losses, substantial exposure remains to the extent of drawn amounts, which may not be recoverable. As a result of the settlement of certain fully reserved notes and the expiration of several commitments, our customer financing commitments were reduced to $744 million at December 31, 2002.

Debt service and preferred dividend requirements

Debt service primarily represents interest payments on our short- and long-term debt and 7.75% trust preferred securities. Preferred dividend requirements represent payments on our 8% redeemable convertible preferred stock. As previously noted, we paid our semi-annual dividend requirement in February 2003 with our common stock. We expect that our interest payments on short- and long-term debt and trust preferred securities will be approximately $300 million throughout the remainder of fiscal 2003.

Future capital requirements

We believe our cash and cash equivalents of $2.4 billion and short-term investments of $1.3 billion as of December 31, 2002 are currently sufficient to fund our cash requirements during the next twelve months. However, we cannot assure that our actual cash requirements will not be greater than we currently expect. If our sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might be required to obtain additional sources of funds through additional operating improvements, asset sales and financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available, or if available, would have reasonable terms.

We are currently in negotiations with our banks concerning a new credit facility. However we cannot provide assurance that one will be obtained. Substantially all of our domestic U.S. assets are pledged as collateral as a result of extending the Guarantee and Collateral Agreement with our banks through March 14, 2003. This agreement provides security for financial institutions in extending, among other things, credit facilities to non-U.S. subsidiaries, letters of credit and foreign exchange hedging. Even if this agreement is renewed or replaced with a similar agreement, we may be required to use our cash to collateralize certain new or existing debt obligations or other

25                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


financial instruments, such as letters of credit. Any cash collateral requirements would be expected to occur over time. There were approximately $680 million of standby letters of credit outstanding at December 31, 2002, of which approximately $625 million was supported by the Guarantee and Collateral Agreement. We have a mortgage for three of our primary facilities which requires that we maintain minimum occupancy rates. We are currently in compliance with, and expect to remain in compliance with this condition. However, if we failed to maintain the minimum occupancy rates, our outstanding debt balance under this mortgage ($295 million at December 31, 2002) could become due and payable.

Credit ratings

Our credit ratings as of February 11, 2003, are as follows:

                                                         Trust
                       Long-term      Convertible       preferred
                         debt       preferred stock     securities     Last update
                       ---------    ---------------    -----------     -----------
Rating Agency
-------------
Standard & Poor's        B- (a)          CCC-             CCC-       October 11, 2002
Moody's                 Caa1 (a)         Ca               Caa3       November 1, 2002

---------

(a) Ratings outlook is negative.

Our credit ratings are below investment grade. In addition, a credit downgrade affects our ability to enter into and maintain certain contracts on favorable terms and increases our cost of borrowing.

Special Purpose Entities

In September 2000, we and a third party created a non-consolidated Special Purpose Trust ("Trust") for the purpose of allowing us to sell customer finance loans and receivables ("Loans") to the Trust on a limited recourse basis. As a result of past downgrades, we are unable to sell additional Loans to the Trust. At December 31, 2002, the Trust held approximately $350 million in Loans relating to five obligors, all of which are in default and in various stages of resolution. Our wholly-owned captive insurance company assumed the credit risk of the Loans that are held in the Trust and reinsured a significant amount of the exposure to an unaffiliated insurer. The self-insured loss reserve related to these Loans (including accrued interest) was $371 million and the corresponding receivable due from the unaffiliated insurer was $298 million at December 31, 2002. We expect that our captive insurance company will fund the $73 million of remaining obligations which were not reinsured by the end of the third quarter of fiscal 2003, at which time the unaffiliated insurer will ultimately be obligated to make all remaining payments. In the event the unaffiliated insurer does not honor these obligations we may be required under certain circumstances to indemnify the Trust for amounts not funded by the unaffiliated insurer. See Note 9 to the unaudited consolidated financial statements.

RISK MANAGEMENT

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices. We manage our exposure to these market risks through the use of derivative financial instruments coupled with other strategies. Our risk management objective is to minimize the effects of volatility on our cash flows by identifying the assets, liabilities or forecasted transactions exposed to these risks and hedging them with either forward or option contracts, swap derivatives or by embedding terms into certain contracts that affect the ultimate amount of cash flows under the contract. Since there is a high correlation between the hedging instruments and the underlying exposures, the gains and losses on these exposures are generally offset by reciprocal changes in the value of the hedging instruments when used. We use derivative financial instruments as risk management tools and not for trading or speculative purposes.

Foreign Currency Risk

As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward and option contracts to minimize exposure to the risk to the eventual net cash inflows and outflows resulting from foreign currency

26                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


denominated transactions with customers, suppliers and non-U.S. subsidiaries. Our objective is to hedge all types of foreign currency risk to preserve our economic cash flows, but we generally do not expect to designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. Cash inflows and outflows denominated in the same foreign currency are netted on a legal entity basis, and the corresponding net cash flow exposure is appropriately hedged. To the extent that the forecasted cash flow exposures are overstated or understated or if there is a shift in the timing of the anticipated cash flows during periods of currency volatility, we may experience unanticipated currency gains or losses. We do not hedge our net investment in non-U.S. entities because we view those investments as long-term in nature. We have not changed our foreign exchange risk management strategy from the prior year.

Interest Rate Risk

The fair values of our fixed-rate long-term debt, interest rate swaps, 7.75% trust preferred securities, and short-term investments are sensitive to changes in interest rates. Our portfolio of customer finance notes receivable is predominantly comprised of variable-rate notes at LIBOR plus a stated percentage which subjects us to variability in cash flows and earnings due to the effect of changes in LIBOR. Prior to May 2002, our debt obligations primarily consisted of fixed-rate debt instruments while our interest rate sensitive assets were primarily variable-rate instruments. In the latter half of fiscal 2002, we began to mitigate this interest rate sensitivity by adding short-term fixed-rate assets to our investment portfolio and simultaneously entering into interest rate swaps on a portion of our debt obligations to make them variable-rate debt instruments. Under these swaps, we receive a fixed interest rate of 7.25% and pay an average floating rate of LIBOR (1.4% at December 31, 2002) plus 2.91% on the $500 million of notional amounts of the swaps. The objective of maintaining the mix of fixed and floating-rate debt and investments is to mitigate the variability of cash inflows and outflows resulting from interest rate fluctuations, as well as reduce the overall cost of borrowing. We do not enter into derivative transactions on our cash equivalents since their relatively short maturities do not create significant risk. We do not foresee any significant changes in our risk management strategy or in our exposure to interest rate fluctuations.

Equity Price Risk

Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the high-technology and telecommunications industries. At December 31, 2002, the carrying value of our available-for-sale securities and privately held securities were $25 million and $108 million, respectively. The process of determining the fair values of our privately held equity investments inherently requires subjective judgments. These valuation assumptions and judgments include consideration of the investee's earnings and cash flow position, cash flow projections and rate of cash consumption, recent rounds of equity infusions by us and other investors, strength of the investee's management and valuation data provided by the investee that may be compared with peers. Due to a sustained weakness in the economic environment in both public and private equity markets, we have and may continue to write down the carrying value of certain equity investments and incur impairment charges when the declines in fair value are other-than-temporary. Impairment charges of $41 million were recognized during the first quarter of fiscal 2003.

We generally do not hedge our equity price risk due to hedging restrictions imposed by the issuers, illiquid capital markets or inability to hedge non-marketable equity securities in privately held companies. An adverse movement in the equity prices of our holdings in privately held companies can not be easily quantified as our ability to realize returns on investments depends on the investees' ability to derive sales from continuing operations or raise additional capital through liquidity events such as initial public offerings, mergers or private sales. During the first quarter of fiscal 2003, we entered into prepaid forward sales agreements for most of the Corning stock we owned, under which we received $94 million and locked in $66 million of unrealized appreciation.

OTHER INFORMATION

On November 21, 2000, we announced that we had identified an issue impacting revenue in the fourth fiscal quarter of 2000. We informed the SEC and initiated a review by our outside counsel and independent accountants. In late December 2000, we announced the results of the review, which resulted in certain adjustments to our fourth fiscal quarter of 2000 results from those previously announced in our October 2000 earnings release. We are cooperating fully with the SEC's investigation of these matters.

27                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


On February 7, 2003 certain contracts with the Communications Workers of America and the International Brotherhood of Electrical Workers were ratified extending their expiration to October 31, 2004.

28                                                            Form 10-Q - Part I



Item 4.  Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We periodically review the design and effectiveness of our internal controls worldwide, including compliance with various laws and regulations that apply to our operations both inside and outside the United States. We make modifications to improve the design and effectiveness of our internal control structure, and may take other corrective action, if our reviews identify deficiencies or weaknesses in our controls. Subsequent to the date of our management's evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

29                                                           Form 10-Q - Part II

                           Part II - Other Information


Item 1.  Legal Proceedings.

Lucent settled several cases since it filed its Annual Report on Form 10-K for the year ended September 30, 2002, including the Obtek, et al. v. Lucent Technologies Inc., et al case, the Aversano v. Lucent Technologies Inc. case and several commercial disputes and other matters. The payments made to settle all of these various matters and related disputes did not have a material effect on the results of operations and financial condition.

In the Sparks consumer class action case, the process for filing claims in this settlement required that the claims be postmarked not later that January 15, 2003. Based upon preliminary information received from the claims administrator, the final claims amount will be significantly less than the amount held in the escrow accounts.

A new case, captioned Larry Dane v. Lucent Technologies, was filed in U.S. District Court for the District of New Jersey against Lucent in January 2003. This is a purported class action case alleging that the Company and various unnamed officers breached their fiduciary duties under ERISA with respect to the represented employees savings plans. The case claims that the defendants were aware that Lucent stock was not an appropriate retirement investment and continued to offer Lucent stock as a plan investment. This case is similar to the Reinhart case which is described in more detail in our Annual Report on Form 10-K for the year ended September 30, 2002.

Additional information about legal proceedings is set forth in Note 8 to the consolidated financial statements included in this report.

Item 2.  Changes in Securities and Use of Proceeds.

(c) Sale of Unregistered Securities.

During the first quarter of fiscal 2003, Lucent issued a total of 214,493,462 shares of its common stock that were not registered under the Securities Act of 1933 in reliance on an exemption pursuant to Section 3(a)(9) of that Act. These shares of common stock were issued in several separately and privately negotiated transactions occurring on various dates throughout the quarter in exchange for 392,274 shares of our 8% redeemable convertible preferred stock with a liquidation value of $392,274,000 and 217,500 of our 7.75% trust preferred securities with a total liquidation value of $217,500,000. No underwriters were used for these transactions.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

    Exhibit number

    (99)1 Certification of Patricia F. Russo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (99)2 Certification of Frank A. D'Amelio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K filed during the current quarter:

    On October 23, 2002 we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to announce that we entered into a letter agreement amending the Guarantee and Collateral Agreement and filed a copy of this letter agreement pursuant to Item 7 (Financial Statements and Exhibits). In addition, we furnished pursuant to Item 9 (Regulation FD) a press release reporting the results of our fourth quarter of fiscal 2002 and slides presented in a webcast of our quarterly earnings conference call.

    On October 18, 2002, we filed a Current Report on Form 8-K pursuant to Item 5 to announce that Lucent's board of directors authorized the company to seek shareowner approval for a reverse stock split and filed a copy of a press release announcing this pursuant to Item 7.

30                                                           Form 10-Q - Part II

                           Part II - Other Information


    On October 11, 2002, we filed a Current Report on Form 8-K pursuant to Item 5 to announce the cancellation of our $1.5 billion credit facility and our $500 million accounts receivable securitization vehicle. In addition, we furnished pursuant to Item 9 a press release with comments on this cancellation and on our fourth quarter of fiscal 2002 results.

31                                                           Form 10-Q - Part II



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Lucent Technologies Inc.
                                           Registrant



Date February 11, 2003
                                           /s/ John A. Kritzmacher
                                           -----------------------
                                           John A. Kritzmacher
                                           Senior Vice President and Controller
                                           (Principal Accounting Officer)

32                                                           Form 10-Q - Part II

                      CHIEF EXECUTIVE OFFICER CERTIFICATION


I, Patricia F. Russo, President and Chief Executive Officer of Lucent Technologies Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lucent Technologies Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Patricia F. Russo
------------------------
President and Chief Executive Officer
(Principal Executive Officer)

33                                                           Form 10-Q - Part II

                      CHIEF FINANCIAL OFFICER CERTIFICATION


I, Frank A. D'Amelio, Executive Vice President and Chief Financial Officer of Lucent Technologies Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lucent Technologies Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 11, 2003

/s/ Frank A. D'Amelio
----------------------------
Executive Vice President and
  Chief Financial Officer
(Principal Financial Officer)

34                                                           Form 10-Q - Part II


                                  Exhibit Index


Exhibit Number


 (99)1 Certification of Patricia F. Russo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


 (99)2 Certification of Frank A. D'Amelio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002