Form 10-Q
period 2003-03-31
LUCENT TECHNOLOGIES INC
filed 2003-05-13
CIK 1006240

                      AS FILED WITH THE SEC ON MAY 13, 2003

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                        Commission file number 001-11639

                            LUCENT TECHNOLOGIES INC.

A Delaware                                                       I.R.S. Employer
Corporation                                                      No. 22-3408857

               600 Mountain Avenue, Murray Hill, New Jersey 07974

                         Telephone Number: 908-582-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At April 30, 2003, 4,137,041,834 common shares were outstanding.

2                                                             Form 10-Q - Part I


                                      INDEX

Part I - Financial Information:

Item 1. Financial Statements

          Consolidated Statements of Operations for the Three and Six Months
             Ended March 31, 2003 and 2002...........................................................3

          Consolidated Balance Sheets at
             March 31, 2003 and September 30, 2002...................................................4

          Consolidated Statement of Changes in Shareowners' Deficit for the Six Months
             Ended March 31, 2003....................................................................5

          Consolidated Statements of Cash Flows for the Six Months
             Ended March 31, 2003 and 2002...........................................................6

          Notes to Consolidated Financial Statements.................................................7

Item 2. Management's Discussion and Analysis of
          Results of Operations and Financial Condition.............................................19

Item 4. Controls and Procedures.....................................................................32

Part II - Other Information:

Item 1. Legal Proceedings...........................................................................33

Item 2. Changes in Securities and Use of Proceeds...................................................33

Item 4. Submission of Matters to a Vote of Security Holders.........................................34

Item 5. Other Information...........................................................................34

Item 6. Exhibits and Reports on Form 8-K............................................................34

3                                                             Form 10-Q - Part I


                         PART 1 - Financial Information

Item 1. Financial Statements

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                                           Three months ended    Six months ended
                                                                                March 31,             March 31,
                                                                           -------------------   -------------------
                                                                             2003       2002       2003       2002
                                                                           --------   --------   --------   --------
Revenues:
   Products                                                                $  1,988   $  2,789   $  3,595   $  5,600
   Services                                                                     415        727        883      1,495
                                                                           --------   --------   --------   --------
      Total revenues                                                          2,403      3,516      4,478      7,095
                                                                           --------   --------   --------   --------
Costs:
   Products                                                                   1,274      2,146      2,492      4,656
   Services                                                                     367        568        770      1,202
                                                                           --------   --------   --------   --------
      Total costs                                                             1,641      2,714      3,262      5,858
                                                                           --------   --------   --------   --------
Gross margin                                                                    762        802      1,216      1,237
Operating expenses:
   Selling, general and administrative                                          491        876        887      2,121
   Research and development                                                     382        524        771      1,145
   Business restructuring charges (reversals) and asset impairments, net       (131)       (59)      (150)      (138)
                                                                           --------   --------   --------   --------
      Total operating expenses                                                  742      1,341      1,508      3,128
                                                                           --------   --------   --------   --------
Operating income (loss)                                                          20       (539)      (292)    (1,891)
Other income (expense), net                                                    (489)       (37)      (467)       503
Interest expense                                                                 79         80        173        177
                                                                           --------   --------   --------   --------
Loss from continuing operations before income taxes                            (548)      (656)      (932)    (1,565)
Benefit from income taxes                                                      (197)       (61)      (317)      (547)
                                                                           --------   --------   --------   --------
Loss from continuing operations                                                (351)      (595)      (615)    (1,018)
Income from discontinued operations, net                                         --        100         --        100
                                                                           --------   --------   --------   --------
Net loss                                                                       (351)      (495)      (615)      (918)
Conversion cost - 8.00% redeemable convertible preferred stock                 (166)        --       (266)        --
Preferred stock dividends and accretion                                         (36)       (40)       (61)       (82)
                                                                           --------   --------   --------   --------
Net loss applicable to common shareowners                                  $   (553)  $   (535)  $   (942)  $ (1,000)
                                                                           ========   ========   ========   ========

Loss per common share - basic and diluted
   Loss from continuing operations                                         $  (0.14)  $  (0.19)  $  (0.25)  $  (0.32)
   Income from discontinued operations                                           --   $   0.03         --   $   0.03
   Net loss applicable to common shareowners                               $  (0.14)  $  (0.16)  $  (0.25)  $  (0.29)

Weighted average number of common shares outstanding - basic and diluted    3,945.2    3,422.6    3,763.2    3,419.4

                 See Notes to Consolidated Financial Statements.

4                                                             Form 10-Q - Part I


                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                        March 31,   September 30,
                                                          2003          2002
                                                        ---------   -------------
                        ASSETS
Cash and cash equivalents                               $  2,205      $  2,894
Short-term investments                                     1,234         1,526
Receivables, less allowance of $313 and $325,
   respectively                                            1,542         1,647
Inventories                                                  965         1,363
Contracts in process, net of progress billings of
   $10,265 and $10,314, respectively                         221            10
Other current assets                                       1,574         1,715
                                                        --------      --------
         Total current assets                              7,741         9,155

Property, plant and equipment, net                         1,800         1,977
Prepaid pension costs                                      4,328         4,355
Goodwill and other acquired intangibles, net                 221           224
Other assets                                               1,633         2,080
                                                        --------      --------
         Total assets                                   $ 15,723      $ 17,791
                                                        ========      ========

                     LIABILITIES
Accounts payable                                        $  1,179      $  1,298
Payroll and benefit-related liabilities                      731         1,094
Debt maturing within one year                                271           120
Other current liabilities                                  3,341         3,814
                                                        --------      --------
         Total current liabilities                         5,522         6,326

Postretirement and postemployment benefit liabilities      4,976         5,230
Pension liabilities                                        2,483         2,752
Long-term debt                                             3,170         3,236
Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust                          1,152         1,750
Other liabilities                                          1,330         1,551
                                                        --------      --------
         Total liabilities                                18,633        20,845

Commitments and contingencies

8.00% redeemable convertible preferred stock                 960         1,680

                 SHAREOWNERS' DEFICIT
Preferred stock - par value $1.00 per share;
   Authorized shares: 250,000,000; issued and
      outstanding shares: none                                --            --
Common stock - par value $.01 per share;
   Authorized shares: 10,000,000,000; 4,053,789,823
      issued and 4,052,501,697 outstanding shares at
      March 31, 2003 and 3,491,585,126 issued and
      3,490,310,034 outstanding shares at
      September 30, 2002                                      41            35
Additional paid-in capital                                21,978        20,606
Accumulated deficit                                      (22,640)      (22,025)
Accumulated other comprehensive loss                      (3,249)       (3,350)
                                                        --------      --------
         Total shareowners' deficit                       (3,870)       (4,734)
                                                        --------      --------
         Total liabilities, redeemable convertible
            preferred stock and shareowners' deficit    $ 15,723      $ 17,791
                                                        ========      ========

                 See Notes to Consolidated Financial Statements.

5                                                             Form 10-Q - Part I


                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' DEFICIT
                              (Dollars in Millions)
                                   (Unaudited)

                                                                                                Accumulated
                                                                     Additional                    other           Total
                                                            Common    paid-in     Accumulated   comprehensive   shareowners'
                                                             stock    capital       deficit         loss          deficit
                                                            ------   ----------   -----------   -------------   ------------
Balance at September 30, 2002                                 $35     $20,606      $(22,025)       $(3,350)       $(4,734)
                                                              ---     -------      --------        -------        -------
Net loss                                                                               (615)
Foreign currency translation adjustment                                                                 58
Unrealized holding gains on certain investments                                                         43
Issuance of common stock in connection with the
   exchange for convertible securities and certain other
   debt obligations (see Note 5)                                6       1,371
Conversion costs in connection with the exchange of 7.75%
   trust preferred securities                                             129
Tax benefit in connection with the exchange of 7.75%
   trust preferred securities                                            (133)
Issuance of common stock in connection with payment of
   preferred stock dividend                                                53
Other issuance of common stock                                             24
Preferred stock dividends and accretion                                   (61)
Other                                                                     (11)
                                                              ---     -------      --------        -------        -------
Balance at March 31, 2003                                     $41     $21,978      $(22,640)       $(3,249)       $(3,870)
                                                              ===     =======      ========        =======        =======

                 See Notes to Consolidated Financial Statements.

6                                                             Form 10-Q - Part I


                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)

                                                                                              Six months ended
                                                                                                  March 31,
                                                                                              -----------------
                                                                                                2003      2002
                                                                                              -------   -------
Operating Activities
Net loss                                                                                      $  (615)  $  (918)
      Less: income from discontinued operations                                                    --       100
                                                                                              -------   -------
Loss from continuing operations                                                                  (615)   (1,018)

Adjustments to reconcile loss from continuing operations to net cash used in operating activities, net of effects of dispositions of businesses:
      Non-cash portion of business restructuring reversals and asset impairments, net            (173)      (39)
      Depreciation and amortization                                                               552       807
      (Recovery of) provision for bad debt and customer financings                                (67)      643
      Deferred income taxes                                                                        --       (44)
      Net pension and postretirement benefit credit                                              (307)     (476)
      Gain on sales of businesses                                                                 (29)     (583)
      Other adjustments for non-cash items                                                        129       153
Changes in operating assets and liabilities:
      Decrease in receivables                                                                      71     1,398
      Decrease in inventories and contracts in process                                            205     1,289
      Decrease in accounts payable                                                               (135)     (332)
      Changes in other operating assets and liabilities                                          (666)   (2,270)
                                                                                              -------   -------
Net cash used in operating activities from continuing operations                               (1,035)     (472)
                                                                                              -------   -------

Investing Activities
      Capital expenditures                                                                       (188)     (199)
      Dispositions of businesses, net of cash                                                      --     2,445
      Maturities of short-term investments                                                        297        --
      Other investing activities                                                                   97        80
                                                                                              -------   -------
Net cash provided by investing activities from continuing operations                              206     2,326
                                                                                              -------   -------
Financing Activities
      Issuance of company-obligated mandatorily redeemable preferred securities of
         subsidiary  trust                                                                         --     1,750
      Repayments of credit facilities                                                              --    (1,000)
      Net proceeds from (repayments of) other short-term borrowings                               113       (69)
      Payment of preferred dividends                                                               --       (73)
      Other financing activities                                                                   (1)      (19)
                                                                                              -------   -------
Net cash provided by financing activities from continuing operations                              112       589
Effect of exchange rate changes on cash and cash equivalents                                       28         5
                                                                                              -------   -------
Net cash (used in) provided by continuing operations                                             (689)    2,448
Net cash used in discontinued operations                                                           --       (14)
                                                                                              -------   -------
Net (decrease) increase in cash and cash equivalents                                             (689)    2,434
Cash and cash equivalents at beginning of year                                                  2,894     2,390
                                                                                              -------   -------
Cash and cash equivalents at end of period                                                    $ 2,205   $ 4,824
                                                                                              =======   =======

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

The unaudited consolidated financial statements are prepared in conformity with generally accepted accounting principles. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other things, estimates and assumptions are used in accounting for long-term contracts, allowances for bad debts and customer financings, inventory obsolescence, restructuring reserves, product warranty, amortization and impairment of intangibles, goodwill and capitalized software, depreciation and impairment of property, plant and equipment, employee benefits, income taxes, and contingencies. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2002 included in Form 8-K, filed on February 21, 2003.

Certain reclassifications were made to conform to the current period presentation.

2. STOCK-BASED COMPENSATION

Lucent has stock-based compensation plans under which outside directors and certain employees receive stock options and other equity-based awards. The plans provide for the grant of stock options, stock appreciation rights, performance awards, restricted stock awards and other stock unit awards.

Lucent follows the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted under SFAS 123, Lucent follows Accounting Principles Board Opinion No. 25 for its stock-based compensation plans and generally does not recognize expense for stock option grants if the exercise price is at least equal to the market value of the common stock at the date of grant. Stock-based compensation expense reflected in the as reported net loss includes expense for restricted stock unit awards and the amortization of certain acquisition-related deferred compensation expense.

In order to provide more prominent and frequent disclosures about the effects of stock-based compensation as required under SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", the following table summarizes the pro forma effect of stock-based compensation on net loss and earnings (loss) per share if the optional expense recognition provisions of SFAS 123 had been adopted. No tax benefits were attributed to the stock-based employee compensation expense during the three and six months ended March 31, 2003 due to providing a full valuation allowance on net deferred tax assets.

The fair value of stock options used to compute pro forma net loss and pro forma loss per share disclosures is estimated using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data for expected volatility and expected life of stock options is based upon historical and other data. Changes in these subjective assumptions can materially affect the fair value estimate, and therefore the existing valuation models may not provide a reliable single measure of the fair value of the Company's employee stock options.

8                                                             Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                                      Three months ended   Six months ended
                                                                           March 31,          March 31,
                                                                      ------------------   ----------------
                                                                         2003     2002      2003      2002
                                                                        ------   ------    ------   -------
Net loss, as reported                                                   $ (351)  $ (495)   $ (615)  $  (918)
Add: Stock-based employee compensation expense included in
   as reported net loss, net of tax of $5 and $10 during the three
   and six months ended March 31, 2002, respectively                         3        8        11        16
Deduct: Total stock-based employee compensation expense
   determined under the fair value based method, net of tax of
   $99 and $269, during the three and six months ended
   March 31, 2002, respectively                                            (72)    (187)     (185)     (479)
                                                                        ------   ------    ------   -------
Pro forma net loss                                                      $ (420)  $ (674)   $ (789)  $(1,381)
                                                                        ======   ======    ======   =======
Earnings (Loss) per share:
   Basic and diluted - as reported                                      $(0.14)  $(0.16)   $(0.25)  $ (0.29)
   Basic and diluted - pro forma                                        $(0.16)  $(0.21)   $(0.30)  $ (0.43)

3. BUSINESS RESTRUCTURING CHARGES, REVERSALS AND ASSET IMPAIRMENTS

                                                               Revisions to
                              Sept. 30,   Six months ended   prior year plans                               March 31,
                                2002       March 31, 2003    ----------------   Net charge/                  2003
                               reserve        charge         charge  reversal   (reversal)    Deductions    reserve
                              ---------   ----------------   ------  --------   -----------   ----------   ----------
Employee separations           $  367           $18           $ 17     $(144)      $(109)        $(139)         $119
Contract settlements              150            17             17       (39)         (5)          (70)           75
Facility closings                 483            --             49       (37)         12           (68)          427
Other                              69             1              5        (5)          1            (8)           62
                               ------           ---           ----     -----       -----         -----          ----
Total restructuring costs      $1,069           $36           $ 88     $(225)      $(101)        $(285)(a)      $683
                               ======           ---           ----     -----       -----         -----          ====

Total asset write-downs                         $ 5           $ 38     $ (98)      $ (55)(b)
                                                ---           ----     -----       -----
Total net charge (reversal)
of business restructuring                       $41           $126     $(323)      $(156)(c)
                                                ===           ====     =====       =====

----------
     (a) Includes cash payments of $404, offset by net non-cash reversals of $38 for pension termination benefits to certain U.S. employees expected to be funded through Lucent's pension assets, $6 for postretirement termination charges, net pension, postemployment and postretirement benefit curtailment reversals of $81 and a reclassification of reserves of $6 from cash to non-cash reserves.

     (b) As of March 31, 2003, the remaining restructuring reserve for inventory was $47.

     (c)  Net inventory reversals of $6 were included in costs.

For the six months ended March 31, 2003, Lucent recorded a net reversal of business restructuring charges and asset impairments of $156. The net reversal included a charge for new plans of $41 and net revisions to prior year plans of $197, consisting of reversals of $323 and charges of $126. These amounts are not included in the operating income (loss) for reportable segments.

The new plans (initiated during the first fiscal quarter of 2003) primarily related to employee separation charges and contract settlements associated with the discontinuance of the TMX MultiService Switching and Spring Tide product lines in the Integrated Network Solutions ("INS") segment.

The revisions to prior year plans included:

o net employee separations reversals of $127 primarily related to the true-up of termination benefits and curtailments as the actual costs were lower than the estimated amounts. These variances were due to certain differences in assumed demographic experience including the age, service lives and salaries of the employees separated, partially offset by charges related to approximately 300 additional employee separations;

o net contract settlement reversals of $22 related to the settlement of certain contractual obligations and purchase commitments for amounts lower than originally estimated;

o net facility closing charges of $12 primarily due to lower revised estimates for expected sublease rental income on certain properties, offset by reversals resulting from negotiated settlements for lower amounts than originally planned on certain properties; and

o revisions to prior asset write-downs of $60 including a $49 reversal of property, plant and equipment primarily resulting from adjustments to original plans for certain facility closings, excess inventory reserves due to higher than

9                                                             Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

     expected usage of inventories related to discontinued product lines of $9 and other reversals of $2.

There were 53,700 voluntary and involuntary employee separations associated with employee separation charges recorded in fiscal 2001, fiscal 2002 and the first half of fiscal 2003. As of March 31, 2003, approximately 50,400 separations were completed. The remaining employee separations are expected to be completed by the end of fiscal 2003. The completed and future employee separations affect all business groups and geographic regions. Management employee separations represented approximately 70% of the total employee separations. In addition, involuntary employee separations represented approximately 70% of the total employee separations.

Facility closings charges were recognized under the restructuring program for the expected remaining future cash outlays associated with trailing lease liabilities, lease termination payments and expected restoration costs in connection with plans to reduce a significant number of owned and leased facilities, totaling approximately 16.5 million square feet. As of March 31, 2003, owned and leased sites aggregating 14.4 million square feet have been exited and the majority of the remaining sites are expected to be exited during the second half of fiscal 2003. The remaining liabilities of $427 are expected to be paid over the remaining lease terms ranging from several months to 13 years and are reflected net of expected sublease income of $269.

Restructuring reserves continue to be evaluated as plans are being executed. As a result, there may be additional changes in estimates. In addition, since the restructuring program is an aggregation of many individual plans currently being executed, actual costs have differed from estimated amounts.

4. INVENTORIES

                   March 31,   September 30,
                     2003          2002
                  ----------   -------------
Raw materials        $395         $  617
Work in process        41             35
Completed goods       529            711
                     ----         ------
   Inventories       $965         $1,363
                     ====         ======

5. RETIREMENTS OF CONVERTIBLE PREFERRED SECURITIES AND DEBT OBLIGATIONS

The following table summarizes the convertible preferred securities and certain debt obligations which have been retired through exchanges with Lucent common stock during fiscal 2002 and the six months ended March 31, 2003.

                                                  Year ended    Six months ended
                                                September 30,      March 31,
                                                    2002             2003           Total
                                                -------------   ----------------   ------
(shares in millions)
8% redeemable convertible preferred stock            $175            $  737        $  912

7.75% trust preferred securities                       --               598           598
                                                     ----            ------        ------
Total convertible securities retired                 $175            $1,335        $1,510
                                                     ====            ======        ======

Debt obligations                                     $ --            $   52        $   52
                                                     ====            ======        ======

Total shares of Lucent common stock exchanged          58               525           583
                                                     ====            ======        ======

Conversion costs have been recognized in amounts equal to the fair value of the additional common shares issued to the holders of each respective preferred security to prompt the exchange over the number of shares of common stock obligated to be issued pursuant to the original conversion terms of the respective security.

     o The charges for the 8% redeemable convertible preferred stock amounted to $166 and $266, during the three and six months ended March 31, 2003, respectively, and were reflected in the net loss applicable to common shareowners.

     o The charges for the 7.75% trust preferred securities amounted to $98 and $129 during the three and six months ended

10                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

          March 31, 2003, respectively, and were included in other income (expense), net.

     o Additionally, the gains associated with the exchange of the debt obligations for Lucent common stock amounted to $11 during the three and six months ended March 31, 2003, and were included in other income (expense), net.

Since March 31, 2003 and through May 13, 2003, an additional $30 of 8% redeemable convertible preferred stock and certain debt obligations with a carrying value of $35 were retired through exchanges with 38.2 million shares of Lucent common stock. These transactions resulted in additional other income (expense), net of $6 and conversion cost of $19 and will be reflected in the results of the third quarter of fiscal 2003.

6. COMPREHENSIVE LOSS

The components of comprehensive loss are reflected net of tax, except for foreign currency translation adjustments, which are generally not adjusted for income taxes as they relate to indefinite investments in certain non-U.S. subsidiaries, are as follows:

                                                        Three months ended   Six months ended
                                                             March 31,           March 31,
                                                        ------------------   ----------------
                                                          2003    2002        2003    2002
                                                          -----   -----       -----   -----
Net loss                                                  $(351)  $(495)      $(615)  $(918)
Other comprehensive loss:
Foreign currency translation adjustments                      8     (34)         58      20
Reclassification adjustments to foreign currency
   translation for sale of foreign entities                  --      --          --      20
Unrealized holding gains (losses) on investments             (3)    (26)         43     (19)
Reclassification adjustments for realized gains and
   impairment losses on investments                          --       7          --     (19)
Unrealized losses and reclassification adjustments on
   derivative instruments                                    --      (1)         --     (10)
                                                          -----   -----       -----   -----
Comprehensive loss                                        $(346)  $(549)      $(514)  $(926)
                                                          =====   =====       =====   =====

7. LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing the net loss applicable to common shareowners by the weighted average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss applicable to common shareowners, adjusted to add back preferred dividends and accretion, conversion costs related to the exchanges of the 8% redeemable convertible preferred stock and the 7.75% trust preferred securities, and interest expense on the 7.75% trust preferred securities, by the weighted average number of common shares outstanding during the period, including any additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. Due to the net loss incurred in each of the periods presented, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following table summarizes the potentially dilutive securities:

                                                          Three months ended   Six months ended
                                                               March 31,          March 31,
                                                          ------------------   ----------------
                                                             2003   2002          2003   2002
(in millions)                                                ----   ----         -----   ----
8% redeemable convertible preferred stock                     689    335           956    335
7.75% trust preferred securities                              261     38           309     19
Stock options                                                   7      8             4     10
                                                              ---    ---         -----    ---
   Total                                                      957    381         1,269    364
                                                              ===    ===         =====    ===
Stock options excluded from the calculation of
   diluted loss per share because the exercise price
   was greater than the average market price of the
   common shares                                              363    601           345    613
                                                              ===    ===         =====    ===

The calculation of potential common shares related to the 8% redeemable convertible preferred stock is based upon the

11                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

three and six month average price of Lucent's common stock and the weighted average number of preferred shares outstanding during the periods presented due to its August 2004 redemption feature.

8. OPERATING SEGMENTS

Lucent designs and delivers networks for the world's largest communications service providers. The INS segment sells to global wireline service providers, including long distance carriers, traditional local telephone companies and Internet service providers, and provides offerings comprised of a broad range of software, equipment and services related to voice networking (which primarily consists of switching products or to which we sometimes refer to as convergence solutions), data and network management (which primarily consists of access and related data networking equipment and operating support software) and optical networking. The Mobility segment sells to global wireless service providers and offers products to support the needs of its customers for radio access and core networks. Lucent supports its segments through its worldwide services organization. Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measure is operating income (loss), which includes the revenues, costs and expenses directly controlled by each reportable segment. Operating income (loss) for reportable segments excludes the following:

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

Indirect intersegment costs and expenses and the revenues and expenses from licensing fees and royalties associated with intellectual property are no longer included in the reportable segments. The segment results for the prior period have been revised to conform to the current year's performance measure. The accounting policies of the reportable segments are the same as those applied in the unaudited consolidated financial statements.

12                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

                                                         Three months       Six months
                                                       ended March 31,    ended March 31,
                                                       ---------------   ----------------
                                                        2003     2002     2003      2002
                                                       ------   ------   ------   -------
                    Revenues
INS                                                    $1,024   $1,763   $2,039   $ 3,617
Mobility                                                1,260    1,579    2,268     3,039
                                                       ------   ------   ------   -------
   Total reportable segments                            2,284    3,342    4,307     6,656
Optical fiber business                                     --       --       --       114
Other                                                     119      174      171       325
                                                       ------   ------   ------   -------
   Total revenues                                      $2,403   $3,516   $4,478   $ 7,095
                                                       ======   ======   ======   =======

            Operating income (loss)
INS                                                    $  (90)  $ (479)  $ (223)  $(1,413)
Mobility                                                  212      208      225        56
                                                       ------   ------   ------   -------
   Total reportable segments                              122     (271)       2    (1,357)
Goodwill and other acquired intangibles amortization       (5)     (69)     (10)     (143)
Business restructuring (charges) reversals and
   asset impairments, net                                 142       60      156       128
Optical fiber business                                     --       --       --       (68)
Unallocated personnel costs and benefits                  299      439      585       823
Shared services such as general corporate functions      (385)    (406)    (732)     (845)
Other                                                    (153)    (292)    (293)     (429)
                                                       ------   ------   ------   -------
   Total operating income (loss)                       $   20   $ (539)  $ (292)  $(1,891)
                                                       ======   ======   ======   =======

Products and Services Revenues

     The table below presents revenues for groups of similar products and services:

                                                Three months      Six months
                                              ended March 31,   Ended March 31,
                                              ---------------   ---------------
                                               2003     2002     2003    2002
                                              ------   ------   ------   ------
Wireless                                      $1,095   $1,350   $1,818   $2,564
Voice networking                                 377      573      747    1,123
Data and network management                      223      328      507      643
Optical networking                               174      366      348      843
Services                                         415      727      883    1,495
Optical fiber                                     --       --       --      114
Other                                            119      172      175      313
                                              ------   ------   ------   ------
   Total revenues                             $2,403   $3,516   $4,478   $7,095
                                              ======   ======   ======   ======

9. COMMITMENTS AND CONTINGENCIES

Lucent is subject to legal proceedings, lawsuits, and other claims, including proceedings by government authorities. In addition, Lucent may be subject to liabilities to some of its former affiliates under separation agreements with them. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, Lucent is unable to ascertain the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of March 31, 2003. As described below, a reserve has been established for the settlement of the "Securities and Related Cases."

13                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

Securities and Related Cases:

On March 27, 2003, Lucent announced that it had reached an agreement to settle the purported securities, ERISA and derivative class action lawsuits and other lawsuits against Lucent and certain of its current and former directors, officers and employees. The settlement requires court approval from various courts before it becomes final. Lucent did not admit any wrongdoing as part of the settlement.

The agreement is a global settlement of what were 54 separate lawsuits, including the consolidated shareowner class action lawsuit in the U.S. District Court in Newark, N.J., and related ERISA, bondholder, derivative, and other state securities cases. These cases include all the cases described under the caption "Securities and Related Cases" in Item 3, Part 1 of Lucent's annual report on Form 10-K for the year ended September 30, 2002, as updated by Lucent's quarterly report on Form 10-Q for the period ended December 31, 2002. These cases include: In re Lucent Technologies Inc. Securities Litigation; In re Winstar Communications Securities Litigation; Preferred Life Insurance Co. of New York et al. v. Lucent Technologies Inc.; Laufer v. Lucent Technologies Inc., et al; and Balaban v. Schacht, et al., as well as two new cases filed during the second quarter of fiscal 2003, Staro Asset Management LLC v Lucent Technologies, et al. and Freund v. Schacht, et al.

Under the settlement agreement, Lucent will pay $315 in common stock, cash or a combination of both, at Lucent's option. Lucent will also issue warrants to purchase 200 million shares of Lucent common stock, at an exercise price of $2.75 with an expiration date three years from the date of issuance. As of March 31, 2003, the value of these warrants was approximately $95, using the Black-Scholes option-pricing model.

Lucent expects the settlement approval and claims administration process to last up to 18 months and does not expect to distribute any proceeds until sometime in fiscal 2004. Lucent has agreed to deposit into escrow $100 in cash or securities of the settlement amount upon the approval of the settlement by the U.S District Court for the District of New Jersey in the consolidated case In re Lucent Technologies Inc. Securities Litigation. Lucent will pay up to $5 in cash for the cost of settlement administration. In addition to the cash, stock and warrants that Lucent will contribute, certain of Lucent's insurance carriers have agreed to pay $148 in cash into the total settlement fund. Lucent's former affiliate, Avaya Inc., is contractually responsible for a portion of the settlement under its agreements with Lucent. Avaya's contribution to the settlement is still being determined and, when received by Lucent, will be added to the total settlement fund described above.

A $415 charge related to the settlement was recognized during the second quarter of fiscal 2003. Lucent will seek partial recovery of the settlement amount from its fiduciary insurance carriers under certain insurance policies that provide coverage up to $70. The $415 charge may be adjusted in future quarters if Lucent is able to recover a portion of the settlement from its fiduciary insurance carriers, as well as to reflect changes in the fair value of the warrants before they are issued.

The definitive documents for settlement are in the process of being prepared and approved by the parties, and are expected to contain a provision giving Lucent the right to terminate the settlement if more than a specified percentage of the alleged plaintiff class members elect to opt out of the settlement and pursue their claims directly against Lucent. This percentage and the manner in which it is calculated have not been finalized. Any lawsuits that may be brought by parties opting out of the settlement will need to be defended regardless of whether Lucent elects to consummate the settlement.

SEC Investigation:

In November and December 2000, Lucent identified certain revenue recognition issues that it publicly disclosed and brought to the SEC's attention. On February 27, 2003, Lucent announced that it had reached an agreement in principle with the staff of the SEC, which would resolve their investigation of Lucent. The agreement is subject to final approval by the SEC. Under this agreement, without admitting or denying any wrongdoing, Lucent would consent to a settlement enjoining Lucent from future violations of the anti-fraud, reporting, books and records and internal control provisions of the federal securities laws. Under the agreement in principle, Lucent would pay no fines or penalties and would not be required to make any financial restatements.

14                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

Other Matters:

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

The parties agreed in August 2002 to settle the litigation for up to $300 in cash plus prepaid calling cards redeemable for minutes of long distance service. The court approved the settlement in November 2002. Lucent is a party to various separation and distribution agreements, which provide for contribution from third parties formerly affiliated with Lucent for a portion of any liability (including any settlement) in this case. However, Lucent was responsible for a majority of the liability for settlement and recognized a $162 charge during the third quarter of fiscal 2002 (net of expected third party contributions).

The final settlement amount was significantly less due to the number of claimants that applied for reimbursement. As a result, the related reserves and expected third party contributions for this matter were reduced, resulting in an $80 credit in other income (expense), net in the first quarter of fiscal 2003.

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

A description of a special purpose trust previously used to sell customer finance loans on a limited recourse basis is included in Note 10 under "Guarantees and Indemnification Agreements". As more fully described therein, Lucent may be required to make certain indemnification payments.

Separation Agreements

Lucent is party to various agreements that were entered into in connection with the separation of Lucent with former affiliates, including AT&T, Avaya, Agere Systems and NCR Corporation. Pursuant to these agreements, Lucent and the former affiliates have agreed to allocate certain liabilities related to each other's business, and have agreed to share liabilities based upon certain allocations and thresholds. For example, in the Sparks case discussed above, AT&T, Avaya and NCR each assumed a portion of the liability for the settlement. Lucent is not aware of any material liabilities to its former affiliates as a result of these agreements that are not otherwise reflected in the consolidated financial statements. Although, it is possible that potential liabilities for which Lucent's former affiliates bear primary responsibility may lead to contributions by Lucent. See Part II, Item 1 for additional information regarding certain litigation involving Avaya.

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

Lucent is generally not committed to unconditional purchase obligations, except for a commitment that requires annual purchases of certain wireless components ranging from approximately $225 to $350 over the next three years. Generally, differences between the actual annual purchases and the committed levels can be applied to future years through fiscal 2006 at which time Lucent would be required to pay 25% of the unfulfilled aggregate commitment.

Lucent has exited most of its manufacturing operations and has increased its use of contract manufacturers. Lucent is currently using a sole-source supplier for a majority of its switching and wireless product lines and a combination of multiple contract manufacturers for the majority of its other product lines. Lucent is generally not committed to unconditional purchase obligations in these contract manufacturing relationships. However, Lucent is exposed to short-term

15                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

purchase commitments as they fall within the contract manufacturers' lead-time of specific products or raw material components. As a result, any sudden and significant changes in forecasted demand requirements within the lead-time of those products or raw materials could adversely affect Lucent's results of operations and cash flows.

Lucent currently outsources certain information technology services from a supplier under a multi-year agreement which provides for minimum spending levels of approximately $185 during fiscal 2003 and declines at various amounts to approximately $40 during fiscal 2006. The agreement also provides for termination charges of approximately $125 if the agreement is cancelled during fiscal 2003 and lower termination charges if cancelled thereafter.

Environmental Matters

Lucent's current and historical operations are subject to a wide range of environmental laws. In the United States, these laws often require parties to fund remedial action regardless of fault. Lucent has remedial and investigatory activities under way at numerous current and former facilities. Additional information and background on environmental liabilities and obligations are set forth in the footnotes to Lucent's consolidated financial statements for the year ended September 30, 2002.

Environmental reserves of $120 have been provided for remedial and related costs for which Lucent is or is probably liable and that can be reasonably estimated as of March 31, 2003. These reserves are not discounted to present value. In addition, receivables of $45 due from insurance carriers and other third-party indemnitors that have agreed to pay for these claims and where management believes that collectibility is probable have been recognized as of March 31, 2003. These environmental matters have not had a significant impact on the results of operations or changes in financial condition during the six months ended March 31, 2003 and 2002.

Reserves for estimated losses from environmental remediation are, depending on the site, based upon analyses of many interrelated factors, including:

     o the extent and degree of contamination and the nature of existing required remedial actions;

     o the timing and various types of environmental expenditures such as investigatory, remedial, capital and operations and maintenance costs;

     o    applicable legal requirements defining remedial goals and methods;

     o progress and stage of existing remedial programs in achieving remedial goals;

     o innovations in remedial technology and expected trends in environmental costs and legal requirements;

     o the number, participation level and financial viability of other potentially responsible parties;

     o the timing and likelihood of potential recoveries or contributions from other third parties;

     o    historical experience; and

     o the degree of certainty and reliability with respect to all the factors considered.

It is often difficult to estimate the future impact of environmental matters, including potential liabilities, due to the above factors and the lengthy time periods to resolve these environmental matters (which may take up to thirty years or longer). Although Lucent believes that its reserves are currently adequate, there can be no assurance that the amount of capital expenditures and other expenses that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of amounts provided for as of March 31, 2003, cannot be reasonably estimated.

10. RECENT PRONOUNCEMENTS

Goodwill and Other Intangible Assets

Effective October 1, 2002, Lucent adopted Statement of Financial Accounting Standards ("SFAS") 142. Prior to adoption, goodwill and identifiable intangible assets were amortized on a straight-line basis over their estimated useful lives. In connection with the adoption of SFAS 142, goodwill is no longer amortized but tested for impairment upon adoption of SFAS 142 and annually thereafter or more often if an event or circumstance indicates that an impairment loss has been incurred, by comparing each reporting unit's fair value to its carrying value. During the first quarter of fiscal 2003, the initial

16                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

goodwill impairment test was completed, which resulted in no transitional impairment loss. Certain goodwill with an aggregate carrying value of $114 will be tested for impairment during the third quarter of fiscal 2003 as a result of recent product portfolio decisions. The next impairment test for all other goodwill is expected to be completed during the fourth quarter of fiscal 2003.

On February 3, 2003, Lucent purchased its remaining 10% minority interest in AG Communications Systems Corporation ("AGCS") for $23. Approximately $3 and $3 of the purchase price was allocated to goodwill and intangible assets, respectively. The intangible assets relate to existing technology that will be amortized over its useful life of 3 years.

As of March 31, 2003, goodwill increased $4 from September 30, 2002, primarily due to the AGCS transaction recorded within INS. The carrying amount of goodwill for INS, Mobility and Other (primarily associated with the messaging products business) was $193, $11 and $9, respectively, as of March 31, 2003.

The following table presents the net loss and the net loss per basic and diluted share applicable to common shareowners for the three and six months ended March 31, 2002, adjusted to exclude goodwill amortization of $46, net of tax, or $0.02 per share, and $101, net of tax, or $0.03 per share, respectively.

                                    Three months ended   Six months ended
                                     March 31, 2002       March 31, 2002
                                    ------------------   ----------------
Net loss:
   As reported                            $ (495)             $ (918)
   Adjusted                               $ (449)             $ (817)

Basic and diluted loss per share:
   As reported                            $(0.16)             $(0.29)
   Adjusted                               $(0.14)             $(0.26)

As of March 31, 2003, Lucent's identifiable intangible assets consisted of existing technologies resulting from prior acquisitions. The gross carrying amount and accumulated amortization of the acquired intangible assets as of March 31, 2003 was $147 and $139, respectively, and as of September 30, 2002 was $144 and $129, respectively. Lucent recorded $10 of amortization during the six months ended March 31, 2003 and amortization is estimated to be $15, $1, $1, and $1 for fiscal 2003, 2004, 2005, and 2006, respectively.

Costs Associated with Exit or Disposal Activities

Effective January 1, 2003, Lucent adopted SFAS 146, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity at fair value when the liability is incurred, or for certain one-time employee termination costs over a future service period. Previously, a liability for an exit cost was recognized when a company committed to an exit plan. As a result, SFAS 146 may affect both the timing and amounts of the recognition of future restructuring costs.

Guarantees and Indemnification Agreements

Effective January 1, 2003, Lucent adopted the recognition provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 45 ("FIN 45"), which expands previously issued accounting guidance for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee and will be applied on a prospective basis to all guarantees issued or modified after December 31, 2002. Guarantees issued or modified during the three months ended March 31, 2003 did not have a material effect on the consolidated financial statements. A description of the Company's guarantees as of March 31, 2003 is provided below. The Company is unable to reasonably estimate the maximum amount that could be payable under certain of these arrangements because the exposures are not capped.

Lucent guarantees the financing of certain product purchases by certain customers. Requests for providing such guarantees

17                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

are reviewed and approved by senior management and regularly reviewed by them in assessing the adequacy of reserves. The principal amount of drawn customer financing guarantees and related reserves was $158 and $117, respectively, as of March 31, 2003. The remaining guarantee periods range from 3 months to 7 years. In addition, $41 of commitments are available to customers from third party lenders that may expire undrawn. Lucent is required to perform under these guarantees upon a customer's default for non-payment to the creditor and typically retains a first-loss position. Lucent will generally have the right to recover from the defaulting party through subrogation, but usually only after the creditor has been paid in full.

Lucent has divested certain businesses and assets through sales to third party purchasers and spin-offs to its common shareowners. In connection with these transactions, certain direct or indirect indemnifications are provided to the buyers or other third parties doing business with the divested entities. These indemnifications include secondary liability for certain leases of real property and equipment assigned to the divested entity and certain specific indemnifications for certain legal and environmental contingencies and vendor supply commitments. The time duration of such indemnifications vary, but are standard for transactions of this nature, and some may be indefinite.

Lucent remains secondarily liable for approximately $386 of lease obligations that were assigned to Avaya, Agere, and purchasers of other businesses in the event of default by the assignee as of March 31, 2003. The remaining terms of these assigned leases and Lucent's corresponding guarantee range from 1 month to 16 years. The primary obligor under assigned leases may terminate or restructure the lease obligation before its original maturity and, thereby, relieve Lucent of its secondary liability. Lucent generally has the right to receive indemnity or reimbursement from the assignees and has not reserved for losses on this form of guarantee.

Lucent is a party to a tax sharing agreement to indemnify AT&T and is liable for tax adjustments that are attributable to its lines of business as well as a portion of certain other shared tax adjustments during the years prior to separation from AT&T. Certain tax adjustments have been proposed or assessed subject to this tax sharing agreement. The outcome of these matters is not expected to have a material effect on the consolidated results of operations, consolidated financial position or near-term liquidity. Lucent has similar agreements with its former affiliates, Avaya and Agere, but does not expect to have any material liabilities under these agreements.

Lucent licenses to its customers software and rights to use intellectual property that might provide the licensees with an indemnification against any liability arising from third-party claims of patent, copyright or trademark infringement. Lucent cannot determine the maximum amount of losses that it could incur under this type of indemnification because it often may not have enough information about the nature and scope of an infringement claim until it has been submitted to the Company.

Lucent indemnifies its directors and certain of its current and former officers for third party claims alleging certain breaches of their fiduciary duties as directors or officers. Lucent may recover certain costs incurred for providing such indemnification under various insurance policies.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of a product or service for deficiencies under specific product or service warranty provisions. The warranty reserves are determined based on the actual trend of historical charges incurred over the prior twelve-month period, excluding any significant or infrequent issues that are specifically identified and reserved. The warranty liability is established when it is probable that customers will make claims and when a reasonable estimate of costs can be made. During the current period, warranties associated with certain optical fiber products expired, resulting in a reduction in reserves. The following table summarizes the activity related to warranty reserves.

                                                     Six months ended
                                                      March 31, 2003
                                                     ----------------
Warranty  reserve  as of  beginning  of the period        $ 440
Accruals for warranties                                      64
Payments                                                   (127)
Optical Fiber business adjustment                           (13)
                                                          -----
Warranty reserve as of March 31, 2003                     $ 364
                                                          =====

18                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions Except Per Share Amounts)
                                   (Unaudited)

In September 2000, Lucent and a third party created a non-consolidated Special Purpose Trust (the "Trust") to which Lucent sold on a limited-recourse basis customer finance loans and receivables. As of March 31, 2003, the Trust held loans with an aggregate principal amount of approximately $340 relating to five obligors, all of which are in default. The Trust has a credit insurance policy from an unaffiliated insurance company insuring the Trust against losses on these loans. Through reinsurance treaties, Lucent's wholly-owned captive insurance company assumed the risk under this policy for the loans and reinsured a significant amount of the exposure with an unaffiliated insurer. Lucent's self-insured loss reserve related to these loans (including accrued interest) was $356 and the corresponding receivable due from the unaffiliated insurer was $298 as of March 31, 2003. Lucent expects that its captive insurance company will fund the $58 of remaining obligations which were not reinsured by the end of the third quarter of fiscal 2003, at which time the unaffiliated insurer will ultimately be obligated to make all remaining payments.

In April 2003, Lucent received written notice from the unaffiliated insurer denying claims and coverage of certain loans in the Trust with an aggregate principal balance of approximately $175. The insurer has alleged, among other claims, that the loans were not eligible to be sold to the Trust due to their credit quality. The insurer stated that it will cease paying claims on these loans and has requested that it be reimbursed for all claims previously paid on these loans and that Lucent repurchase these loans. The amount previously paid to the Trust under the insurance policy for these loans was approximately $19, which was funded by Lucent's captive insurance company. The unaffiliated insurer stated that it is still reviewing the other loans in the Trust to determine whether to dispute coverage on these other loans. Lucent disputes the assertions by the insurer and may seek binding arbitration, if appropriate, to resolve the matter.

If the insurer prevails on its denial of coverage, Lucent will likely be required to indemnify the Trust and possibly the Trust's lenders and investors for the amount of coverage denied and funds returned to the insurer, as well as be required to recognize a charge for the amount of the denied coverage. In addition, prior to the resolution of this matter, Lucent may be required to advance funds to the Trust to cover the principal, interest and fees as they become due. These potential funding requirements are currently estimated to be approximately $90 to $140 through June 30, 2004.

Revenue Arrangements with Multiple Deliverables

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue 00-21. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate elements of accounting but also how the arrangement's consideration should be allocated among separate units. The pronouncement is effective beginning July 1, 2003 and is not expected to materially affect the consolidated financial statements.

Variable Interest Entities ("VIEs")

In January 2003, the FASB issued Financial Interpretation No. 46 ("FIN 46"), requiring the consolidation of certain variable interest entities. In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either does not have equity investors with voting rights or lacks the sufficient financial resources to support its activities. Prior to the issuance of FIN 46, VIE's were more commonly referred to as special-purpose entities or off-balance sheet arrangements. A company must consolidate the VIE if it is determined to be the VIE's primary beneficiary that stands to share in the majority of the VIE's expected losses or expected residual returns.

In the ordinary course of business, Lucent occasionally engages in relationships with VIE's and holds variable interests in other entities. Lucent is the primary beneficiary of the Trust described above and will consolidate the Trust's assets and liabilities (primarily consists of notes receivables and debt) during the fourth quarter of fiscal 2003. The Trust is expected to be dissolved upon resolving its defaulted assets as described above in further detail.

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

The global telecommunications market continued to decline during 2002. We expect additional capital spending reductions during 2003 although the reductions would be less severe. The reductions are due to the general economic slowdown, network overcapacity, customer bankruptcies, network build-out delays and limited availability of capital. As a result, our sales and results of operations have been and may continue to be adversely affected. The significant slowdown in capital spending has created uncertainty as to the level of demand in our target markets. In addition, the level of demand can change quickly and can vary over short periods of time, including from month to month. As a result of the uncertainty and variations in our markets, accurately forecasting future results, earnings and cash flow remains difficult.

During this prolonged market downturn, we are working closely with our customers to position the full breadth of our products and services, significantly reducing our cost structure and reducing our quarterly earnings per share ("EPS") breakeven revenue figure. If capital investment levels continue to decline, or if the telecommunications market does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. We are financially planning for our revenues to decline by about 20% to 25% during fiscal 2003 as compared to fiscal 2002. However, as we expected, our results of operations for the first half of fiscal 2003 have improved by realizing higher gross margin rates and lower operating expenses resulting from cost reductions related to our restructuring actions, favorable product mix, lower inventory-related and other charges, and lower provisions for bad debts and customer financings.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of

20                                                            Form 10-Q - Part I


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to revenue recognition, receivables and customer financing, inventories, income taxes, intangible assets, pension and post-retirement benefits, business restructuring and legal contingencies. For a detailed discussion of our critical accounting estimates please refer to our Annual Report on Form 10-K for the year ended September 30, 2002. There were no material changes in the application of our critical accounting estimates subsequent to that report. In addition, please refer to Note 10 to our unaudited consolidated financial statements for a discussion of recent pronouncements. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit and Finance Committee.

Some of the critical judgments used in accounting estimates that have significantly impacted our interim fiscal 2003 results are discussed throughout this MD&A. These judgments include our expectations on:

     o the lack of realizability of certain assets due to the delayed commercial deployments of certain optical networking products;

     o the timing and amount of potential proceeds related to the sale of certain facilities;

     o    the legal settlement of our securities and related cases;

     o the favorable resolution of certain income tax audit matters and refundable federal income taxes; and

     o the favorable resolution of a dispute with an insurer regarding the coverage of certain customer finance loans held in the Trust.

The following update is related to our pension and postretirement benefits. Excluding the impact of business restructuring actions, our net pension and postretirement benefit credit is expected to be reduced from $972 million during fiscal 2002 to approximately $600 million during fiscal 2003. The net pension and postretirement credit reflected in the six months ended March 31, 2003 was $307 million compared to $476 million in the comparable prior period. Approximately two-thirds of these amounts are reflected in operating expenses and the balance in costs. These reductions in the net pension and postretirement credit are primarily a result of lower plan assets, a reduction in the discount rate from 7.0% to 6.5%, a reduction in the expected return on plan assets from 9.0% to 8.75% for pensions and from 9.0% to 7.93% for postretirement benefits during fiscal 2003 and plan amendments related to certain retiree benefits. During the first quarter of fiscal 2003 certain retiree death benefits were eliminated which reduced future pension obligations by approximately $450 million.

We considered the available yields on high-quality fixed-income investments with maturities corresponding to our benefit obligations to develop our discount rate. We also considered the historical long-term asset return experience, the expected investment portfolio mix of the plans' assets and an estimate of long-term investment returns to develop our expected return on plan assets. Our expected portfolio mix of plan assets considers the duration of the plan liabilities and has been more heavily weighted towards equity positions, including public and private equity investments and real estate. The expected return on plan assets is determined using the expected rate of return and a calculated value of assets referred to as the "market-related value." The aggregate market-related value of pension and postretirement plan assets was $41 billion at September 30, 2002, which exceeded the fair value of plan assets by $10 billion. Differences between the assumed and actual returns are reflected in the market-related value on a straight-line basis over a five-year period. The amortization of these differences, including those resulting from the actual losses incurred during fiscal 2002 and 2001, will continue to reduce the market-related value through fiscal 2006. Gains and losses resulting from changes in these assumptions and from differences between assumptions and actual experience (except those differences not yet recognized in the market-related value) are amortized over the remaining service lives to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation of each respective plan.

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

In addition, a $2.9 billion direct charge to equity for minimum pension liabilities was recognized during the fourth quarter of fiscal 2002. We expect to complete the next measurement of our pension plan assets and obligations during the fourth quarter of fiscal 2003, at which time it is likely that the minimum pension liabilities will be adjusted. Any adjustment will result in either an increase or decrease in shareowners' deficit depending upon plan asset performance and the discount rate to be used in measuring the obligation.

21                                                            Form 10-Q - Part I


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

CONSOLIDATED RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED MARCH 31, 2003 VERSUS THREE AND SIX MONTHS ENDED MARCH 31, 2002

Revenues

The following table presents our U.S. and non-U.S. revenues (dollars in millions):

                                                   Three months ended   Six months ended
                                                        March 31,           March 31,
                                                   ------------------   ----------------
                                                      2003     2002      2003     2002
                                                     ------   ------    ------   ------
U.S.                                                 $1,451   $2,433    $2,743   $4,666
Other Americas (Canada, Central & Latin America)        106      204       218      403
EMEA (Europe, Middle East & Africa)                     285      482       539      998
APAC (Asia Pacific & China)                             561      397       978    1,028
                                                     ------   ------    ------   ------
   Total revenues                                    $2,403   $3,516    $4,478   $7,095
                                                     ======   ======    ======   ======

As discussed in the overview subheading of this MD&A, the significant reduction in capital spending by large service providers was the primary reason for the 32% and 37% decline in revenues in the three and six months ended March 31, 2003 compared to the three and six months ended March 31, 2002. The impact of product rationalizations and discontinuances under our restructuring program has not had a significant effect on our overall reduction of revenues. Our U.S., Other Americas and EMEA revenues declined from the comparable three and six month periods within a range of 40% to 48%. Revenues for the APAC region increased by 41% for the three month period, and only declined 5% in the six month period, both due to new CDMA Wireless network build outs in India and China. The proportion of our U.S. revenues to total revenues declined from 66% to 61% for the six months ended March 31, 2003 as compared to the prior period.

The decline in revenue during the three months ended March 31, 2003 as compared with the comparable prior period occurred both in terms of product revenues (29%) and service revenues (43%). The decrease in product revenue occurred in all product lines including wireless (19%), voice networking (34%), data and network management (32%) and optical networking (52%). The decline in spending by large service providers was more significant with INS customers, which typically buy wireline products. Optical networking product declines were even more severe due to network overcapacity and delays in customer spending on next generation products. The $312 million decline in service revenues was primarily due to lower engineering and installation activity, primarily in support of INS customers. Total service revenues supporting INS customers decreased by $218 million, or 45%, to $269 million, primarily in the U.S.

The decline in revenue during the six months ended March 31, 2003 as compared with the comparable prior period occurred both in terms of product revenues (36%) and service revenues (41%). The decrease in product revenue occurred in all product lines including wireless (29%), voice networking (33%), data and network management (21%) and optical networking (59%). The declines in certain product revenues during the six month period were due to the reasons noted in the three month explanation above. The $612 million decline in service revenue was primarily due to lower engineering and installation activity, primarily in support of INS customers. Total service revenues supporting INS customers decreased by $489 million, or 46%, to $566 million, primarily in the U.S.

Gross Margin

The following table presents our gross margin and the percentage to total revenues (dollars in millions):

                    Three months ended   Six months ended
                        March 31,            March 31,
                    ------------------   ----------------
                        2003   2002        2003     2002
                       -----   ----       ------   ------
Gross margin           $ 762   $802       $1,216   $1,237
Gross margin rate       31.7%  22.8%        27.2%    17.4%

The gross margin rate increased by approximately nine and 10 percentage points during the three and six months ended March 31, 2003 as compared with the comparable prior periods, despite significantly lower sales volumes. Inventory and other charges unfavorably affected the gross margin rate in the current fiscal periods by approximately four percentage

22                                                            Form 10-Q - Part I


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

points and in the prior fiscal periods by approximately seven percentage points. The higher charges in the prior period were primarily related to larger provisions for slow-moving and obsolete inventory, items or events associated with customers experiencing financial difficulties and, in some cases, declaring bankruptcy or becoming insolvent, and adjustments to certain long-term projects. The remaining six to seven percentage points of improvement were primarily driven by continued cost reductions and a favorable product mix in both INS and Mobility. Increased patent licensing revenue also favorably impacted the gross margin rate during the three months ended March 31, 2003, as compared with the comparable prior period.

Compared with the prior three month period, the gross margin attributable to services declined by $111 million to $48 million due to the lower service revenues and a 10.3 percentage point decrease in the gross margin rate. Compared with the prior six month period, the gross margin attributable to services declined by $180 million to $113 million due to the lower service revenues and a
6.8 percentage point decrease in the gross margin rate. The change in the gross margin rate in each respective period was due to the continuing decline in overall sales volume and related lower labor utilization.

Operating Expenses

The following table presents our operating expenses (dollars in millions):

                                                  Three months ended   Six months ended
                                                       March 31,           March 31,
                                                  ------------------   ----------------
                                                     2003    2002       2003     2002
                                                    -----   ------     ------   ------
Selling, general and administrative ("SG&A")
   expenses, excluding the following two items:     $ 462   $  615     $  944   $1,335
Provision for (recovery of) bad debts and
   customer financings                                 24      192        (67)     643
Amortization of goodwill and other acquired
   intangibles                                          5       69         10      143
                                                    -----   ------     ------   ------
      Total SG&A                                      491      876        887    2,121
R&D                                                   382      524        771    1,145
Business restructuring charges (reversals) and
   asset impairments, net                            (131)     (59)      (150)    (138)
                                                    -----   ------     ------   ------
Operating expenses                                  $ 742   $1,341     $1,508   $3,128
                                                    =====   ======     ======   ======

SG&A expenses

Excluding provisions for (recoveries of) bad debts and customer financings and amortization of goodwill and other acquired intangibles, SG&A expenses decreased by 25% and 29% in the respective three and six month periods ended March 31, 2003 as compared with the same interim periods of fiscal 2002. The decreases were primarily a result of significant headcount reductions under our restructuring program and other cost savings initiatives that limited discretionary spending, offset in part by accelerated depreciation and other related charges due to the shortening of the estimated useful lives of several properties that are in the process of being sold. The accelerated depreciation and related charges amounted to $87 million and $119 million, of which $69 million and $93 million was reflected in SG&A during the three and six months ended March 31, 2003. Approximately 55% of the reduction for the six months ended March 31, 2003 was in the INS segment due to the greater degree of product rationalization efforts in INS, as well as the required cost reductions due to the significant INS revenue decline. The remaining decreases were attributed to reductions in the Mobility segment and general corporate functions.

Provision for (recovery of) bad debts and customer financings

We had net recoveries of bad debt and customer financing of approximately $67 million during the six months ended March 31, 2003. These recoveries were primarily due to the settlement of certain fully reserved notes receivable in the first quarter of fiscal 2003 for approximately $80 million. The significant provisions reflected in the fiscal 2002 periods were due to the deterioration in the creditworthiness of certain customers as a result of the decline in the telecommunications market. The reductions of our provisions for bad debts and customer financing were also attributed to significantly lower customer financing exposures.

23                                                            Form 10-Q - Part I


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Amortization of goodwill and other acquired intangibles

During the first quarter of fiscal 2003, we adopted SFAS 142. As a result, our remaining goodwill of $213 million is no longer amortized, however, it is subject to an annual impairment test. See Note 10 to the consolidated financial statements for further information including the expected timing of future impairment tests.

R&D

The decrease in R&D expenses for the three and six months ended March 31, 2003 as compared with the fiscal 2002 interim periods was primarily due to headcount reductions and product rationalizations under our restructuring program. Substantially all of the reduction for the three and six months ended March 31, 2003 was in the INS segment due to the greater degree of product rationalizations in INS.

The R&D attributed to the Mobility segment was approximately 55% and 35% of the total R&D during the six months ended March 31, 2003 and 2002, respectively. The Mobility spending was primarily related to CDMA and UMTS next-generation technologies. The INS spending was primarily related to optical networking, multiservice switching, network operating systems and circuit and packet switching products.

Business restructuring charges (reversals) and asset impairments, net

                                   Three months ended   Six months ended
                                        March 31,           March 31,
                                   ------------------   ----------------
                                      2003    2002        2003    2002
                                     -----   -----       -----   -----
Charge/(reversal)
Employee separations                 $(124)  $ (24)      $(109)  $ (64)
Contract settlements                   (16)    (63)         (5)    (84)
Facility closings                       15      79          12      58
Other                                   --       5           1       8
                                     -----   -----       -----   -----
   Total restructuring costs          (125)     (3)       (101)    (82)
                                     -----   -----       -----   -----
Total asset write-downs                (17)     53         (55)     64
Net gains on sales                      --    (110)         --    (110)
                                     -----   -----       -----   -----
   Total net charge/(reversal)       $(142)  $ (60)      $(156)  $(128)
                                     =====   =====       =====   =====

Reflected in operating expenses      $(131)  $ (59)      $(150)  $(138)
Reflected in costs                   $ (11)  $  (1)      $  (6)  $  10

During the second quarter of fiscal 2001, we committed to and began implementing a restructuring program to realign our resources to focus on the large service provider market. We assessed our product portfolio and associated R&D then streamlined the rest of our operations to support those reassessments. We eliminated some marginally profitable or non-strategic product lines, merged certain technology platforms, consolidated development activities, eliminated management positions and many duplications in marketing functions and programs, centralized our sales support functions and sold or leased certain of our manufacturing facilities and made greater use of contract manufacturers. We sold the assets related to the eliminated product lines and closed facilities and reduced the workforces in many of the countries that we operated in at the end of fiscal 2000. As a result we incurred net business restructuring charges and asset impairments in fiscal 2001 and 2002 of $11.4 billion and $2.3 billion, respectively.

Since the inception of the restructuring program, we have reduced our headcount by approximately 67,500 employees to 38,500 employees as of March 31, 2003. In addition, the restructuring plans included facility closing charges to reduce a significant number of owned and leased facilities, totaling approximately 16.5 million square feet. As of March 31, 2003, owned and leased sites aggregating
14.4 million square feet have been exited and the majority of the remaining sites are expected to be exited during the second half of fiscal 2003.

We are currently in the process of completing the restructuring actions initiated during fiscal 2001 and 2002 and continue to evaluate the remaining restructuring reserves as the plans are executed. As a result, there may be additional charges or reversals. In addition, since the restructuring program is an aggregation of many individual plans currently being executed, actual costs have differed from estimated amounts.

24                                                            Form 10-Q - Part I


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The net reversals recorded in the current fiscal periods primarily related to the true-up of termination benefits and curtailments as the actual costs were lower than the estimated amounts. These differences were due to certain demographic changes including the age, service lives and salaries of the employees separated. In addition, a reversal to property, plant and equipment primarily resulted from adjustments to the original plans for certain facility closings. For further description of the current fiscal periods' net reversal see Note 3 to the consolidated financial statements.

The net reversals recorded in the prior fiscal periods primarily related to the gain realized from the sale of the billing and customer care business, the settlement of certain purchase commitments for amounts lower than originally planned, lower employee separation costs due to higher than expected attrition rates and lower actual severance cost per person, offset in part by additional charges for new plans.

Other income (expense), net and interest expense

                                                  Three months ended   Six months ended
                                                       March 31,           March 31,
                                                  ------------------   ----------------
                                                      2003   2002         2003   2002
                                                     -----   ----        -----   ----
Legal settlements                                    $(415)  $ --        $(335)  $ --
Net debt conversion expense & gain on
   bond extinguishment                                 (87)    --         (118)    --
Net gain (loss) on sales of businesses                  29     (3)          29    583
Other-than-temporary write-downs of investments        (10)   (25)         (62)   (41)
Miscellaneous                                           (6)    (9)          18    (39)
                                                     -----   ----        -----   ----
   Total other income (expense)                      $(489)  $(37)       $(468)  $503
                                                     =====   ====        =====   ====

   Interest expense                                  $  79   $ 80        $ 173   $177
                                                     =====   ====        =====   ====

Other income (expense), net during the three and six months ended March 31, 2003 included a $415 million charge for the settlement of all of the purported class action lawsuits and other lawsuits against the Company and certain of its current and former directors and officers for alleged violation of federal securities laws, ERISA and related claims. Additionally, the six month period ended March 31, 2003 included an $80 million reserve reduction for a legal settlement associated with our former consumer products leasing business. The reserve reduction was due to lower than anticipated claims experience. See Note 9 to the consolidated financial statements for further information on these settlements.

The current fiscal year periods also included conversion expense associated with the exchange of a portion of our 7.75% trust preferred securities and gains associated with the exchange of certain other debt obligations for shares of our common stock. See Note 5 to the consolidated financial statements for further information on these exchanges.

The write-downs of equity investments in the interim fiscal 2003 and fiscal 2002 periods were due to the sustained weakness in the public and private equity markets. Refer to the Risk Management section for a discussion on Equity Price Risk.

Additionally, the six months ended March 31, 2002 included $583 million in gains on sales of businesses, of which $523 million related to the sale of our optical fiber business. The favorable resolution of certain contingencies related to this sale were favorably resolved during the three months ended March 31, 2003 which resulted in an additional $29 million gain.

Interest expense remained relatively constant with the comparable prior periods due to similar levels of average debt outstanding during the periods.

Benefit from Income Taxes

The following table presents our benefit from income taxes and the related effective tax benefit rates (dollars in millions):

                             Three months ended   Six months ended
                                  March 31,           March 31,
                             ------------------   ----------------
                              2003       2002      2003      2002
                             ------     -----     ------    ------
Benefit from income taxes    $ (197)    $ (61)    $ (317)   $ (547)
Effective tax benefit rate    (35.9)%    (9.3)%    (34.0)%   (35.0)%

25                                                            Form 10-Q - Part I


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The tax benefit rate for the three and six months ended March 31, 2003 reflected a full valuation allowance on our net deferred tax assets and certain current tax expense primarily related to non-U.S. operations. However, the income tax benefit reflected several discrete items including a $74 million benefit resulting from the expected favorable resolution of certain tax audit matters and $135 million of refundable federal income taxes related to taxes paid in prior years. The income tax benefit during the three and six months ended March 31, 2003 was also attributed to the utilization of a portion of the current period's operating losses as a result of certain equity transactions. These transactions included the tax impact of the exchanges of the 7.75% trust preferred securities for shares of our common stock for the three and six months ended March 31, 2003, of $28 million and $133 million, respectively, and the tax impact of the unrealized holding gains for certain investments of $30 million recorded in the first quarter of fiscal 2003.

Recognition of tax benefits on future operating losses during the remainder of fiscal 2003 are expected to be limited to the extent that the operating losses would offset taxable income generated from similar equity transactions as described above. It is also reasonably possible that the income tax benefit will be adjusted during the fourth quarter of fiscal 2003 as a result of potential changes in the minimum pension liability that would be reflected in other comprehensive income. We are currently unable to estimate the effects or determine if the effect would be favorable or unfavorable. However, if the minimum pension liability increases, the related tax impact will reduce the fiscal 2003 tax benefits resulting from equity transactions. Likewise, if the minimum pension liability decreases, the related tax impact could increase the fiscal 2003 tax benefits depending on the level of pretax losses.

The effective tax benefit rate for the three months ended March 31, 2002 was less than the U.S. statutory rate due to a $208 million charge for valuation allowances on foreign tax credit carryforwards, non-deductible goodwill amortization and valuation allowances on certain state net operating loss carryforwards. Offsetting these items were research and development tax credits and a low effective tax rate on the Non-U.S. portion of the gain realized from the sale of the billing and customer care business. The effective tax benefit rate for the six months ended March 31, 2002 approximated the U.S. statutory rate due to the items noted above, offset by a $60 million favorable tax settlement and the tax impact from the gain on the sale of the optical fiber business.

RESULTS OF OPERATIONS BY SEGMENT - THREE AND SIX MONTHS ENDED MARCH 31, 2003 VERSUS THREE AND SIX MONTHS ENDED MARCH 31, 2002

INS

The following table presents revenues, U.S. and non-U.S., and operating loss (dollars in millions):

                      Three months ended March 31,       Six months ended March 31,
                    -------------------------------   --------------------------------
                     2003      2002       % change     2003       2002       % change
                    ------    ------    -----------   ------    -------    -----------
U.S. revenues       $  560    $  970       (42%)      $1,108    $ 1,979       (44%)
Non-U.S. revenues      464       793       (41%)         931      1,638       (43%)
                    ------    ------                  ------    -------
Total revenues      $1,024    $1,763       (42%)      $2,039    $ 3,617       (44%)
                    ======    ======                  ======    =======

Operating loss      $  (90)   $ (479)       81%       $ (223)   $(1,413)       84%
                    ======    ======                  ======    =======

Return on sales       (8.8%)   (27.2%)  18.4 points    (10.9%)    (39.1%)  28.2 points
                    ======    ======                  ======    =======

INS revenues decreased by 42% and 44% during the three and six month periods ended March 31, 2003. The declines resulted from continued reductions and delays in capital spending by large service providers and were reflected in all product lines and geographic regions. The largest portion of the declines in Non-U.S. revenues was attributed to the EMEA region primarily due to lower optical product sales. The five largest INS customers represented about 42% of its revenues during the six months ended March 31, 2003 and about 47% of its revenue decline from the comparable prior period.

During the current quarter, the operating loss declined by $389 million to $90 million as compared with the prior fiscal year period. The reduction in the operating loss primarily resulted from a $362 million decrease in operating expenses and to a lesser extent an increase in the gross margin rate. The higher gross margin rate was primarily due to continued cost reductions, favorable product mix, lower inventory related charges, offset in part by significantly lower sales volumes and charges of approximately $50 million associated with the decision to delay the commercial deployment of certain optical products during the current period. Despite the improvement in INS's gross margin rate, it continued to be significantly lower than the Mobility gross margin rate. The operating expense decline primarily resulted from operating expense

26                                                            Form 10-Q - Part I


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

reductions of $240 million due to headcount reductions and product rationalizations under our restructuring program as well as lower provisions for bad debt and customer financing of $122 million.

During the six month period ended March 31, 2003, the operating loss decreased as compared with the prior fiscal year interim period by approximately $1.2 billion to $223 million. The reduction in the operating loss primarily resulted from decreases in operating expenses of approximately $1.1 billion. Although the gross margin rate increased considerably in the current period, the improvement was offset by lower sales volume. The reasons for the increase in the gross margin rate were similar to those described above. The operating expense decline resulted from a combination of lower provisions for bad debt and customer financing of $559 million and operating expense reductions of $549 million due to headcount reductions and product rationalizations under our restructuring program.

Mobility

The following table presents revenues, U.S. and non-U.S., and operating income (dollars in millions):

                    Three months ended March 31,    Six months ended March 31,
                    ----------------------------   ----------------------------
                     2003     2002     % change     2003     2002     % change
                    ------   ------   ----------   ------   ------   ----------
U.S. revenues       $  780   $1,337      (42%)     $1,449   $2,381      (39%)
Non-U.S. revenues      480      242       98%         819      658       25%
                    ------   ------                ------   ------
Total revenues      $1,260   $1,579      (20%)     $2,268   $3,039      (25%)
                    ======   ======                ======   ======

Operating income    $  212   $  208        2%      $  225   $   56      302%
                    ======   ======                ======   ======

Return on Sales       16.8%    13.2%  3.6 points      9.9%     1.8%  8.1 points
                    ======   ======                ======   ======

Mobility revenues decreased by 20% and 25% during the three and six month periods ended March 31, 2003. The decrease in U.S. revenues resulted primarily from the significant reductions and delays in capital spending by certain service providers. In addition, approximately 50% of the decline in our U.S. revenues during the six months ended March 31, 2003 was attributable to two of our customers, which have selected alternatives to our Time Division Multiple Access technology that we currently sell to them. We do not have products for all of the alternative technologies. The increase in non-U.S. revenues was primarily attributed to the APAC region due to new CDMA Wireless network build outs in India and China. The five largest Mobility customers represented approximately 71% of its revenues during the six months ended March 31, 2003, and about 77% of its revenue decline from the comparable prior period.

During the current quarter, the operating income increased by $4 million to $212 million. Decreases in operating expenses of $84 million were offset by lower gross margin dollars. Although the gross margin rate increased in the current period, this improvement was offset by lower sales volume. The increase in the gross margin rate was primarily due to continued cost reductions, favorable product mix, lower inventory related and other charges and adjustments to certain long-term contracts. The operating expense decline primarily resulted from lower provisions for bad debt and customer financing of $60 million. The remaining $24 million of other operating expense reductions were primarily due to our restructuring program and less discretionary spending.

During the six month period ended March 31, 2003, the operating income increased as compared with the prior fiscal year interim period by $169 million to $225 million. Decreases in operating expenses of $248 million drove the improvement. Although the gross margin rate increased in the current period, this improvement was offset by lower sales volume. The reasons for the increase in the gross margin rate were similar to those described above. The operating expense decline primarily resulted from lower provisions for bad debt and customer financing of $191 million, including a $60 million impact from the settlement of certain fully reserved notes reflected in the first quarter of fiscal 2003. The remaining $57 million of operating expense reductions were primarily due to our restructuring program and less discretionary spending. In addition, UMTS software development costs of approximately $50 million were capitalized during the six months ended March 31, 2002. These related costs have been expensed as incurred during the fiscal 2003 periods due to the uncertain UMTS market conditions.

27                                                            Form 10-Q - Part I


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

Net cash used in operating activities was $1.0 billion for the six months ended March 31, 2003. This primarily resulted from a loss from continuing operations of $510 million (adjusted for non-cash items) and changes in other operating assets and liabilities of $666 million, offset in part by a reduction in working capital requirements (accounts receivable, inventories and contracts in process, and accounts payable) of $141 million. The reduction in working capital was achieved even with the increase in sales volume during the current quarter compared to the fourth quarter of fiscal 2002. Generally, working capital requirements will increase or decrease with similar changes in quarterly revenue levels. Our focus on reducing our working capital requirements through more favorable billing terms, collection efforts and streamlined supply chain operations contributed to the working capital reductions as well as the sale of approximately $100 million of receivables during the second quarter. The changes in other operating assets and liabilities include cash outlays under our restructuring program of $404 million and capitalized software of $153 million.

The total cash requirements for our restructuring program is approximately $2.6 billion, of which approximately $1.9 billion has been paid through March 31, 2003. The cash requirements for the remainder of fiscal 2003 is expected to be approximately $300 million and the balance is expected to be paid over several years. Most of the remaining cash requirements beyond fiscal 2003 are for lease obligations, which are net of expected sublease rental income of approximately $270 million. If we do not receive this expected income, our cash requirements under the restructuring program could increase. The completion of our restructuring actions during fiscal 2003 is expected to generate annual cash savings of approximately $1.8 billion of which about 75% has been realized. If we do not complete our restructuring program and achieve our anticipated expense reductions in the time frame we contemplate, our cash requirements to fund our operations are likely to be higher than we currently anticipate.

Investing activities

The net cash provided by investing activities was $206 million for the six months ended March 31, 2003. This was primarily due to the maturities of short-term investments of $297 million and the proceeds from the sale of certain other investments of $71 million. Capital expenditures were $188 million, which included $102 million for the repurchase of certain real estate under synthetic lease agreements in the first quarter of fiscal 2003 that were previously used to fund certain real estate construction costs. On February 3, 2003 we purchased our remaining 10% minority interest in AGCS for $23 million. We currently expect about $300 million of capital expenditures during fiscal 2003 and do not expect significant proceeds from business or asset dispositions.

Financing activities

The net cash provided by financing activities was $112 million for the six months ended March 31, 2003. This was primarily due to proceeds of $113 million from prepaid forward sales agreements for all of the Corning stock we owned. These transactions have been reflected as secured borrowings.

We are currently authorized by our board of directors to issue shares of our common stock in exchange for convertible securities and certain other debt obligations in order to reduce future obligations at a discount, reduce our annual interest and dividend requirements and improve our capital structure. As disclosed in more detail in Note 5 to our unaudited consolidated financial statements, we retired approximately $1.6 billion of our convertible securities and certain other debt obligations in exchange for approximately 583 million shares of our common stock through March 31, 2003 in several separately and privately negotiated transactions. Subsequent to March 31, 2003, we retired an additional $65 million of convertible securities and certain other debt obligations in exchange for 38 million shares of our common stock. These transactions, including those executed in fiscal 2002, have eliminated approximately $125 million of annual interest and dividend requirements and have reduced these annual requirements to approximately $400 million. We may issue more of our common shares in similar transactions in the future which would result in additional dilution.

In addition, during the second quarter of fiscal 2003, we also issued 28 million shares of our common stock to pay the semi-annual dividend requirement of $53 million on our 8% redeemable convertible preferred stock. We have not decided whether to fund these dividend requirements with common stock in the future.

28                                                            Form 10-Q - Part I


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Future Capital Requirements

Our near term cash requirements are primarily to fund our operations and restructuring program, capital expenditures, interest and preferred stock dividends. We expect to continue to use cash to meet these requirements throughout the remainder of fiscal 2003. We believe our cash and cash equivalents of $2.2 billion and short-term investments of $1.2 billion as of March 31, 2003 are currently sufficient to fund our cash requirements during the next twelve months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. If our sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might be required to obtain additional sources of funds through additional operating improvements, asset sales and financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available, or if available, would have reasonable terms.

We are currently in negotiations with our banks concerning a new credit facility. However we cannot provide assurance that one will be obtained. Substantially all of our domestic U.S. assets are pledged as collateral as a result of extending the Guarantee and Collateral Agreement with our banks through May 23, 2003. This agreement provides security for financial institutions in extending, among other things, credit facilities to non-U.S. subsidiaries, letters of credit and foreign exchange hedging. Even if this agreement is renewed or replaced with a similar agreement, we may be required to use our cash to collateralize certain new or existing debt obligations or other financial instruments, such as letters of credit. Any cash collateral requirements would be expected to occur over time. There were approximately $610 million of standby letters of credit outstanding as of March 31, 2003, of which approximately $350 million was supported by the Guarantee and Collateral Agreement, and required partial cash collateralization.

We have a mortgage for three of our primary facilities which requires that we maintain minimum occupancy rates. We are currently in compliance with, and expect to remain in compliance with this condition. However, if we fail to maintain the minimum occupancy rates, our outstanding debt balance under this mortgage ($287 million as of March 31, 2003) could become due and payable.

Our 8% redeemable convertible preferred stock is redeemable at the option of the holders on various dates, the earliest of which is August 2, 2004. Provided certain criteria are met, we have the option to satisfy this put with cash, shares of our common stock or a combination of both. The liquidation value of these securities is $943 million as of May 13, 2003.

We do not expect to make contributions to our U.S pension plans in fiscal 2003 or fiscal 2004. Our current expectation of the funding requirement for post-retirement healthcare benefits are minimal in fiscal 2003 and are approximately $350 million in fiscal 2004. For more information on these obligations, including their expected longer term effect on liquidity, see the detailed risk factor included in our Form 10-K for the year ended September 30, 2002.

As discussed in more detail in Notes 9 and 10 to our consolidated financial statements we may fund up to $320 million of our shareowner litigation settlement with cash, shares of our common stock or a combination of both and could be required to fund up to $356 million of certain obligations of the Trust due to the denial of credit insurance by an unaffiliated insurer.

During the second quarter of fiscal 2003, we filed a shelf registration statement with the SEC to register $1.75 billion of an indeterminate amount of securities including shares of common stock and preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units. This registration statement was declared effective on March 28, 2003. We have not offered any securities under the shelf registration statement as of May 13, 2003.

29                                                            Form 10-Q - Part I


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Customer finance commitments

The following table presents our customer financing commitments as of March 31, 2003 and September 30, 2002 (in millions):

                                   March 31, 2003                    September 30, 2002
                          --------------------------------   ---------------------------------
                          Total loans                        Total loans
                              and                                and
                          guarantees    Loans   Guarantees   guarantees    Loans    Guarantees
                          -----------   -----   ----------   -----------   ------   ----------
Drawn commitments            $586        $428      $158        $1,098      $  909     $ 189
Available but not drawn        57          16        41            93          51        42
Not available                   1           1        --           151         151        --
                             ----        ----      ----        ------      ------     -----
   Total commitments         $644        $445      $199        $1,342      $1,111     $ 231
                             ====        ====      ====        ======      ======     =====

Reserve                      $513                              $  951
                             ====                              ======

We may provide or commit to additional customer financing on a very limited basis. We are focusing on the largest service providers who typically have less demand for such financing. We currently have only a limited ability to offer customer financing due to our capital structure, credit rating, level of available credit and liquidity. We review requests for customer financing on a case-by-case basis and may offer financing only after a careful review that assesses the credit quality of the individual borrowers, their respective business plans and market conditions. We also consider the likelihood of our ability to sell or transfer the undrawn commitments and drawn borrowings to unrelated third parties. We continue to monitor the drawn borrowings and undrawn commitments by assessing, among other things, the customer's short-term and long-term liquidity position, current operating performance versus plan, execution challenges facing the company, changes in the competitive landscape, and management experience and depth. We undertake certain mitigating actions, including cancellation of commitments if corrective measures are not taken, depending upon the extent of any deterioration of a customer's credit profile or non-compliance with our loan conditions. Although these actions can limit the extent of our losses, substantial exposure remains to the extent of drawn amounts, which may not be recoverable. As a result of the settlement of certain fully reserved notes and the expiration of several commitments, our customer financing commitments were reduced to $644 million as of March 31, 2003.

Credit ratings

Our credit ratings as of May 13, 2003 are as follows:

                                    Convertible     Trust
                        Long-term    preferred    preferred
                          debt         stock      securities      Last update
                        ---------   -----------   ----------   -----------------
Rating Agency
Standard & Poor's (a)      B-          CCC-          CCC-      February 25, 2003
Moody's                  Caa1 (b)       Ca           Caa3      November 1, 2002

----------
(a)  Affirmed October 11, 2002 ratings and removed from CreditWatch.

(b)  Ratings outlook is negative.

Our credit ratings are below investment grade. In addition, a credit downgrade affects our ability to enter into and maintain certain contracts on favorable terms and increases our cost of borrowing.

Special Purpose Entities

In September 2000, we and a third party created a non-consolidated Special Purpose Trust (the "Trust") which allowed us to sell on a limited-recourse basis customer finance loans and receivables. As of March 31, 2003, the Trust held loans with an aggregate principal amount of approximately $340 million relating to five obligors, all of which are in default. The Trust has a credit insurance policy from an unaffiliated insurance company insuring the Trust against losses on these loans. Through reinsurance treaties, our wholly-owned captive insurance company assumed the risk under this policy for the loans and reinsured a significant amount of the exposure with an unaffiliated insurer. Our self-insured loss reserve related to these loans

30                                                            Form 10-Q - Part I


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

(including accrued interest) was $356 million and the corresponding receivable due from the unaffiliated insurer was $298 million as of March 31, 2003. We expect that our captive insurance company will fund $58 million of remaining obligations which were not reinsured by the end of the third quarter of fiscal 2003, at which time the unaffiliated insurer will ultimately be obligated to make all remaining payments.

In April 2003, we received written notice from the unaffiliated insurer denying claims and coverage of certain loans in the Trust with an aggregate principal balance of approximately $175 million. The insurer has alleged that the loans were not eligible to be sold to the Trust due to their credit quality, among other things. The insurer stated that it will cease paying claims on these loans and has requested that it be reimbursed for all claims previously paid to the Trust on these loans and that we repurchase these loans. The amount previously paid to the trust under the insurance policy for these loans was approximately $19 million, which was funded by our captive insurance company. The unaffiliated insurer stated that it is still reviewing the other loans in the Trust to determine whether to dispute coverage on these other loans. We dispute the assertions by the insurer and may seek binding arbitration, if appropriate, to resolve the matter.

If the insurer prevails on its denial of coverage, we will likely be required to indemnify the Trust and possibly the Trust's lenders and investors for the amount of coverage denied and funds returned to the insurer, as well as be required to recognize a charge for the amount of the denied coverage. In addition, prior to the resolution of this matter, we may be required to advance funds to the Trust to cover the principal, interest and fees as they become due. These potential funding requirements are currently estimated to be approximately $90 million to $140 million through June 30, 2004.

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

Foreign Currency Risk

As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward and option contracts to minimize exposure to the risk to the eventual net cash inflows and outflows resulting from foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries. Our objective is to hedge all types of foreign currency risk to preserve our economic cash flows, but we generally do not expect to designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. Cash inflows and outflows denominated in the same foreign currency are netted on a legal entity basis, and the corresponding net cash flow exposure is appropriately hedged. To the extent that the forecasted cash flow exposures are overstated or understated or if there is a shift in the timing of the anticipated cash flows during periods of currency volatility, we may experience unanticipated currency gains or losses. We do not hedge our net investment in non-U.S. entities because we view those investments as long-term in nature. We have not changed our foreign exchange risk management strategy from the prior year.

Interest Rate Risk

The fair values of our fixed-rate long-term debt, interest rate swaps, 7.75% trust preferred securities, and short-term investments are sensitive to changes in interest rates. Our portfolio of customer finance note receivables are predominantly comprised of variable-rate notes at LIBOR plus a stated percentage which subjects us to variability in cash flows and earnings due to the effect of changes in LIBOR. Prior to May 2002, our debt obligations primarily consisted of fixed-rate debt instruments while our interest rate sensitive assets were primarily variable-rate instruments. In the latter half of fiscal 2002, we began to mitigate this interest rate sensitivity by adding short-term fixed-rate assets to our investment portfolio and simultaneously entering into interest rate swaps on a portion of our debt obligations to make them variable-rate debt instruments. Under these swaps, we receive a fixed interest rate of 7.25% and pay an average floating rate of LIBOR (1.3% as of March 31, 2003) plus 2.91% on the $500 million of notional amounts of the swaps. The objective of maintaining the mix of fixed and floating-rate debt and investments is to mitigate the variability of cash inflows and outflows resulting from interest rate fluctuations, as well as reduce the overall cost of borrowing. We do not enter into derivative transactions on

31                                                            Form 10-Q - Part I


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

our cash equivalents since their relatively short maturities do not create significant risk. We do not foresee any significant changes in our risk management strategy or in our exposure to interest rate fluctuations.

Equity Price Risk

Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the high-technology and telecommunications industries. As of March 31, 2003, the carrying value of our available-for-sale securities and privately held securities were $10 million and $99 million, respectively. The process of determining the fair values of our privately held equity investments inherently requires subjective judgments. These valuation assumptions and judgments include consideration of the investee's earnings and cash flow position, cash flow projections and rate of cash consumption, recent rounds of equity infusions by us and other investors, strength of the investee's management and valuation data provided by the investee that may be compared with peers. Due to a sustained weakness in the economic environment in both public and private equity markets, we have and may continue to write down the carrying value of certain equity investments and incur impairment charges when the declines in fair value are other-than-temporary. Impairment charges of $62 million were recognized during the six months ended March 31, 2003.

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

32                                                            Form 10-Q - Part I


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

33                                                           Form 10-Q - Part II


                           Part II - Other Information

Item 1. Legal Proceedings.

Our former affiliate, Avaya Inc., is defending three separate purported class action lawsuits, one pending in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. All three actions are based upon claims that Lucent, as predecessor to Avaya's business, sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified.

Most of the claims for the cases in New York and California have been dismissed, but are still subject to appeal. The case in West Virginia may go to trial in the next few months. Under our separation agreement with Avaya, we are responsible for 50% of the liabilities and costs related to these cases that exceed $50 million. Avaya has informed us that it currently cannot determine whether the outcome of these actions will be material or will result in a liability by us under the separation agreement with Avaya.

Additional information about legal proceedings is set forth in Note 9 to the consolidated financial statements included in this report.

Item 2. Changes in Securities and Use of Proceeds.

(c) Sales of Unregistered Securities.

During the three months ended March 31, 2003, Lucent issued a total of 310,407,834 shares of its common stock that were not registered under the Securities Act of 1933 in reliance on an exemption pursuant to Section 3(a)(9) of that Act. These shares of common stock were issued in several separately and privately negotiated transactions occurring on various dates throughout the quarter in exchange for 345,175 shares of our 8% redeemable convertible preferred stock with a liquidation value of $345,175,000; 380,000 of our 7.75% trust preferred securities with a total liquidation value of $380,000,000; $33,230,000 principal amount of our 7.25% Notes due July 15, 2006; and $19,045,000 principal amount of our 5.5% Notes due November 15, 2008. No underwriters were used for these transactions.

34                                                           Form 10-Q - Part II


                          Part II - Other Information

Item 4. Submission of Matters to a Vote of Security Holders.

Lucent held its 2003 Annual Meeting of Shareowners on February 19, 2003. At that meeting, shareowners elected Daniel S. Goldin and Carla A. Hills as Directors of Lucent for terms to expire at the Annual Meeting to be held in the year 2006. In addition, shareowners approved two Company proposals and rejected one shareowner proposal. The persons elected and the results of the voting are as follows:

                                           Votes For     Votes Withheld
Daniel S. Goldin                         2,800,333,271      302,832,370
Carla A. Hills                           2,452,866,113      650,299,528

                                           Votes For      Votes Against     Abstain
Company Proposal to approve the 2003
Long Term Incentive Program              2,652,935,345      401,585,739   48,494,355

                                           Votes For      Votes Against     Abstain
Company Proposal to approve an
amendment to the Restated Certificate
of Incorporation of Lucent to effect a
reverse stock split at 1 of 4 ratios     2,682,041,260      382,783,442   38,439,759

                                           Votes For      Votes Against     Abstain    Broker Non-Vote
Shareowner Proposal - Repeal
Classified Board                           917,084,595      638,890,187   82,156,322     1,465,133,357

Item 5. Other Information.

In February 2003, amendments to certain contracts Lucent has with the Communications Workers of America and the International Brotherhood of Electrical Workers were ratified extending the expiration of these union contracts to October 31, 2004. In connection with this extension, the unions agreed to the reduction of certain benefits if Lucent contributed $76 million of Lucent common stock to a trust that funds healthcare benefits for retired represented employees. On April 30, 2003, Lucent contributed 46,185,131 shares of its common stock to the trust. Lucent also entered into an agreement with the investment manager for the trust to register these shares with the SEC under the Securities Act of 1933 for resale by the trust and the investment manager on behalf of the trust.

In October 2002, our common stock price failed to meet the New York Stock Exchange ("NYSE") listing requirement of maintaining a trading price over $1.00. In response, we requested from our shareowners, and received at our February 2003 Annual Meeting of Shareowners, authority to effect a reverse stock split until February 2004.

In April 2003, we received notice from the NYSE that our common stock was in compliance with the NYSE listing standards. If our common stock price declines below $1.00, we could again be in jeopardy of having our common stock delisted. If our common stock declines below the NYSE minimum trading price of $1.00, we could effect a reverse stock split to help us meet the NYSE minimum stock price requirement. We may elect to effect the reverse stock split even if our common stock price does not fall below $1.00. However, at this time, no decision has been made whether or not to effect a reverse stock split.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits:

     Exhibit number

     (10)1 First Amendment to the Lucent Technologies Inc. 1997 Long Term Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K filed on April 11, 2003)

35                                                           Form 10-Q - Part II


                          Part II - Other Information

     (10)2 Lucent Technologies Inc. 2003 Long Term Incentive Plan (Exhibit 10.2 to the Current Report on Form 8-K filed April 11, 2003)

     (10)3 Senior Advisor Agreement with Henry B. Schacht, effective March 1,
           2003

     (99)1 Certification of Patricia F. Russo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (99)2 Certification of Frank A. D'Amelio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K filed during the current quarter:

     On March 28, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events), disclosing Lucent's March 27, 2003 agreement to settle all securities and related lawsuits.

     On February 27, 2003, we filed a Current Report on Form 8-K pursuant to
     Item 5 (Other Events) to furnish a press release, announcing our agreement in principle with SEC staff to resolve all matters under investigation.

     On February 21, 2003, we filed a Current Report on Form 8-K pursuant to
     Item 5 (Other Events) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) to file a revision to Note 18 of our consolidated financial statements disclosing the impact of excluding amortization expense recognized in fiscal years 2002, 2001 and 2000 related to goodwill that is no longer being amortized in accordance with Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets," which was adopted in fiscal 2003.

     On January 22, 2003, we filed a Current Report on Form 8-K pursuant to Item 9 (Regulation FD Disclosures) to furnish a press release reporting results of our first quarter of fiscal 2003 and slides presented in a webcast of our quarterly earnings conference call.

36                                                                     Form 10-Q


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Lucent Technologies Inc.
                                     Registrant

Date: May 13, 2003


                                         /s/ John A. Kritzmacher
                                         ---------------------------------------
                                         John A. Kritzmacher
                                         Senior Vice President and Controller
                                         (Principal Accounting Officer)

37                                                                     Form 10-Q


                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Patricia F. Russo, Chairman and Chief Executive Officer of Lucent Technologies Inc., certify that:

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

Date: May 13, 2003


/s/ Patricia F. Russo
--------------------------------------
Chairman and Chief Executive Officer
(Principal Executive Officer)

38                                                                     Form 10-Q


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

Date: May 13, 2003


/s/ Frank A. D'Amelio
------------------------------------
Executive Vice President and
  Chief Financial Officer
(Principal Financial Officer)

39                                                                     Form 10-Q


Exhibit Index

Exhibit Number

(10)1 First Amendment to the Lucent Technologies Inc. 1997 Long Term Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K filed on April 11,
      2003)

(10)2 Lucent Technologies Inc. 2003 Long Term Incentive Plan (Exhibit 10.2 to the Current Report on Form 8-K filed April 11, 2003)

(10)3 Senior Advisor Agreement with Henry B. Schacht, effective March 1, 2003

(99)1 Certification of Patricia F. Russo pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)2 Certification of Frank A. D'Amelio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002