Form 10-Q
period 2003-06-30
LUCENT TECHNOLOGIES INC
filed 2003-08-13
CIK 1006240

                    AS FILED WITH THE SEC ON AUGUST 13, 2003

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                         Telephone Number: 908-582-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



At July 31, 2003, 4,160,571,938 common shares were outstanding.

2                                                            Form 10-Q - Part I





                                      INDEX


Part I - Financial Information:

Item 1.  Financial Statements

         Consolidated Statements of Operations for the Three and Nine Months
           Ended June 30, 2003 and 2002.............................................................3

         Consolidated Balance Sheets at
           June 30, 2003 and September 30, 2002.....................................................4

         Consolidated Statement of Changes in Shareowners' Deficit for the Nine Months
           Ended June 30, 2003......................................................................5

         Consolidated Statements of Cash Flows for the Nine Months
           Ended June 30, 2003 and 2002.............................................................6

         Notes to Consolidated Financial Statements.................................................7

Item 2.  Management's Discussion and Analysis of
          Results of Operations and Financial Condition............................................22

Item 4.  Controls and Procedures...................................................................36

Part II - Other Information:

Item 1.  Legal Proceedings.........................................................................37

Item 2.  Changes in Securities and Use of Proceeds.................................................37

Item 5.  Other Information.........................................................................38

Item 6.  Exhibits and Reports on Form 8-K..........................................................38


3                                                            Form 10-Q - Part I


                         PART 1 - Financial Information

Item 1. Financial Statements

                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)


                                                                      Three months ended           Nine months ended
                                                                           June 30,                    June 30,
                                                                      2003           2002         2003         2002
                                                                -----------  --------------  -----------  -------------
Revenues:
     Products                                                       $ 1,526          $2,304      $ 5,099        $7,883
     Services                                                           439             645        1,344         2,161
                                                                -----------  --------------  -----------  -------------
         Total revenues                                               1,965           2,949        6,443        10,044
                                                                -----------  --------------  -----------  -------------
Costs:
     Products                                                         1,041           1,738        3,523         6,376
     Services                                                           351             560        1,131         1,780
                                                                -----------  --------------  -----------  -------------
         Total costs                                                  1,392           2,298        4,654         8,156
                                                                -----------  --------------  -----------  -------------
Gross margin                                                            573             651        1,789         1,888
Operating expenses:
     Selling, general and administrative                                412             871        1,299         2,992
     Research and development                                           382             480        1,153         1,625
     Goodwill impairment                                                 35             811           35           811
     Business restructuring charges (reversals) and asset
       impairments, net                                                  13             791         (137)          653
                                                                -----------  --------------  -----------  -------------
         Total operating expenses                                       842           2,953        2,350         6,081
                                                                -----------  --------------  -----------  -------------
Operating loss                                                         (269)         (2,302)        (561)       (4,193)
Other income (expense), net                                              31            (261)        (436)          242
Interest expense                                                         85             107          258           284
                                                                -----------  --------------  -----------  -------------
Loss from continuing operations before income taxes                    (323)         (2,670)      (1,255)       (4,235)
Provision for (benefit from) income taxes                               (69)          5,329         (386)        4,782
                                                                -----------  --------------  -----------  -------------
Loss from continuing operations                                        (254)         (7,999)        (869)       (9,017)
(Loss) income from discontinued operations, net                           -             (27)           -            73
                                                                -----------  --------------  -----------  -------------
Net loss                                                               (254)         (8,026)        (869)       (8,944)
Conversion cost - 8.00% redeemable convertible preferred stock          (20)              -         (286)             -
Preferred stock dividends and accretion                                 (21)            (42)         (82)         (124)
                                                                -----------  --------------  -----------  -------------
Net loss applicable to common shareowners                            $ (295)        $(8,068)     $(1,237)      $(9,068)
                                                                ===========  ==============  ===========  =============
Loss per common share - basic and diluted
     Loss from continuing operations                                 $(0.07)         $(2.34)     $ (0.32)       $(2.67)
     (Loss) income from discontinued operations                           -          $(0.01)           -        $ 0.02

     Net loss applicable to common shareowners                       $(0.07)         $(2.35)     $ (0.32)       $(2.65)

Weighted average number of common shares
   outstanding - basic and diluted                                  4,120.6         3,428.5      3,882.3        3,422.5


                 See Notes to Consolidated Financial Statements.

4                                                            Form 10-Q - Part I



                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (Amounts in Millions, Except Per Share Amounts)
                                   (Unaudited)

                                                                                    June 30,             September 30,
                                                                                      2003                   2002
                                                                                -----------------       --------------
                                    ASSETS

Cash and cash equivalents                                                              $ 4,339               $2,894
Short-term investments                                                                     589                1,526
Receivables, less allowance of $272 and $325, respectively                               1,620                1,647
Inventories                                                                                806                1,363
Contracts in process, net of progress billings of $10,551 and $10,314,
  respectively                                                                              70                   10

Other current assets                                                                     1,181                1,715
                                                                                -----------------       --------------
         Total current assets                                                            8,605                9,155

Property, plant and equipment, net                                                       1,705                1,977
Prepaid pension costs                                                                    4,483                4,355
Goodwill and other acquired intangibles, net                                               189                  224
Other assets                                                                             1,954                2,080
                                                                                -----------------       --------------
         Total assets                                                                 $ 16,936              $17,791
                                                                                =================       ==============

                                 LIABILITIES

Accounts payable                                                                       $ 1,221               $1,298
Payroll and benefit-related liabilities                                                    776                1,094
Debt maturing within one year                                                              616                  120
Other current liabilities                                                                2,866                3,814
                                                                                -----------------       --------------
         Total current liabilities                                                       5,479                6,326

Postretirement and postemployment benefit liabilities                                    4,935                5,230
Pension liabilities                                                                      2,357                2,752
Long-term debt                                                                           4,687                3,236
Company-obligated mandatorily redeemable preferred securities of subsidiary
  trust                                                                                  1,152                1,750
Other liabilities                                                                        1,351                1,551
                                                                                -----------------       --------------
         Total liabilities                                                              19,961               20,845

Commitments and contingencies

8.00% redeemable convertible preferred stock                                               933                1,680

                             SHAREOWNERS' DEFICIT
Preferred stock - par value $1.00 per share;
  Authorized shares: 250.0; issued and outstanding shares: none                              -                    -
Common stock - par value $.01 per share;
  Authorized shares: 10,000.0; 4,143.8 issued and 4,142.5 outstanding shares at June 30, 2003 and 3,491.6 issued and 3,490.3 outstanding shares at
  September 30, 2002                                                                        41                   35

Additional paid-in capital                                                              22,096               20,606
Accumulated deficit                                                                    (22,894)             (22,025)

Accumulated other comprehensive loss                                                    (3,201)              (3,350)
                                                                                -----------------       --------------
         Total shareowners' deficit                                                     (3,958)              (4,734)
                                                                                -----------------       --------------
         Total liabilities, redeemable convertible preferred stock and
         shareowners' deficit                                                         $ 16,936             $ 17,791
                                                                                =================       ==============



                 See Notes to Consolidated Financial Statements.

5                                                            Form 10-Q - Part I



                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS' DEFICIT
                              (Dollars in Millions)
                                   (Unaudited)



                                                                                                 Accumulated
                                                                       Additional                   other           Total
                                                            Common      paid-in    Accumulated  comprehensive   shareowners'
                                                            stock       capital      deficit         loss          deficit
                                                          ----------- ---------------------------------------- -------------
Balance at September 30, 2002                                  $35      $20,606     $(22,025)     $(3,350)       $(4,734)
                                                          ----------- ---------------------------------------- -------------
Net loss                                                                                (869)
Foreign currency translation adjustment                                                               108
Unrealized holding gains on certain investments                                                        41
Issuance of common stock in connection with the
  exchange for convertible securities and certain other
  debt obligations (see Note 6)                                  6        1,430
Conversion costs in connection with the exchange of
7.75% trust preferred securities                                            129

Tax benefit in connection with the exchange of 7.75%
  trust preferred securities                                               (135)
Issuance of common stock in connection with payment
of preferred stock dividend                                                  53
Issuance of common stock in connection with
contribution to Lucent Technologies Inc. Represented
Employees Post-Retirement Health Benefits Trust                              75

Other issuance of common stock                                               32
Preferred stock dividends and accretion                                     (82)
Other                                                                       (12)
                                                          ----------- ---------------------------------------- ----------------
Balance at June 30, 2003                                      $ 41     $ 22,096    $ (22,894)    $ (3,201)      $ (3,958)
                                                          =========== ======================================== ================










                 See Notes to Consolidated Financial Statements.

6                                                            Form 10-Q - Part I





                    LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                   (Unaudited)


                                                                                       Nine months ended
                                                                                           June 30,
                                                                                        2003         2002
                                                                                  -----------     ---------

Operating Activities
Net loss                                                                                $ (869)      $(8,944)
     Less: income from discontinued operations                                               -            73
                                                                                    -----------     ---------
Loss from continuing operations                                                           (869)       (9,017)

Adjustments to reconcile loss from continuing operations to net cash (used in)
  provided by operating activities, net of effects of dispositions of businesses:
     Non-cash portion of business restructuring (reversals) charges                       (179)          434
     Impairment of goodwill                                                                 35           811
     Depreciation and amortization                                                         782         1,189
     (Recovery of) provision for bad debt and customer financings                          (99)          829
     Deferred income taxes                                                                   -         5,285
     Net pension and postretirement benefit credit                                        (488)         (719)
     Gain on sales of businesses                                                           (47)         (583)
     Other adjustments for non-cash items                                                  132           313

Changes in operating assets and liabilities:
     Decrease in receivables                                                                18         2,008
     Decrease in inventories and contracts in process                                      513         1,870
     Decrease in accounts payable                                                         (104)         (592)
     Changes in other operating assets and liabilities                                    (787)       (1,782)
                                                                                    -----------     ---------
Net cash (used in) provided by operating activities from continuing
  operations                                                                            (1,093)           46
                                                                                    -----------     ---------
Investing Activities
     Capital expenditures                                                                 (226)         (312)
     (Acquisitions) dispositions of businesses, net of cash                                (18)        2,543
     Maturities (purchases) of short-term investments                                      941          (865)
     Other investing activities                                                            155           108
                                                                                    -----------     ---------
Net cash provided by investing activities from continuing operations                       852         1,474
                                                                                    -----------     ---------
Financing Activities
     Issuance of convertible senior debt                                                 1,631             -
     Issuance of company-obligated mandatorily redeemable preferred
       securities of subsidiary trust                                                        -         1,750
     Repayments of credit facilities                                                         -        (1,000)
     Net proceeds from (repayments of) other short-term borrowings                          49           (45)
     Payment of preferred dividends                                                          -           (73)
     Other financing activities                                                            (48)           (3)
                                                                                    -----------     ---------
Net cash provided by financing activities from continuing operations                     1,632           629
Effect of exchange rate changes on cash and cash equivalents                                54            28
                                                                                    -----------     ---------
Net cash provided by continuing operations                                               1,445         2,177
Net cash used in discontinued operations                                                     -           (11)
                                                                                    -----------     ---------
Net increase in cash and cash equivalents                                                1,445         2,166
Cash and cash equivalents at beginning of year                                           2,894         2,390
                                                                                    -----------     ---------
Cash and cash equivalents at end of period                                             $ 4,339       $ 4,556
                                                                                    ===========     =========
Tax refunds, net                                                                          $143          $783
                                                                                    -----------     ---------
Interest paid                                                                             $220          $217
                                                                                    -----------     ---------



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

The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other things, estimates and assumptions are used in accounting for long-term contracts, allowances for bad debts and customer financings, inventory obsolescence, restructuring reserves, product warranty, amortization and impairment of intangibles, goodwill and capitalized software, depreciation and impairment of property, plant and equipment, employee benefits, income taxes, and contingencies. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary.

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2002 included in Form 8-K, filed on February 21, 2003.

Certain reclassifications were made to conform to the current period presentation.

2.  STOCK-BASED COMPENSATION

Lucent has stock-based compensation plans under which directors, officers and other employees receive stock options and other equity-based awards. The plans provide for the grant of stock options, stock appreciation rights, performance awards, restricted stock awards and other stock unit awards.

Lucent follows the disclosure requirements of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). As permitted under SFAS 123, Lucent follows Accounting Principles Board Opinion No. 25 for its stock-based compensation plans and does not recognize expense for stock option grants if the exercise price is at least equal to the market value of the common stock at the date of grant. Stock-based compensation expense reflected in the as reported net loss includes expense for restricted stock unit awards and the amortization of certain acquisition-related deferred compensation expense.

The fair value of stock options used to compute pro forma net loss and pro forma loss per share disclosures is estimated using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of subjective assumptions, including the expected price volatility of the underlying stock. Projected data related to the expected volatility and expected life of stock options is based upon historical and other information. Changes in these subjective assumptions can materially affect the fair value estimate, and therefore the existing valuation models do not provide a precise measure of the fair value of the Company's employee stock options.

As required under SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the following table summarizes the pro forma effect of stock-based compensation on net loss and loss per share if the fair value expense recognition provisions of SFAS 123 had been adopted. No tax benefits were attributed to the stock-based employee compensation expense during the three and nine months ended June 30, 2003 due to providing a full valuation allowance on net deferred tax assets. The pro forma net loss for the three and nine months ended June 30, 2002 includes the impact of an increase in valuation allowances for net deferred tax assets of approximately $6.6 billion and the reversal of tax benefits previously recognized in the first and second quarters of fiscal 2002.

8                                                            Form 10-Q - Part I



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)



                                                                 Three months ended June 30,   Nine months ended June 30,
                                                                     2003            2002         2003             2002
                                                                -------------    ------------  --------------  -----------
Net loss, as reported                                               $ (254)         $ (8,026)     $ (869)       $ (8,944)
Add: Stock-based employee compensation expense included in
     as reported net loss, including tax expense of $24 and
     $13 during the three and nine months ended June
     30, 2002, respectively                                              3                26          13              42
Deduct: Total stock-based employee compensation expense
     determined under the fair value based method, including
     tax expense of $1,692 and $1,408, during the three
     and nine months ended June 30, 2002, respectively                 (50)           (1,900)       (235)         (2,387)
                                                                   --------        ---------    ---------       ---------
Pro forma net loss                                                   $(301)          $(9,900)    $(1,091)       $(11,289)
                                                                   ========        =========    =========       =========
Loss per share applicable to common shareowners:
    Basic and diluted - as reported                                $(0.07)           $(2.35)     $(0.32)         $(2.65)
    Basic and diluted - pro forma                                  $(0.08)           $(2.90)     $(0.38)         $(3.33)


3.  BUSINESS RESTRUCTURING CHARGES, REVERSALS AND ASSET IMPAIRMENTS


                                         Nine months       Revisions to
                            Sept. 30,      ended         prior year plans                          June 30,
                              2002      June 30, 2003   -----------------  Net charge/              2003
                             reserve      charge        charge   reversal  (reversal)  Deductions  reserve
                             -------      ------        ------    -------  ----------  ----------  -------
Employee separations           $ 367       $ 18          $106      $(182)     $(58)     $(205)       $104
Contract settlements             150         17            21        (51)      (13)       (83)         54
Facility closings                483          -            49        (37)       12       (100)        395
Other                             69          1             5         (9)       (3)       (46)         20
                              ------      -----------------------------------------     -------     ------
Total restructuring costs     $1,069       $ 36          $181      $(279)     $(62)     $(434)      $ 573
                              ======      =========================================     =======     ======
Total asset write-downs                    $  5          $ 43      $(128)     $(80)
Total business                             ----          ----      ------     -----
restructuring charges
  (reversals) and asset
  impairments, net                         $ 41          $224      $(407)    $(142)(a)
                                           ====          ====      ======    ======

---------
(a) Net inventory reversals of $5 were included in costs.

A net reversal of business restructuring charges and asset impairments of $142 was recognized during the nine months ended June 30, 2003. The net reversal included a charge for new plans of $41 and a net credit or reversal resulting from revisions to prior year plans of $183, consisting of reversals of $407 and charges of $224. These amounts are not included in the operating income (loss) for reportable segments.

The new plans (initiated during the first fiscal quarter of 2003) primarily related to employee separation charges and contract settlements associated with the discontinuance of the TMX Multi-Service Switching and Spring Tide product lines in the Integrated Network Solutions ("INS") segment.

The revisions to prior year plans included:

o net employee separations reversals of $76 primarily related to actual termination benefits and curtailment costs being lower than the estimated amounts. These variances were due to certain differences in assumed demographic experience including the age, service lives and salaries of the separated employees;

o net contract settlement reversals of $30 related to the settlement of certain contractual obligations and purchase commitments for amounts lower than originally estimated;

o net facility closing charges of $12 primarily due to lower revised estimates for expected sublease rental income on certain properties, offset by reversals resulting from negotiated settlements for lower amounts than originally planned on certain properties; and

o net reversals to prior asset write-downs of $85, which included a $75 reversal of property, plant and equipment primarily resulting from adjustments to original plans for certain owned facility closings.

9                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)


Deductions to the business restructuring reserves of $434 included:


Cash payments                                                                                                     $(534)
Reversals of pension termination benefits to certain U.S. employees previously expected to be funded
     through Lucent's pension assets                                                                                  51
Postretirement termination charges                                                                                    (6)
Reversals of net pension, postemployment and postretirement benefit curtailments                                      82
Reversals due to the expiration of certain contingencies related to prior business dispositions                        3
Foreign currency translation adjustments related to the liquidation of certain foreign legal entities                (30)
                                                                                                              -----------
Total deductions                                                                                                   $(434)
                                                                                                              ===========

There were approximately 53,600 voluntary and involuntary employee separations associated with employee separation charges recorded in fiscal 2001, fiscal 2002 and the first nine months of fiscal 2003. As of June 30, 2003, approximately 52,400 employee separations were completed. The majority of the remaining 1,200 employee separations are expected to be completed by the end of fiscal 2003. The completed and future employee separations affect all business groups and geographic regions. Management represented approximately 70% of the total employee separations. In addition, involuntary separations represented approximately 70% of the total employee separations.

Facility closing charges were recognized under the restructuring program for the expected remaining future cash outlays associated with trailing lease liabilities, lease termination payments and expected restoration costs in connection with plans to reduce a significant number of owned and leased facilities, totaling approximately 16.1 million square feet. As of June 30, 2003, owned and leased sites aggregating 15.0 million square feet have been exited and the majority of the remaining sites are expected to be exited by the end of fiscal 2003. The remaining liabilities of $395 are expected to be paid over the remaining lease terms ranging from several months to 13 years and are reflected net of expected sublease income of $250.

Restructuring reserves continue to be evaluated as plans are being executed. As a result, there may be additional changes in estimates. In addition, since the restructuring program is an aggregation of many individual plans currently being executed, actual costs have differed from estimated amounts.

4.  INVENTORIES


                                                                          June 30, 2003           September 30, 2002
                                                                         -----------------       --------------------

     Raw materials                                                                  $ 193                      $ 617
     Work in process                                                                   58                         35
     Completed goods                                                                  555                        711
                                                                         -----------------        -------------------
       Inventories, net of reserves of $1,106 at June 30, 2003 and
         $1,490 at September 30, 2002                                               $ 806                    $ 1,363
                                                                         =================        ===================

5.  ISSUANCE OF CONVERTIBLE DEBT

During the third quarter of fiscal 2003, Lucent sold 2.75% Series A Convertible Senior Debentures and 2.75% Series B Convertible Senior Debentures for an aggregate amount of $1,631 or $1,585 after deducting the underwriters discount and related fees and expenses. The debentures were issued at a price of $1,000 per debenture and were issued under the Company's universal shelf registration. The debentures rank equal in priority with all of the existing and future unsecured and unsubordinated indebtedness and senior in right of payment to all of the existing and future subordinated indebtedness. The terms governing the debentures limit the Company's ability to create liens, secure certain indebtedness and merge with or sell substantially all of the Company's assets to another entity.


The debentures are convertible into shares of common stock only if (1) the average sale price of the Company's common stock is at least equal to 120% of the applicable conversion price, (2) the average trading price of the debentures is less than 97% of the product of the sale price of the common stock and the conversion rate, (3) if the debentures have been called for redemption by the Company or (4) upon the occurrence of certain specified corporate actions.

10                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)


At the option of the Company, the debentures are redeemable after certain dates ("optional redemption periods") at 100% of the principal amount plus any accrued and unpaid interest for cash. In addition, at the option of the Company, the debentures are redeemable earlier ("provisional redemption periods") if the average sale price of the common stock exceeds 130% of the applicable conversion price. Under these circumstances, the redemption price would also include a make whole payment equal to the present value of all remaining scheduled interest payments through the beginning of the optional redemption periods.


At the option of the holder, the debentures are redeemable on certain dates at 100% of the principal amount plus any accrued and unpaid interest. In these circumstances, the Company may pay the purchase price with cash, common stock (with the common stock to be valued at a 5% discount from the then current market price) or a combination of both.

Specific terms and information for each series of the debentures are as follows:


                                                                             Series A                             Series B
                                                                             --------                             --------
Amount                                                                          $ 750                                $ 881
Conversion ratio of common shares per bond                                   299.4012                             320.5128
Initial conversion price                                                       $ 3.34                               $ 3.12
Redemption periods at the option of the Company:
   Provisional redemption periods                    June 20, 2008 thru June 19, 2010     June 20, 2009 thru June 19, 2013
   Optional redemption periods                                    After June 19, 2010                  After June 19, 2013
Redemption dates at the option of the holder             June 15, 2010, 2015 and 2020               June 15, 2013 and 2019
Maturity dates                                                          June 15, 2023                        June 15, 2025

6. RETIREMENTS OF CONVERTIBLE PREFERRED SECURITIES AND DEBT OBLIGATIONS

The following table summarizes the convertible preferred securities and certain debt obligations which have been retired through exchanges with Lucent common stock during fiscal 2002 and the nine months ended June 30, 2003.


                                                           Year ended          Nine months ended
                                                          September 30,            June 30,
(shares in millions)                                           2002                  2003                Total
                                                        -------------------    --------------------    -------------
8% redeemable convertible preferred stock                            $ 175                 $  767            $  942
7.75% trust preferred securities                                         -                    598               598
                                                        -------------------    --------------------    -------------
Total convertible securities retired                                 $ 175                 $1,365            $1,540
                                                        ===================    ====================    =============
Debt obligations                                                     $   -                 $   87            $   87
                                                        ===================    ====================    =============
Total shares of Lucent common stock exchanged                           58                    563               621
                                                        ===================    ====================    =============

Conversion costs have been recognized in amounts equal to the fair value of the additional common shares issued to the holders of each respective preferred security to prompt the exchange over the number of shares of common stock obligated to be issued pursuant to the original conversion terms of the respective security.

o The charges for the 8% redeemable convertible preferred stock amounted to $20 and $286 during the three and nine months ended June 30, 2003, respectively, and were reflected in the net loss applicable to common shareowners.

o The charge for the 7.75% trust preferred securities amounted to $129 during the nine months ended June 30, 2003 and was included in other income (expense), net.

o Additionally, the gains associated with the exchange of the debt obligations for Lucent common stock amounted to $6 and $17 during the three and nine months ended June 30, 2003, respectively, and were included in other income (expense), net.

Since June 30, 2003 and through August 13, 2003, an additional $68 of 8% redeemable convertible preferred stock and certain debt obligations with a carrying value of $167 were retired for $222 of cash. These transactions resulted in additional other income of $14 and redemption cost of $1 that will be reflected in the results of the fourth quarter of fiscal 2003.

11                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)


7.  COMPREHENSIVE LOSS

The components of comprehensive loss are reflected net of tax, except for foreign currency translation adjustments. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in certain non-U.S. subsidiaries.


                                                             Three months ended             Nine months ended
                                                                  June 30,                       June 30,
                                                              2003          2002          2003            2002
                                                        --------------  -------------  ------------   ------------
  Net loss                                                   $(254)      $(8,026)        $(869)         $(8,944)
  Other comprehensive loss:
  Foreign currency translation adjustments                      50            71           108              111
  Reclassification adjustments to foreign currency
     translation for sale of foreign entities                    -            (6)            -               (6)
  Unrealized holding gains (losses) on investments              (1)           (1)           42              (20)
  Reclassification adjustments for realized gains and
     impairment losses on investments                           (1)           19            (1)               -
  Unrealized losses and reclassification adjustments
     on derivative instruments                                   -             -             -              (10)
                                                        ------------    -----------    ----------     -----------
  Comprehensive loss                                         $(206)      $(7,943)        $(720)         $(8,869)
                                                        ============    ===========    ==========     ===========

8.  LOSS PER COMMON SHARE

Basic loss per common share is calculated by dividing the net loss applicable to common shareowners by the weighted average number of common shares outstanding during the period. Diluted loss per common share is calculated by dividing net loss applicable to common shareowners, adjusted to exclude preferred dividends and accretion, conversion costs and interest expense related to the potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. Due to the net loss incurred in each of the periods presented, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share. The following table summarizes the potentially dilutive securities:


                                                          Three months ended         Nine months ended
                                                               June 30,                  June 30,
(in millions)                                              2003          2002        2003         2002
                                                        --------     ---------    --------    ---------
8% redeemable convertible preferred stock                   504           592         770          428
7.75% trust preferred securities                            238           362         285          136
2.75% convertible senior debt                               271             -          91            -
Stock options                                                24             3          11            8
                                                        --------     ---------    --------    ---------
   Total                                                  1,037           957       1,157          572
                                                        ========     =========    ========    =========
Stock options excluded from the calculation of
  diluted loss per share because
  the exercise price was greater than the
  average market price of the common shares                 255           372         315          533
                                                        ========     =========    ========    =========


The calculation of potential common shares related to the 8% redeemable convertible preferred stock and the 2.75% convertible senior debt is based upon the three and nine month average price of Lucent's common stock and the weighted average number of the respective securities outstanding during the periods presented due to their redemption feature which allows the Company to settle certain redemption requests through the issuance of Lucent's common stock.

12                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)



9.  OPERATING SEGMENTS

Lucent designs and delivers networks for the world's largest communications service providers. The INS segment sells to global wireline service providers, including long distance carriers, traditional local telephone companies and Internet service providers, and provides offerings comprised of a broad range of software, equipment and services related to voice networking (which primarily consists of switching products, which we sometimes refer to as convergence solutions, and voice messaging products), data and network management (which primarily consists of access and related data networking equipment and operating support software) and optical networking. The Mobility segment sells to global wireless service providers and offers products to support the needs of its customers for radio access and core networks. Lucent supports its segments through its worldwide services organization. Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measure is operating income (loss), which includes the revenues, costs and expenses directly controlled by each reportable segment. Operating income (loss) for reportable segments excludes the following:

     o    goodwill impairment and other acquired intangibles amortization;

     o    business restructuring and asset impairments;

     o    acquisition/integration-related costs;

     o    revenues and expenses associated with intellectual property;

     o    the results of the optical fiber business;

     o the results from billing and customer care software products and other smaller business units;

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

The segment results for the prior period have been revised to conform to the current year's performance measure, which now includes the operating results of the Messaging product unit. The reportable segments may change in the future if changes in the Company's management model occur. The accounting policies of the reportable segments are the same as those applied in the unaudited consolidated financial statements.

13                                                            Form 10-Q - Part I


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)


                                                                               Three months               Nine months
                                                                              ended June 30,             ended June 30,
                                                                            2003          2002         2003         2002
                                                                        ---------   ------------  -----------  ------------
                               Revenues

INS                                                                       $ 1,059        $ 1,353      $ 3,123       $ 5,009
Mobility                                                                      826          1,505        3,145         4,596
                                                                        ---------    -----------  -----------  ------------
   Total reportable segments                                                1,885          2,858        6,268         9,605
Optical fiber business                                                         -              -            -            114
Other                                                                          80             91          175           325
                                                                        ---------    -----------  -----------  ------------
   Total revenues                                                         $ 1,965        $ 2,949      $ 6,443      $ 10,044
                                                                        =========    ===========  ===========  ============
                        Operating income (loss)
INS                                                                         $ (47)        $ (619)      $ (257)     $ (2,028)
Mobility                                                                      (56)           200          181           252
                                                                        ---------    -----------  -----------  ------------
   Total reportable segments                                                 (103)          (419)         (76)       (1,776)
Goodwill and other acquired intangibles amortization                           (5)           (75)         (15)         (218)
Goodwill impairments                                                          (35)          (811)         (35)         (811)
Business restructuring (charges) reversals and asset impairments, net         (14)          (834)         142          (706)
Optical fiber business                                                          -              -            -           (68)
Unallocated personnel costs and benefits                                      290            371          875         1,194
Shared services such as general corporate functions                          (338)          (393)      (1,070)       (1,238)
Other                                                                         (64)          (141)        (382)         (570)
                                                                        ---------    -----------  -----------  ------------
   Total operating loss                                                    $ (269)      $ (2,302)      $ (561)     $ (4,193)
                                                                        =========    ===========  ===========  ============



Products and Services Revenues

       The table below presents revenues for groups of similar products and services:


                                                                  Three months                    Nine months
                                                                  ended June 30,                 ended June 30,
                                                                2003           2002            2003           2002
                                                        --------------- --------------  --------------  -----------
    Wireless                                                     $ 624        $ 1,197         $ 2,446      $ 3,763
    Voice networking                                               411            480           1,201        1,673
    Data and network management                                    246            274             771          928
    Optical networking                                             165            267             491        1,090
    Services                                                       439            645           1,344        2,161
    Optical fiber                                                    -              -               -          114
    Other                                                           80             86             190          315
                                                        --------------- --------------  --------------  -----------
         Total revenues                                        $ 1,965        $ 2,949         $ 6,443     $ 10,044
                                                        =============== ==============  ==============  ===========



Revenues from one customer accounted for approximately 19% to 23% of total revenues in all interim periods presented. In addition, revenues from another customer accounted for 10% and 12% of total revenues during the three months ended June 30, 2003 and 2002, respectively.

10.  COMMITMENTS AND CONTINGENCIES

Lucent is subject to legal proceedings, lawsuits, and other claims, including proceedings by government authorities. In addition, Lucent may be subject to liabilities to some of its former affiliates under separation agreements with them. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, Lucent is unable to ascertain the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of June 30, 2003.

14                                                            Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)

Securities and Related Cases

On March 27, 2003, Lucent announced that it had reached an agreement to settle the assorted securities, ERISA and derivative class action lawsuits and other lawsuits against Lucent and certain of its current and former directors, officers and employees. The settlement requires court approval from various courts before it becomes final. Lucent did not admit any wrongdoing as part of the settlement.

The agreement is a global settlement of what were 53 separate lawsuits, including the consolidated shareowner class action lawsuit in the U.S. District Court in Newark, N.J., and related ERISA, bondholder, derivative, and other state securities cases. These cases include all the cases described under the caption "Securities and Related Cases" in Item 3, Part 1 of Lucent's Annual Report on Form 10-K for the year ended September 30, 2002, as updated by Lucent's quarterly report on Form 10-Q for the period ended March 31, 2003. These cases include: In re Lucent Technologies Inc. Securities Litigation; In re Winstar Communications Securities Litigation; Preferred Life Insurance Co. of New York et al. v. Lucent Technologies Inc.; Laufer v. Lucent Technologies Inc., et al; and Balaban v. Schacht, et al., as well a new case filed during the second quarter of fiscal 2003, Freund v. Schacht, et al.

Under the settlement agreement, Lucent will pay $315 in common stock, cash or a combination of both, at Lucent's option. Lucent will also issue warrants to purchase 200 million shares of Lucent common stock, at an exercise price of $2.75 per share with an expiration date three years from the date of issuance. As of June 30, 2003, the value of these warrants, using the Black-Scholes option-pricing model, was approximately $128. Lucent will pay up to $5 in cash for the cost of settlement administration.

Lucent expects the settlement approval and claims administration process to last up to 18 months and does not expect to distribute any proceeds until sometime in fiscal 2004 or fiscal 2005. Lucent has agreed to deposit into escrow $100 in cash or securities, or combination of both, of the settlement amount upon the approval of the settlement by the U.S District Court for the District of New Jersey in the consolidated case In re Lucent Technologies Inc., Securities Litigation, the U.S. District Court for the Southern District of New York in In Re Winstar Communications Securities Litigation and any other required lower-court approvals. In addition to the cash, stock and warrants that Lucent will contribute, certain of Lucent's insurance carriers have agreed to pay their available policy limits of $148 in cash into the total settlement fund. Lucent's former affiliate, Avaya Inc., is contractually responsible for a portion of the settlement under its agreements with Lucent. Avaya's contribution to the settlement is still being determined and, when received by Lucent, will be added to the total settlement fund described above.

A $415 charge related to the settlement was recognized during the second quarter of fiscal 2003. An additional $33 charge was recognized during the third quarter of fiscal 2003 to reflect changes in the fair value of the warrants. Lucent will seek partial recovery of the settlement amount from its fiduciary insurance carriers under certain insurance policies that provide coverage up to $70. The charge may be revised in future quarters if Lucent is able to recover a portion of the settlement from its fiduciary insurance carriers, as well as to reflect additional changes in the fair value of the warrants before they are issued.

The definitive documents for settlement are in the process of being prepared and approved by the parties, and are expected to contain a provision giving Lucent the right to terminate the settlement if class members who purchased more than 3% of the total shares purchased by all class members during the class period of any alleged class elect to opt out of the settlement and pursue their claims directly against Lucent. Any lawsuits that may be brought by parties opting out of the settlement will need to be defended regardless of whether Lucent elects to consummate the settlement.

Lucent and certain current and former officers and directors of Lucent are defendants in an action in the U.S. District Court of New Jersey, Staro Asset Management, LLC v. Lucent Technologies Inc. et al., alleging violations of the federal securities laws. The case, which was filed in March 2003, was originally part of the global settlement referred to above but plaintiff indicated its desire not to settle and to pursue its claim separately against the defendants. Lucent has moved to dismiss the complaint.

15                                                            Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)

SEC Investigation

In November and December 2000, Lucent identified certain revenue recognition issues that it publicly disclosed and brought to the SEC's attention. On February 27, 2003, Lucent announced that it had reached an agreement in principle with the staff of the SEC, which would resolve their investigation of Lucent. The agreement is subject to final approval by the SEC. Under this agreement, without admitting or denying any wrongdoing, Lucent would consent to a settlement enjoining Lucent from future violations of the anti-fraud, reporting, books and records and internal control provisions of the federal securities laws. Under the agreement in principle, Lucent would pay no fines or penalties and would not be required to restate any of its financial statements.

Other Matters

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

The parties agreed, with court approval in August 2002, to settle the litigation, and the settlement process is nearly completed. Lucent recognized a $162 charge in the third fiscal quarter of 2002 and subsequently reversed $80 of the reserve in the first fiscal quarter of 2003 since the final settlement amount was significantly less than the original estimate due to the number of claimants that applied for reimbursement.

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

A description of a special purpose trust previously used to sell customer finance loans on a limited recourse basis is included in Note 11 under "Guarantees and Indemnification Agreements". As more fully described therein, Lucent and an unaffiliated insurer are in dispute regarding credit insurance coverage.

There are approximately $500 of gross receivables (primarily retention receivables included in other assets) from long-term projects at June 30, 2003 that have been winding down in Saudi Arabia. Management is in the process of resolving various contractual claims and counter claims with the customer in order to collect the retention receivables. There were minimal project revenues realized during fiscal 2003 and collections on the related receivables slowed considerably during the past two quarters due to various reasons, including the political situation in the region. Management believes that the resolution of these project close out issues will not have an adverse effect on the results of operations.

On August 8, 2003, National Group for Communications and Computers Ltd. ("NGC") filed an action in the United States District Court for the Southern District of New York against Lucent Technologies Inc., Lucent Technologies International Inc. and an unaffiliated company, alleging violations of the Racketeer Influenced Corrupt Organizations ("RICO") Act. These allegations relate to certain activities in Saudi Arabia in connection with certain telecommunications contracts between Lucent, the Kingdom of Saudi Arabia and other entities. The complaint seeks damages in excess of $63, which could be trebled pursuant to the provisions of RICO. The allegations in this complaint appear to arise out of certain contractual disputes between NGC and Lucent, which are the subject of a separate case that NGC previously filed against Lucent in United States District Court for the District of New Jersey. Lucent will defend these actions vigorously.

Separation Agreements

Lucent is party to various agreements that were entered into in connection with the separation of Lucent with former affiliates, including AT&T, Avaya, Agere Systems and NCR Corporation. Pursuant to these agreements, Lucent and the former affiliates have agreed to allocate certain liabilities related to each other's business, and have agreed to share liabilities based upon certain allocations and thresholds. For example, in the Sparks case discussed above, AT&T, Avaya

16                                                            Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)

and NCR each assumed a portion of the liability for the settlement. Lucent is not aware of any material liabilities to its former affiliates as a result of these agreements that are not otherwise reflected in the consolidated financial statements. Nevertheless, it is possible that potential liabilities for which the former affiliates bear primary responsibility may lead to contributions by Lucent.

Avaya is defending three separate purported class action lawsuits, one pending in state court in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. All three actions are based upon claims that Lucent, as predecessor to Avaya's business, sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. Under the separation agreement with Avaya, Lucent is responsible for 50% of the liabilities and costs related to these cases that exceed $50. Avaya has informed us that it currently cannot determine whether the outcome of these actions will be material or will trigger a Company obligation under the separation agreement.

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

Lucent is generally not committed to unconditional purchase obligations, except for a commitment that requires annual purchases of certain wireless components ranging from approximately $225 to $350 over the next three years. Generally, differences between the actual annual purchases and the committed levels can be applied to future years through fiscal 2006, at which time Lucent would be required to pay 25% of the unfulfilled aggregate commitment.

Lucent has exited most of its manufacturing operations and has increased its use of contract manufacturers. A sole-source supplier is currently used for a majority of the switching and wireless product lines and a combination of multiple contract manufacturers for the majority of the other product lines. Lucent is generally not committed to unconditional purchase obligations in these contract manufacturing relationships. However, there is exposure to short-term purchase commitments as they fall within the contract manufacturers' lead-time of specific products or raw material components. As a result, any sudden and significant changes in forecasted demand requirements within the lead-time of those products or raw materials could adversely affect Lucent's results of operations and cash flows.

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

Environmental reserves of $116 have been provided for remedial and related costs for which Lucent is or is probably liable and that can be reasonably estimated as of June 30, 2003. These reserves are not discounted to present value. In addition, receivables of $46 due from insurance carriers and other third-party indemnitors have been recognized as of June 30, 2003. Lucent recognizes these receivables only if the carriers or other indemnitors have agreed to pay the claims and management believes collection of the receivables is probable. These environmental matters have not had a significant impact on the results of operations or changes in financial condition during the nine months ended June 30, 2003 and 2002.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities, due to the above factors and the lengthy time periods to resolve these environmental matters (which may take up to thirty years or longer). Although Lucent believes that its reserves are currently adequate, there can be no assurance that the amount of capital expenditures and other expenses that will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on Lucent's financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of amounts provided for as of June 30, 2003, cannot be reasonably estimated.

11.  RECENT PRONOUNCEMENTS

Goodwill and Other Intangible Assets

Effective October 1, 2002, SFAS 142 was adopted. Prior to adoption, goodwill and identifiable intangible assets were amortized on a straight-line basis over their estimated useful lives. In connection with the adoption of SFAS 142, goodwill is no longer amortized but tested for impairment upon adoption of SFAS 142 and annually thereafter or more often if an event or circumstance indicates that an impairment loss has been incurred, by comparing each reporting unit's fair value to its carrying value. During the first quarter of fiscal 2003, the initial goodwill impairment test was completed, which resulted in no transitional impairment loss. In the third quarter of fiscal 2003, an impairment charge of $35 was recognized, as described below. The next impairment test for all goodwill is expected to be completed during the fourth quarter of fiscal 2003.

The following table displays a rollforward of the carrying amount of goodwill from September 30, 2002 to June 30, 2003 by reportable segment:

                                                                Acquisition/
                                September 30,                   contingency       Impairment /                 June 30,
                                    2002         Reclasses        payments        amortization     Other        2003
                               -----------------------------------------------------------------------------------------
INS                                    $189         $ 9               $ 5             $ (35)         $ 2        $ 170
Mobility                                 11           -                 5                 -                        16
Other                                     9          (9)                -                 -                         -
                               -----------------------------------------------------------------------------------------
  Total goodwill                        209           -                10               (35)           2          186

Other intangible assets                  15           -                 3               (15)           -            3
                               -----------------------------------------------------------------------------------------

Total goodwill and other
  Intangible assets                   $ 224         $ -              $ 13             $ (50)         $ 2        $ 189
                               =========================================================================================


On February 3, 2003, the remaining 10% minority interest in AG Communications Systems Corporation ("AGCS") was purchased for $23, which resulted in an additional $3 of goodwill and $3 of intangible assets. The amounts allocated to intangible assets relate to existing technology that will be amortized over its useful life of three years. In addition, the resolution of certain contingent consideration related to a prior acquisition resulted in a $7 increase in goodwill.

18                                                            Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)

Recent business decisions to partner with other suppliers to use their products in Lucent's sales offerings prompted an assessment of the recoverability of certain goodwill associated with the multi-service switching reporting unit within INS during the third quarter of fiscal 2003. The reporting unit's fair value was determined using projected cash flows over a seven year period discounted at 15% after considering terminal value and related cash flows associated with service revenues. The excess of the reporting unit's goodwill carrying value over its implied fair value was recognized as an impairment charge in the third quarter of fiscal 2003 in the amount of $35.

The following table presents the net loss and the net loss per basic and diluted share applicable to common shareowners for the three and nine months ended June 30, 2002, adjusted to exclude goodwill amortization of $55, net of tax, or $0.01 per share, and $156, net of tax, or $0.05 per share, respectively.

                                             Three months ended         Nine months ended
                                                June 30, 2002             June 30, 2002
                                            ----------------------    ----------------------
   Net loss:
      As reported                                 $ (8,026)                 $ (8,944)
      Adjusted                                    $ (7,971)                 $ (8,788)

   Basic and diluted loss per share:

      As reported                                 $  (2.35)                 $  (2.65)
      Adjusted                                    $  (2.34)                 $  (2.60)

As of June 30, 2003, identifiable intangible assets consisted of existing technologies resulting from prior acquisitions. The gross carrying amount and accumulated amortization of the acquired intangible assets as of June 30, 2003 was $8 and $5, respectively, and as of September 30, 2002 was $144 and $129, respectively. Amortization of approximately $15 was recognized during the nine months ended June 30, 2003 and amortization is estimated to be $1 in each of the next three fiscal years.

Costs Associated with Exit or Disposal Activities

Effective January 1, 2003, SFAS 146 was adopted, which addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities. SFAS 146 requires recognition of a liability for costs associated with an exit or disposal activity at fair value when the liability is incurred, or for certain one-time employee termination costs over a future service period. Previously, a liability for an exit cost was recognized when a company committed to an exit plan. As a result, SFAS 146 may affect both the timing and amounts of the recognition of costs associated with future restructuring actions.

Guarantees and Indemnification Agreements

Effective January 1, 2003, the recognition provisions of FASB Interpretation No. 45 ("FIN 45") were adopted, which expands previously issued accounting guidance for certain guarantees. FIN 45 requires recognition of an initial liability for the fair value of an obligation assumed by issuing a guarantee and will be applied on a prospective basis to all guarantees issued or modified after December 31, 2002. Guarantees issued or modified during the three months ended June 30, 2003 did not have a material effect on the consolidated financial statements. A description of the Company's guarantees as of June 30, 2003 is provided below. The Company is unable to reasonably estimate the maximum amount that could be payable under certain of these arrangements because the exposures are not capped, and also due to the conditional nature of the Company's obligations and the unique facts and circumstances involved in each particular agreement. Historically, payments made under these agreements did not have a material effect on the Company's business, financial condition or results of operations other than certain guarantee payments made in connection with the customer financing arrangements discussed below.

Lucent guarantees the financing of certain product purchases by certain customers. Requests for providing such guarantees are reviewed and approved by senior management and regularly reviewed by them in assessing the adequacy of reserves. The principal amount of drawn customer financing guarantees and related reserves was $157 and $116, respectively, as of June 30, 2003. The remaining guarantee periods range from three months to seven years. In addition, $42 of commitments are available to customers from third party lenders that may expire undrawn. Lucent is required to perform under these guarantees upon a customer's default for non-payment to the creditor and typically retains a first-loss position. Lucent will

19                                                            Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)

generally have the right to recover from the defaulting party through subrogation, but usually only after the creditor has been paid in full.

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

Lucent remains secondarily liable for approximately $315 of lease obligations as of June 30, 2003 that were assigned to Avaya, Agere, and purchasers of other businesses in the event of default by the assignee. The remaining terms of these assigned leases and Lucent's corresponding guarantee range from one month to 16 years. The primary obligor under assigned leases may terminate or restructure the lease obligation before its original maturity and, thereby, relieve Lucent of its secondary liability. Lucent generally has the right to receive indemnity or reimbursement from the assignees and has not reserved for losses on this form of guarantee.

Lucent is a party to a tax sharing agreement to indemnify AT&T and is liable for tax adjustments that are attributable to its lines of business as well as a portion of certain other shared tax adjustments during the years prior to separation from AT&T. Certain tax adjustments have been proposed or assessed subject to this tax sharing agreement. The outcome of these matters is not expected to have a material effect on the consolidated results of operations, consolidated financial position or near-term liquidity. Lucent has similar agreements with Avaya and Agere, but does not expect to have any material liabilities under these agreements.

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

Lucent indemnifies its directors and certain of its current and former officers for third party claims alleging certain breaches of their fiduciary duties as directors or officers. Certain costs incurred for providing such indemnification may be recovered under various insurance policies.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of a product or service for deficiencies under specific product or service warranty provisions. The warranty reserves are determined as a percentage of revenues based on the actual trend of historical charges incurred over various periods, excluding any significant or infrequent issues that are specifically identified and reserved. The warranty liability is established when it is probable that customers will make claims and when a reasonable estimate of costs can be made. During fiscal 2003, warranties associated with certain optical fiber products associated with the optical fiber business sold in fiscal 2002 expired, resulting in a reduction in reserves. The following table summarizes the activity related to warranty reserves for the current nine-month period.

                                                                Nine months ended
                                                                  June 30, 2003
                                                              -----------------------
          Warranty reserve as of October 1, 2002                      $ 440
          Accruals for warranties                                        98
          Payments                                                     (176)
          Optical Fiber business adjustment                             (15)
                                                                      -----
          Warranty reserve as of June 30, 2003                        $ 347
                                                                      =====

20                                                            Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)


In September 2000, Lucent and a third party created a non-consolidated Special Purpose Trust (the "Trust") to which Lucent sold on a limited-recourse basis customer finance loans and receivables. The Trust held loans relating to five obligors, all of which were in default. The Trust has a credit insurance policy from an unaffiliated insurance company insuring the Trust against losses on these loans. Through reinsurance treaties, Lucent's wholly-owned captive insurance company assumed the risk under this policy for the loans and reinsured a significant amount of the exposure with an unaffiliated insurer. Lucent ultimately expects that its captive insurance company will fund $50 of remaining first loss obligations and that the unaffiliated insurance company will fund $298 of its reinsurance obligation (which has been reflected as a receivable in other assets at June 30, 2003).

In April 2003, written notice was received from the unaffiliated insurer denying claims and coverage of certain loans in the Trust with an aggregate principal balance of approximately $175. The insurer has subsequently denied coverage on the remaining loans in the Trust. The insurer alleged, among other claims, that the loans were not eligible to be sold to the Trust due to their credit quality at the time of sale. The insurer stated that it would cease paying claims on these loans and requested that it be reimbursed for all claims previously paid and that Lucent repurchase the loans. The amount previously paid to the Trust under the insurance policy was funded by Lucent's captive insurance company. Lucent disputes the assertions by the insurer and is pursuing binding arbitration to resolve the matter.

If the insurer prevails on its denial of coverage, Lucent will be required to indemnify the Trust and the Trust's lenders and investors for the amount of coverage denied and the funds returned to the insurer, as well as be required to recognize a charge for the amount of the denied coverage. In addition, Lucent has agreed to advance funds to the Trust to cover their principal and interest payments and fees as they become due until resolution of the dispute with the insurer. Absent favorable resolution of the dispute, the funding requirements are approximately $40 during the remainder of fiscal 2003, $90 in fiscal 2004 and $216 thereafter.

Variable Interest Entities ("VIEs")

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), requiring the consolidation of certain variable interest entities. In general, a variable interest entity is a corporation, partnership, trust or other legal structure used for business purposes that either does not have equity investors with voting rights or lacks sufficient financial resources to support its activities. Prior to the issuance of FIN 46, VIE's were more commonly referred to as special-purpose entities or off-balance sheet arrangements. A company must consolidate the VIE if it is determined to be the VIE's primary beneficiary that stands to share in the majority of the VIE's expected losses or expected residual returns.

In the ordinary course of business, Lucent occasionally engages in relationships with VIE's and holds variable interests in other entities. Lucent is the primary beneficiary of the Trust described above and has consolidated the Trust during the third quarter of fiscal 2003, which resulted in additional debt and minority interest of approximately $300 and a corresponding reduction to a previously established self-insured loss reserve related to the customer finance loans held by the Trust which are in default. The Trust is expected to be dissolved upon resolution of the defaulted assets matter as described above.

Revenue Arrangements with Multiple Deliverables

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus regarding EITF Issue 00-21. The consensus addresses not only when and how an arrangement involving multiple deliverables should be divided into separate elements of accounting but also how the arrangement's consideration should be allocated among separate units. The pronouncement is effective for revenue arrangements entered into on or after July 1, 2003 and is not expected to materially affect the consolidated financial statements.

Derivative Instruments and Hedging Activities

In May 2003, the FASB issued SFAS 149 that amends SFAS 133 on the accounting and reporting of derivative instruments and hedging activities to incorporate certain conclusions reached by the FASB's Derivatives Implementation Group and to provide further clarification on the definition of a derivative. SFAS 149 is effective for derivative contracts entered into or modified after June 30, 2003 and is not expected to materially affect the consolidated financial statements.

21                                                            Form 10-Q - Part I

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (Dollars in Millions, Except Per Share Amounts)
                                   (Unaudited)
Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS 150, which establishes rules for the accounting for certain financial instruments with characteristics of liabilities, equity or both. These types of financial instruments have been reported as liabilities, as part of equity, or in the mezzanine section in the balance sheet and include mandatorily redeemable instruments, certain instruments with an obligation to repurchase an issuer's own equity shares and instruments with obligations for an issuer to settle in a variable number of its own equity shares.

Due to its conversion feature, Lucent's 8% redeemable convertible preferred stock is a conditional redeemable obligation and is outside the scope of SFAS 150 and shall continue to be classified in the mezzanine section of the consolidated balance sheet. The FASB intends to provide further accounting guidance on conditional redeemable instruments at a later date. SFAS 150 was adopted on July 1, 2003 and is not expected to materially affect the consolidated financial statements.

22                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Results of Operations and Financial Condition ("MD&A") contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management's assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by or on behalf of us. Words such as "expects," "anticipates," "targets," "goals," "projects," "intends," "plans," "believes," "seeks," "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. These risks and uncertainties include: the failure of the telecommunications market to improve or improve at the pace we anticipate; continued net losses may reduce or impair our legally available surplus; our ability to realize the benefits we expect from our strategic direction and restructuring program; our ability to secure additional sources of funds on reasonable terms; our credit ratings; our ability to compete effectively; our reliance on a limited number of key customers; our exposure to the credit risk of our customers as a result of our vendor financing arrangements and accounts receivable; our reliance on third parties to manufacture most of our products; the cost and other risks inherent in our long-term sales agreements or long-term projects; our product portfolio and ability to keep pace with technological advances in our industry; the complexity of our products; our ability to retain and recruit key personnel; existing and future litigation; our ability to protect our intellectual property rights and the expenses we may incur in defending such rights; changes in environmental health and safety law; changes to existing regulations or technical standards; the social, political and economic risks of our foreign operations; and the costs and risks associated with our pension and postretirement benefit obligations. For a further list and description of such risks and uncertainties, see our Annual Report on Form 10-K for the year ended September 30, 2002. Except as otherwise required under federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

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

The global telecommunications market declined during 2002 as service providers reduced spending to preserve capital and improve cash flow and has continued to decline during 2003. Reasons for the reductions include the general economic slowdown, network overcapacity, customer bankruptcies, network build-out delays and limited availability of capital. As a result, our sales and results of operations have been and may continue to be adversely affected. The significant slowdown in capital spending has created uncertainty as to the level and timing of demand in our target markets. The level of demand can change quickly and can vary over short periods of time, including from month to month. As a result of the uncertainty in our markets, accurately forecasting near- and long-term results, earnings and cash flow remains difficult. In addition, since a limited number of customers account for a significant amount of revenue, our results are subject to volatility from changes in spending by one or more of our significant customers.

During this prolonged market downturn, we are working closely with our customers to position the full breadth of our products and services, significantly reducing our cost structure and reducing our quarterly earnings per share ("EPS") breakeven revenue figure. If the telecommunications market continues to decline, or does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected and additional restructuring actions may be undertaken to further reduce costs, which may result in additional charges. Our revenues declined by 36% during the nine months ended June 30, 2003, which exceeded our annual planning assumptions. However, as expected, our results of operations for the first nine months of fiscal 2003 have improved by realizing higher gross margin rates and lower operating expenses resulting from lower restructuring charges and asset impairments, cost reductions as a result of our restructuring actions, favorable product mix, lower inventory-related and other charges, and lower provisions for bad debts and customer financings.

23                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are based on the selection of accounting policies and application of significant accounting estimates, which require management to make significant estimates and assumptions. We believe that some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to revenue recognition, receivables and customer financing, inventories, income taxes, intangible assets, pension and post-retirement benefits, business restructuring and legal contingencies. For a detailed discussion of our critical accounting estimates please refer to our Annual Report on Form 10-K for the year ended September 30, 2002. There were no material changes in the application of our critical accounting estimates subsequent to that report. In addition, please refer to Note 11 to our unaudited consolidated financial statements for a discussion of recent pronouncements. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit and Finance Committee.

Some of the critical judgments used in accounting estimates that have significantly impacted our interim fiscal 2003 results are discussed throughout this report on Form 10-Q. These judgments include our expectations on:

     o the future cash flows that were used in determining the realizability of certain assets;

     o the timing and amount of potential proceeds related to the sale of certain facilities;

     o the legal settlement of our securities and related cases, including the estimated fair value of the warrants expected to be issued in connection therewith;

     o the favorable resolution of certain income tax audit matters and refundable federal income taxes;

     o the favorable resolution of a dispute with an insurer regarding the coverage of certain customer finance loans held in the Trust; and

     o the favorable resolution of contract closeout procedures related to a long-term project in Saudi Arabia.

The following update is related to our pension and postretirement benefits. Excluding the impact of business restructuring actions, our net pension and postretirement benefit credit is expected to be reduced from $972 million during fiscal 2002 to approximately $700 million during fiscal 2003. The net pension and postretirement credit reflected in the nine months ended June 30, 2003 was $488 million compared to $719 million in the comparable prior period. Approximately two-thirds of these amounts are reflected in operating expenses and the balance in costs. The reduction in the net pension and postretirement credit is primarily a result of lower plan assets, a reduction in the discount rate from 7.0% to 6.5%, a reduction in the expected return on plan assets from 9.0% to 8.75% for pensions and from 9.0% to 7.93% for postretirement benefits during fiscal 2003 and plan amendments related to certain retiree benefits. During the first quarter of fiscal 2003 certain retiree death benefits were eliminated, which reduced future pension obligations by approximately $450 million.

We considered the available yields on high-quality fixed-income investments with maturities corresponding to our benefit obligations to develop our discount rate. We also considered the historical long-term asset return experience, the expected investment portfolio mix of the plans' assets and an estimate of long-term investment returns to develop our expected return on plan assets. Our expected portfolio mix of plan assets considers the duration of the plan liabilities and has been more heavily weighted towards equity positions, including public and private equity investments and real estate, rather than fixed-income securities. The expected return on plan assets is determined using the expected rate of return and a calculated value of assets referred to as the "market-related value." The aggregate market-related value of pension and postretirement plan assets was $41 billion at September 30, 2002, which exceeded the fair value of plan assets by $10 billion. Differences between the assumed and actual returns are reflected in the market-related value on a straight-line basis over a five-year period. The amortization of these differences, including those resulting from the actual losses incurred during fiscal 2002 and 2001, will continue to reduce the market-related value through fiscal 2006. Gains and losses resulting from changes in these assumptions and from differences between assumptions and actual experience (except those differences not yet recognized in the market-related value) are amortized over the remaining service lives to the extent they exceed 10% of the higher of the market-related value or the projected benefit obligation of each respective plan.

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

24                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The estimated accumulated benefit obligation related to the U.S. management employees pension plan and several other smaller pension plans, exceeded the fair value of the plan assets at September 30, 2002. This was due primarily to negative returns on the pension funds as a result of the overall decline in the equity markets and a decline in the discount rate used to estimate the pension liability as a result of declining interest rates in the U.S. As a result, we recognized a $2.9 billion direct charge to equity for minimum pension liabilities during the fourth quarter of fiscal 2002. We will complete the next measurement of our pension plan assets and obligations during the fourth quarter of fiscal 2003, at which time it is likely that the minimum pension liabilities will be adjusted. Any adjustment will result in either an increase or decrease in shareowners' deficit depending upon plan asset performance and the discount rate to be used in measuring the obligation. It is difficult to predict these factors due to highly volatile market conditions. Assuming that the plan asset values are not significantly different at September 30, 2003 from June 30, 2003, and no change in the 6.5% discount rate, an additional direct charge to equity for minimum pension liabilities of approximately $300 million would be required. In addition, a one-half percent decrease or increase in the discount rate would further increase or decrease the minimum pension liabilities by approximately $800 million.

CONSOLIDATED RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED JUNE 30, 2003 VERSUS THREE AND NINE MONTHS ENDED JUNE 30, 2002

Revenues

As discussed in the Overview of this MD&A, the significant reduction in capital spending by large service providers was the primary reason for the 33% and 36% decline in revenues in the three and nine months ended June 30, 2003 as compared with the three and nine months ended June 30, 2002. Beginning with the third quarter of fiscal 2001, our quarterly revenues have declined sequentially, except for the three months ended March 31, 2003. The sequential decline in the current quarter was primarily related to spending reductions in wireless products in the U.S. and an unexpected network acceptance delay from a non-U.S. customer. The impact of product rationalizations and discontinuances under our restructuring program has not had a significant effect on our overall reduction of revenues. Our revenues by segment are summarized in the following table (dollars in millions). Refer to the segment discussion later in this MD&A for additional information on changes in segment revenues.

                                     Three months ended                             Nine months ended
                                          June 30,                                       June 30,
                                 2003                   2002                    2003                  2002
                             -------------          -------------           --------------         ------------
INS                               $ 1,059       54%      $ 1,353      46%         $ 3,123      48%     $ 5,009     50%
Mobility                              826       42%        1,505      51%           3,145      49%       4,596     46%
Other                                  80        4%           91       3%             175       3%         439      4%
                             -------------          -------------           --------------         ------------
   Total revenues                 $ 1,965      100%      $ 2,949     100%         $ 6,443     100%    $ 10,044    100%
                             =============          =============           ==============         ============

The following table presents regional revenues (dollars in millions):

                                                    Three months ended June 30,          Nine months ended June 30,
                                                       2003               2002              2003            2002
                                                  ----------------    -------------     -------------    ------------
U.S.                                                      $ 1,202          $ 2,049           $ 3,914         $ 6,761
Other Americas (Canada, Central & Latin America)               98              166               314             567
EMEA (Europe, Middle East & Africa)                           295              377               867           1,360
APAC (Asia Pacific & China)                                   370              357             1,348           1,356
                                                  ----------------    -------------     -------------    ------------
  Total revenues                                          $ 1,965          $ 2,949           $ 6,443         $10,044
                                                  ================    =============     =============    ============


Our U.S. and Other Americas revenues declined from the comparable three and nine month periods within a range of 41% to 45%. The revenue declines in both periods were primarily the result of customer spending reductions, primarily with large service providers in the U.S. EMEA revenues declined by 22% and 36% as compared with the prior three and nine month periods primarily due to continued lower spending for optical products as customers are dealing with overcapacity issues and, to a lesser extent, lower revenues in the Middle East region, largely due to the unstable political environment. Revenues for the APAC region have been relatively constant as compared with the prior periods due to new CDMA Wireless network build-outs in India and ongoing build-outs in China. The proportion of our U.S. revenues to total revenues declined to 61% from 67% for the nine months ended June 30, 2003 as compared to the prior period.

25                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The decline in revenue during the three months ended June 30, 2003 from the comparable prior period occurred both in terms of product revenues (34%) and service revenues (32%). The decrease in product revenue occurred in all product lines including wireless (48%), voice networking (14%), data and network management (10%) and optical networking (38%). Wireless product revenue declines are attributable to reductions in TDMA infrastructure spending as two of our customers have selected alternatives to this technology which we do not provide; delayed UMTS deployments; and the timing of customer spending patterns. Optical networking product declines were more severe than other wireline products due to network overcapacity and delays in customer spending on next generation products. The $206 million decline in service revenues was primarily due to lower engineering and installation activity, primarily in support of INS customers. Total service revenues supporting INS customers decreased by $130 million, or 30%, to $298 million, primarily within the U.S.

The decline in revenue during the nine months ended June 30, 2003 from the comparable prior period occurred both in terms of product revenues (35%) and service revenues (38%). The decrease in product revenue occurred in all product lines including wireless (35%), voice networking (28%), data and network management (17%) and optical networking (55%). The declines in certain product revenues during the nine-month period were due to the reasons noted in the three-month explanation above. The $817 million decline in service revenue was primarily due to lower engineering and installation activity, primarily in support of INS customers. Total service revenues supporting INS customers decreased by $612 million, or 41%, to $876 million, primarily within the U.S.

Gross Margin

The following table presents our gross margin and the percentage to total revenues (dollars in millions):

                                                    Three months ended                 Nine months ended
                                                         June 30,                           June 30,
                                                   2003              2002            2003             2002
                                           ---------------     -----------    -------------    --------------
  Gross margin                                      $ 573            $651          $ 1,789           $ 1,888
  Gross margin rate                                 29.2%           22.1%            27.8%             18.8%

Despite significantly lower sales volume, the gross margin rate increased by approximately seven and nine percentage points during the three and nine months ended June 30, 2003, respectively, from the comparable prior periods. Inventory and other charges unfavorably affected the gross margin rate in the current fiscal 2003 periods by approximately four percentage points and in the prior fiscal 2002 periods by approximately eight percentage points. The higher charges in the prior periods were primarily related to larger provisions for slow-moving and obsolete inventory, items or events associated with customers experiencing financial difficulties and, in some cases, declaring bankruptcy or becoming insolvent, and adjustments to certain long-term projects. The remaining improvement was primarily driven by our continued focus on cost reductions in the three and nine month periods, and to a lesser extent, the effect of patent licensing revenue. The improvement in the gross margin rate was higher during the nine months ended June 30, 2003 due to the higher proportion of Mobility sales (which has a higher gross margin than INS) to total sales compared with the respective prior periods.

Compared with the prior three-month period, the gross margin attributable to services increased by $3 million to $88 million despite the significantly lower sales volume due to a seven-percentage point increase in the gross margin rate to 20%. The change in the gross margin rate was primarily due to a larger portion of services revenue being derived from maintenance services which historically has higher gross margins than engineering and installation revenues and inventory related charges in the prior period, which were slightly offset by the continuing decline in sales volume and related lower labor utilization. Compared with the prior nine-month period, the gross margin attributable to services declined by $168 million to $213 million due to the lower service revenues and a two-percentage point decrease in the gross margin rate to 16%. The change in the gross margin rate was due to the continuing decline in total sales volume and related lower labor utilization, partially offset by a larger portion of services revenue being derived from maintenance services and lower inventory related charges.

26                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Operating Expenses

The following table presents our operating expenses (dollars in millions):

                                                          Three months ended              Nine months ended
                                                               June 30,                         June 30,
                                                          2003           2002            2003           2002
                                                     ------------    ----------     -----------    -----------
Selling, general and administrative ("SG&A")
 expenses, excluding the following two items:              $ 439         $ 610         $ 1,383        $ 1,944
 Provision for (recovery of) bad debts and
   customer financings                                       (32)          186             (99)           829
 Amortization of goodwill and other acquired
   intangibles                                                 5            75              15            219
                                                     ------------    ----------     -----------    -----------
     Total SG&A                                              412           871           1,299          2,992
 R&D                                                         382           480           1,153          1,625
 Goodwill impairment                                          35           811              35            811
 Business restructuring charges (reversals) and
   asset impairments, net                                     13           791            (137)           653
                                                     ------------    ----------     -----------    -----------
   Operating expenses                                      $ 842       $ 2,953         $ 2,350        $ 6,081
                                                     ============    ==========     ===========    ===========

SG&A expenses

Excluding provisions for (recovery of) bad debts and customer financings and amortization of goodwill and other acquired intangibles, SG&A expenses decreased by 28% and 29% in the three and nine months ended June 30, 2003, as compared with the same interim periods of fiscal 2002. The decreases were primarily a result of significant headcount reductions under our restructuring program and other cost savings initiatives that limited discretionary spending. The decreases in SG&A expenses were offset in part by accelerated depreciation and other related charges of $14 million and $107 million in the respective current interim periods as a result of shortening the estimated useful lives of several properties that have been or are in the process of being sold. Approximately 60% of the reduction for the nine months ended June 30, 2003 was in the INS segment due to the greater degree of product rationalization and cost reduction efforts in INS as a result of the significant revenue decline in this segment. The remaining decreases were attributed to reductions in general corporate functions. The restructuring program is essentially complete and therefore is not expected to further reduce SG&A expenses.

Provision for (recovery of) bad debts and customer financings

We had net recoveries of bad debt and customer financing of approximately $99 million during the nine months ended June 30, 2003. These recoveries were primarily due to the favorable settlement of certain fully reserved notes receivable and accounts receivable and significantly lower bad debt and customer financing exposure. The significant provisions reflected in the fiscal 2002 periods were due to the deterioration in the creditworthiness of certain customers as a result of the decline in the telecommunications market.

Amortization of goodwill and other acquired intangibles

During the first quarter of fiscal 2003, we adopted SFAS 142. As a result, our remaining goodwill of $186 million is no longer amortized but tested for impairment annually or more often if an event or circumstance indicates that an impairment loss has been incurred, by comparing each reporting unit's fair value to its carrying value.

R&D

The decrease in R&D expenses for the three and nine months ended June 30, 2003 as compared with the fiscal 2002 interim periods was primarily due to headcount reductions and product rationalizations under our restructuring program. The restructuring program is essentially complete and therefore is not expected to further reduce R&D expenses. Substantially all of the reduction for the three and nine months ended June 30, 2003 was in the INS segment due to the greater degree of product rationalizations in INS.

27                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

R&D attributed to the Mobility segment was approximately 60% and 40% of total R&D during the nine months ended June 30, 2003 and 2002, respectively. Mobility spending was primarily related to CDMA and UMTS next-generation technologies. INS spending was primarily related to next generation technologies and additional feature and function enhancements on existing optical networking, multi-service switching, network operating systems and circuit and packet switching products.

Goodwill impairment

Recent business decisions to partner with other suppliers to use their products in our sales offerings prompted an assessment of the recoverability of certain goodwill associated with the multi-service switching reporting unit within INS during the third quarter of fiscal 2003. The excess of the reporting unit's goodwill carrying value over its implied fair value was recognized as an impairment charge in the third quarter of fiscal 2003 in the amount of $35 million. See Note 11 to the unaudited consolidated financial statements for further information including the expected timing of future impairment tests.

The continued and sharper decline in the telecommunications market prompted an assessment of all key assumptions underlying goodwill valuation judgments (including those related to short- and long-term growth rates) during the third quarter of fiscal 2002. It was determined that the carrying value of goodwill previously recorded in connection with the September 2000 acquisition of Spring Tide was less than the forecasted undiscounted cash flows. As a result, a goodwill impairment charge of $811 million was recognized based on the difference between the estimated fair value and corresponding carrying value. Fair values were determined on the basis of discounted cash flows.

Business restructuring charges (reversals) and asset impairments, net

                                                           Three months ended                Nine months ended
(dollars in millions)                                           June 30,                          June 30,
                                                        2003               2002            2003             2002
                                                     ------------      -------------    ------------     ------------
Employee separations                                        $ 51              $ 358           $(58)            $ 294
Contract settlements                                          (8)                46            (13)              (38)
Facility closings                                              -                159             12               217
Other                                                         (4)                 6             (3)               14
                                                     ------------      -------------    ------------     ------------
    Total restructuring costs                                 39                569            (62)              487
Total asset write-downs                                      (25)               195            (80)              259
Net gains (losses) on sales                                    -                 70               -              (40)
                                                     ------------      -------------    ------------     ------------
    Total net charge/(reversal)                              $14              $ 834          $(142)            $ 706
                                                     ============      =============    ============     ============
Reflected in operating expenses                             $ 13              $ 791         $ (137)            $ 653
Reflected in costs                                          $  1              $  43          $  (5)            $  53

During the second quarter of fiscal 2001, we committed to and began implementing a restructuring program to realign our resources to focus on the large service provider market. We assessed our product portfolio and associated R&D, and then streamlined the rest of our operations to support those reassessments. We eliminated some marginally profitable or non-strategic product lines, merged certain technology platforms, consolidated development activities, eliminated management positions and many duplications in marketing functions and programs, centralized our sales support functions and sold or leased certain of our manufacturing facilities and made greater use of contract manufacturers. We sold or disposed of the assets related to the eliminated product lines, closed facilities and reduced the workforces in many of the countries that we operated in at the end of fiscal 2000. As a result we incurred net business restructuring charges and asset impairments in fiscal 2001 and 2002 of $11.4 billion and $2.3 billion (including the Spring Tide goodwill impairment), respectively.

Since the inception of the restructuring program, including the impacts of attrition and other headcount reductions in the ordinary course of business, we have reduced our headcount by approximately 69,500 employees to 36,500 employees as of June 30, 2003. In addition, the restructuring plans included facility closing charges to reduce a significant number of owned and leased facilities, totaling approximately 16.1 million square feet. As of June 30, 2003, owned and leased sites aggregating 15.0 million square feet have been exited and the majority of the remaining sites are targeted for closing by the end of fiscal 2003.

28                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

We are currently in the process of completing the restructuring actions initiated during fiscal 2001 and 2002 and the first quarter of 2003 and continue to evaluate the remaining restructuring reserves as the plans are executed. As a result, there may be additional charges or reversals. In addition, since the company-wide restructuring program is an aggregation of many individual plans requiring judgements and estimates, actual costs have differed from estimated amounts.

Employee separation charges recorded in the current fiscal quarter primarily related to higher than previously expected severance costs for certain non-U.S. plans. These differences were due to certain demographic changes including the age, service lives and salaries of the employees separated. The net reversals recorded in the current nine-month fiscal period primarily related to the true-up of termination benefits, expected to be funded with pension plan assets, and curtailments due to actual costs being lower than the estimated amounts for certain U.S. plans. These reversals were partially offset by the current quarter severance charges. In addition, a reversal to property, plant and equipment primarily resulted from adjustments to the original plans for certain facility closings in the three and nine month periods.

The net charges recorded in the prior fiscal periods primarily related to additional headcount reductions; revisions to facility closings as a result of changes in estimates as to the amount and timing of expected sublease rental income due to changes in the commercial real estate market; net asset write downs primarily related to property, plant and equipment, capitalized software and inventory associated with additional product exits and the disposition of a manufacturing facility. The net gains (losses) on sales were related to business dispositions, including the enterprise professional services business in the third quarter of fiscal 2002 and the billing and customer care business in the second quarter of fiscal 2002.

Other income (expense), net and interest expense

                                                                   Three months ended             Nine months ended
(dollars in millions)                                                   June 30,                      June 30,
                                                                   2003           2002            2003          2002
                                                                ------------    ----------     -----------    ---------
 Legal settlements                                                 $ (33)       $ (212)         $ (368)       $ (212)
 Net debt conversion expense & gain on bond extinguishment             6             -            (112)            -
 Net gain on sales of businesses                                      18             -              47           583
 Other-than-temporary write-downs of investments                     (10)          (62)            (71)         (103)
 Miscellaneous                                                        50            13              68           (26)
                                                                ------------    ----------     -----------    ---------
   Total other income (expense), net                                $ 31        $ (261)          $(436)        $ 242
                                                                ============    ==========     ===========    =========

  Interest expense                                                  $ 85        $  107           $ 258         $ 284
                                                                ============    ==========     ===========    =========


Other income (expense), net during the nine months ended June 30, 2003 included a $448 million charge for the settlement of all purported class action lawsuits and other lawsuits against us and certain of our current and former directors and officers for alleged violation of federal securities laws, ERISA and related claims. This included a $33 million charge recognized during the third quarter of fiscal 2003 for an increase in the fair market value of warrants expected to be issued in connection with the settlement. Partially offsetting the $448 million charge was an $80 million reserve reduction, which was reflected during the first quarter of fiscal 2003, for a legal settlement associated with our former consumer products leasing business due to lower than anticipated claims experience. The initial consumer products leasing business legal settlement reserve was $162 million and was recognized during the three and nine months ended June 30, 2002. Also, a $50 million legal settlement related to a purchase price adjustment associated with the acquisition of the consumer products wired telephone assets by VTech was reflected in the three and nine months ended June 30, 2002. See Note 10 to the unaudited consolidated financial statements for further information on legal settlements.

The current fiscal year periods reflect conversion expense associated with the exchange of a portion of our 7.75% trust preferred securities and gains associated with the exchange of certain other debt obligations for shares of our common stock. See Note 6 to the unaudited consolidated financial statements for further information on these exchanges.

The write-downs of equity investments in the current and prior year fiscal periods were due to the sustained weakness in the public and private equity markets. Refer to the Risk Management section for a discussion on Equity Price Risk.

29                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

The nine months ended June 30, 2002 included $583 million in gains on sales of businesses, of which $523 million related to the sale of our optical fiber business. Certain contingencies related to this sale were favorably resolved during the nine months ended June 30, 2003, which resulted in an additional $34 million gain.

Interest expense for the three and nine months ended June 30, 2003 decreased $22 million and $26 million, respectively, as compared to the prior year periods, primarily due to the higher average balances of the trust preferred securities during fiscal 2002 and interest on certain revolving credit facilities that were terminated.

Provision for (benefit from) income taxes

The following table presents our benefit from income taxes and the related effective tax benefit rates (dollars in millions):

                                                   Three months ended June 30,          Nine months ended June 30,
                                                   2003               2002               2003              2002
                                               --------------     --------------    ---------------    -------------
Provision for (benefit from) income taxes           $ (69)            $ 5,329            $ (386)          $ 4,782
Effective tax benefit rate                          (21.4%)                N/M            (30.8%)              N/M

The tax benefit for the three and nine months ended June 30, 2003 reflected a full valuation allowance on our net deferred tax assets, current tax expense primarily related to certain non-U.S. operations as well as several discrete items. These discrete items included $76 million and $211 million of refundable federal income taxes related to taxes paid in prior years which were recognized during the three and nine months ended June 30, 2003, respectively. These discrete items also included a $3 million and a $77 million benefit resulting from the expected favorable resolution of certain tax audit matters which were recognized in the three and nine months ended June 30, 2003. The income tax benefit was also attributed to the utilization of a portion of the current periods' operating losses as a result of certain equity transactions. These transactions included a $2 million and a $135 million tax impact of the exchanges of the 7.75% trust preferred securities for shares of our common stock which were recognized during the three and nine months ended June 30, 2003, respectively, as well as the tax impact of the unrealized holding gains for certain investments in the amount of $30 million, which was recognized in the first quarter of fiscal 2003.

Recognition of tax benefits on future operating losses during the fourth quarter of fiscal 2003 are expected to be limited to the extent that the operating losses would offset taxable income generated from similar equity transactions as described above. It is also reasonably possible that the income tax benefit will be adjusted during the fourth quarter of fiscal 2003 as a result of potential changes in the minimum pension liability that would be reflected in other comprehensive income. See "Application of Critical Accounting Estimates" for additional information. We are currently unable to estimate the effects or determine if the effect would be favorable or unfavorable. However, if the minimum pension liability increases, the related tax impact will reduce the fiscal 2003 tax benefits resulting from equity transactions. Likewise, if the minimum pension liability decreases, the related tax impact could increase the fiscal 2003 tax benefits depending on the level of pretax losses.

The provision for income taxes during the three and nine months ended June 30, 2002 was primarily due to providing for a full valuation allowance on our net deferred tax assets during the third quarter of fiscal 2002 and reversing the tax benefits which were previously recognized in the first and second quarters of fiscal 2002. During the third quarter of fiscal 2002, several significant developments were considered in determining the need for a full valuation allowance, including the continuing severe market decline, uncertainty and lack of visibility in the telecommunications market as a whole, a significant decrease in sequential quarterly revenue levels, a decrease in sequential earnings after several quarters of sequential improvement and the necessity for further restructuring and cost reduction actions to attain profitability. Prior to this assessment, we believed it was more likely than not that the net deferred tax assets of $5.2 billion at both September 30, 2001 and March 31, 2002 would be realized principally based upon forecasted taxable income, generally within the twenty-year research and development credit and net operating loss carryforward periods, giving consideration to substantial benefits realized to date through our restructuring actions.

30                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS BY SEGMENT - THREE AND NINE MONTHS ENDED JUNE 30, 2003 VERSUS THREE AND NINE MONTHS ENDED JUNE 30, 2002

INS

The following table presents revenues by U.S. and non-U.S. and operating loss (dollars in millions):

                                        Three months ended June 30,                    Nine months ended June 30,
                                                                     %                                               %
                                     2003            2002          change           2003            2002           Change
                                  -----------     -----------    -----------    -------------    -----------    -----------
U.S.                                   $ 537           $ 747          (28%)          $ 1,659        $ 2,752          (40%)
Non-U.S.                                 522             606          (14%)            1,464          2,257          (35%)
                                  -----------     -----------                   -------------    -----------
Total revenues                       $ 1,059         $ 1,353          (22%)          $ 3,123        $ 5,009          (38%)
                                  ===========     ===========                   =============    ===========

Operating loss                         $ (47)         $ (619)           92%           $ (257)      $ (2,028)          87%
                                  ===========     ===========                   =============    ===========

Return on sales                          (4%)           (46%)       42 pts               (8%)          (40%)       32 pts
                                  ===========     ===========                   =============    ===========

INS revenues decreased by 22% and 38% during the three and nine-month periods ended June 30, 2003 compared to the prior interim periods. The declines primarily resulted from continued reductions and delays in capital spending by large service providers. The revenue declines were reflected in all product lines and geographic regions except APAC, which was relatively constant in the three-month comparative periods. The percentage declines in revenues generated in each region were lower in the current quarter compared with the percentage declines in the first and second quarters of fiscal 2003 as customer spending reductions have leveled off somewhat from those reductions that occurred earlier in fiscal 2003. The five largest INS customers represented about 42% of its revenues during the nine months ended June 30, 2003 and about 48% of its revenue decline from the comparable prior period.

During the current quarter, the operating loss declined by $572 million to $47 million as compared with the prior fiscal year period. The reduction in the operating loss primarily resulted from a $371 million decrease in operating expenses and a $201 million increase in gross margin. The increase in gross margin was due to a significant increase in the gross margin rate, despite lower sales volume. The higher gross margin rate was primarily due to continued cost reductions and lower inventory and other charges, offset in part by lower sales. Although the gross margin rate improved significantly, it remained lower than the Mobility gross margin rate. The operating expense decline primarily resulted from operating expense reductions of $259 million due to headcount reductions and product rationalizations under our restructuring program as well as lower provisions for bad debt and customer financing of $112 million.

During the nine month period ended June 30, 2003, the operating loss decreased as compared with the prior fiscal year interim period by approximately $1.8 billion to $257 million. The reduction in the operating loss primarily resulted from decreases in operating expenses of approximately $1.5 billion and a $286 million increase in gross margin. The increase in gross margin was due to a significant increase in the gross margin rate, despite lower sales volume. The reasons for the increase in the gross margin rate were similar to those described above. The operating expense decline resulted from a combination of lower provisions for bad debt and customer financing of $671 million and operating expense reductions of $814 million due to headcount reductions and product rationalizations under our restructuring program.

31                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


Mobility

The following table presents revenues by U.S. and non-U.S. and operating
(loss) income (dollars in millions):

                                               Three months ended June 30,                   Nine months ended June 30,
                                                                           %                                            %
                                           2003          2002           change          2003           2002           change
                                        -----------    ----------    --------------    ----------    -----------    ---------
U.S.                                         $ 585       $ 1,230             (52%)       $ 2,079        $ 3,660        (43%)
Non-U.S.                                       241           275             (12%)         1,066            936         14%
                                        -----------    ----------                      ----------    -----------
Total revenues                               $ 826       $ 1,505             (45%)       $ 3,145        $ 4,596        (32%)
                                        ===========    ==========                      ==========    ===========

Operating (loss) income                      $(56)         $ 200            (128%)         $ 181          $ 252        (28%)
                                        ===========    ==========                      ==========    ===========

Return on sales                               (7%)           13%          (20 pts)            6%             5%         1 pt
                                        ===========    ==========                      ==========    ===========


Mobility revenues decreased by 45% and 32% during the three and nine-month periods ended June 30, 2003 compared to the prior interim periods. The declines resulted from reductions in capital spending, primarily in the U.S., as large service providers are preserving capital resources. In addition, changes in revenue trends were significantly impacted by delays in obtaining certain network acceptance criteria on a large network deployment in the APAC region. The declines in the U.S. revenues were also attributed to two large service providers that have selected alternatives to our TDMA technologies that we currently sell to them. The decline in revenues attributed to these two customers represented approximately 50% of our total U.S. revenue declines during the nine months ended June 30, 2003. Although changes in revenue due to sudden changes in customer spending patterns and obtaining acceptance criteria on large network buildouts have affected historical trends and may affect future trends, they were especially significant in the current quarter. The Non-U.S. revenues increased by 14% during the nine months ended June 30, 2003 primarily as a result of two large CDMA network build-outs in China and India. The five largest Mobility customers represented approximately 72% of its revenues during the nine months ended June 30, 2003, and about 92% of its revenue decline from the comparable prior period. Future revenue trends are likely to remain volatile as a result of this concentration with a limited number of customers.

The operating income for the three months ended June 30, 2003 decreased by $256 million to a $56 million loss as compared to the three months ended June 30, 2002. Decreases in operating expenses of $73 million were offset by a $329 million decrease in gross margin. The decrease in gross margin was due to a moderate decrease in the gross margin rate and was primarily due to lower sales volume and product mix, especially in the U.S., partially offset by lower inventory and other charges. The operating expense decline primarily resulted from lower provisions for bad debt and customer financing of $83 million. This was partially offset by a $10 million increase in other operating expenses.

During the nine month period ended June 30, 2003, operating income decreased as compared with the prior fiscal year interim period by $71 million to $181 million. Decreases in operating expenses of $328 million were offset by a $399 million decrease in gross margin. Although the gross margin rate increased slightly in the current period, this improvement was offset by lower sales volume. The reason for the increase in the gross margin rate was primarily due to lower inventory and other charges. The operating expense decline primarily resulted from lower provisions for bad debt and customer financing of $275 million, including a $60 million impact from the favorable settlement of certain fully reserved notes in the first quarter of fiscal 2003. The remaining $53 million of operating expense reductions were primarily due to our restructuring program and less discretionary spending. In addition, UMTS software development costs of approximately $75 million were capitalized during the nine months ended June 30, 2002. These related costs have been expensed as incurred during the fiscal 2003 periods due to the uncertain UMTS market.

LIQUIDITY AND CAPITAL RESOURCES

Our cash and cash equivalents increased $1.4 billion during the nine months ended June 30, 2003. This increase was due to the $1.6 billion of cash provided from the issuance of convertible senior debt and $941 million of cash provided by maturities of short-term investments partially offset by $1.1 billion used in operating activities.

32                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Operating activities

Net cash used in operating activities was $1.1 billion for the nine months ended June 30, 2003. This primarily resulted from a loss from continuing operations of $733 million (adjusted for non-cash items) and changes in other operating assets and liabilities of $787 million, partially offset by a reduction in working capital requirements (accounts receivable, inventories and contracts in process, and accounts payable) of $427 million. The reduction in working capital was due to the decrease in sales volume during the current quarter compared to the fourth quarter of fiscal 2002. Generally, working capital requirements will increase or decrease with similar changes in quarterly revenue levels. Our working capital requirements have also been reduced through more favorable billing terms, collection efforts and streamlined supply chain operations. The changes in other operating assets and liabilities include cash outlays under our restructuring program of $534 million and capitalized software of $231 million.

Our restructuring program's cash requirements are approximately $2.7 billion, of which approximately $2.1 billion has been paid through June 30, 2003. The expected cash requirement for the remainder of fiscal 2003 is approximately $135 million and the remaining balance is expected to be paid over several years. Most of the remaining cash requirement beyond fiscal 2003 is for lease obligations, which are net of expected sublease rental income of approximately $250 million. If we do not receive this expected income, our cash requirements under the restructuring program could increase. The completion of our restructuring actions during fiscal 2003 is expected to generate annual cash savings of approximately $1.8 billion, of which most has been realized at June 30, 2003.

Investing activities

The net cash provided by investing activities was $852 million for the nine months ended June 30, 2003. This was primarily due to the maturities of short-term investments of $941 million and the proceeds from the sale of certain other investments of $78 million. Capital expenditures were $226 million, which included $102 million for the repurchase of certain real estate under synthetic lease agreements in the first quarter of fiscal 2003 that were previously used to fund certain real estate construction costs. On February 3, 2003 we purchased our remaining 10% minority interest in AGCS for $23 million. We currently do not expect any significant proceeds from business or asset dispositions.

Financing activities

The net cash provided by financing activities was $1.6 billion for the nine months ended June 30, 2003. This was primarily due to the issuance of 2.75% Series A and Series B Convertible Senior Debentures in the third quarter of fiscal 2003 for an aggregate amount of $1.6 billion. The offering was made under the shelf registration statement. We expect to use the net proceeds toward the repayment or possible repurchase of certain short- and medium-term obligations over time, as well as for general corporate purposes. In addition, this offering has provided us with the flexibility to reduce the overall cost of financing to the extent that the proceeds are used to repay existing debt obligations. Refer to Note 5 of the unaudited consolidated financial statements for specific terms regarding this transaction.

We are currently authorized by our board of directors to issue shares of our common stock in exchange for convertible securities and certain other debt obligations. As disclosed in more detail in Note 6 to our unaudited consolidated financial statements, we retired approximately $1.6 billion of our convertible securities and certain other debt obligations in exchange for approximately 621 million shares of our common stock through June 30, 2003 in several separate and privately negotiated transactions. These transactions were completed in order to reduce future obligations at a discount, reduce our annual interest and dividend requirements and improve our capital structure. These transactions, including those executed in fiscal 2002, have eliminated approximately $125 million of annual interest and dividend requirements and have reduced these annual requirements to approximately $400 million. We may issue more of our common shares in similar transactions in the future that would result in additional dilution to our common shareowners.

Also included in the results for the nine months ended June 30, 2003 are the proceeds of $113 million from prepaid forward sales agreements for our investment in Corning common stock. These transactions have been reflected as secured borrowings. In addition, we paid the August 1, 2003 semi-annual dividend requirement of $38 million on our 8% redeemable convertible preferred stock with 18 million shares of common stock and $6 million of cash.

33                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Future Capital Requirements

Our near term cash requirements are primarily to fund our operations and restructuring program, capital expenditures, interest and preferred stock dividends and other obligations discussed below. We expect to continue to use cash to meet these requirements throughout the remainder of fiscal 2003 and 2004. We believe our cash and cash equivalents of $4.3 billion and short-term investments of $589 million as of June 30, 2003 are currently sufficient to fund our cash requirements during the next twelve months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. If our sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might be required to obtain additional sources of funds through additional operating improvements, asset sales and financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available, or if available, would have reasonable terms.

On May 28, 2003, we entered into two new senior secured credit agreements with various banks which provide for the issuance of up to $270 million of new letters of credit and the renewal of up to approximately $350 million of existing letters of credit until December 31, 2004. Outstanding letters of credit that were subject to this commitment approximated $300 million as of June 30, 2003. The agreements are subject to certain cash collateral requirements that may increase if we fail to maintain specified levels of consolidated minimum operating income (adjusted for certain defined items) or maintain a minimum amount of unrestricted cash and short-term investments.

On May 28, 2003, we also amended our Guarantee and Collateral Agreement and the Collateral Sharing Agreement. Under these agreements, specified U.S. subsidiaries of the Company have guaranteed certain obligations of the Company and these subsidiaries have pledged substantially all of their assets as collateral. These agreements provide security for certain of our obligations for letters of credit, specified hedging arrangements, guarantees to lenders for vendor financing, lines of credit, an agreement relating to our special purpose trust, and cash management and other bank operating arrangements. The amount of these obligations was $357 million as of June 30, 2003.

We have a mortgage for three of our primary facilities totaling $279 million as of June 30, 2003. We prepaid approximately $240 million of this obligation in August 2003. In addition, we retired some of our debt obligations and convertible securities for $222 million of cash subsequent to June 30, 2003. We may use cash for similar transactions in the future as market conditions permit.

We have agreed to indemnify the Special Purpose Trust ("Trust") and the Trust lenders and investors for certain defaulted principal and interest payments related to customer finance loans held by the Trust that are subject to a dispute with an unaffiliated insurer regarding credit insurance. These funding requirements are approximately $40 million during the remainder of fiscal 2003, $90 million in fiscal 2004 and $216 million thereafter. See Note 11 to our unaudited consolidated financial statements for additional information on the Trust and the dispute regarding insurance coverage.

Our 8% redeemable convertible preferred stock is redeemable at the option of the holders on various dates, the earliest of which is August 2, 2004. Provided certain criteria are met, we have the option to satisfy this put with cash, shares of our common stock or a combination of both. The liquidation value of these securities is $875 million as of August 13, 2003.

We do not expect to make contributions to our U.S. pension plans in fiscal 2003 or fiscal 2004. Our current expected funding requirements for post-retirement healthcare benefits are minimal, if any, in fiscal 2003 and are approximately $300 million to $350 million in fiscal 2004. For more information on these obligations, including their expected longer-term effect on liquidity, see the detailed risk factors included in our Form 10-K for the year ended September 30, 2002. In addition, legislative and regulatory changes are being considered that could alter the manner in which liabilities are determined for the purpose of calculating required pension contributions under ERISA. Depending on the outcome of the proposals, our longer-term funding requirement for our pension plans could be significantly impacted. At this time it is impossible to predict the outcome and therefore the impact on us.

As discussed in more detail in Note 10 to our unaudited consolidated financial statements we may fund up to $315 million of our shareowner litigation settlement with cash, shares of our common stock or a combination of both.

34                                                            Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Customer finance commitments

The following table presents our customer financing commitments as of June 30, 2003 and September 30, 2002 (in millions):

                                                 June 30, 2003                               September 30, 2002
                                   ------------------------------------------     ------------------------------------------
                                      Total                                       Total loans
                                    loans and                                         and
                                   guarantees        Loans       Guarantees        guarantees       Loans       Guarantees
                                   ------------    ----------    ------------     -------------
   Drawn commitments                     $ 573         $ 416           $ 157           $ 1,098        $909            $ 189
   Available but not drawn                  58            16              42                93          51               42
   Not available                             1             1               -               151         151                -
                                   ------------    ----------    ------------     -------------    --------    -------------
        Total commitments                $ 632         $ 433           $ 199           $ 1,342      $1,111            $ 231
                                   ============    ==========    ============     =============    ========    =============
   Reserve                               $ 505                                           $ 951
                                   ============                                   =============

We may provide or commit to additional customer financing on a very limited basis. We are focusing on the largest service providers who typically have less demand for such financing. We currently have only a limited ability to offer customer financing due to our capital structure, credit rating, level of available credit and liquidity. We review requests for customer financing on a case-by-case basis and may offer financing only after a careful review that assesses the credit quality of the individual borrowers, their respective business plans and market conditions. We also consider the likelihood of our ability to sell or transfer the undrawn commitments and drawn borrowings to unrelated third parties. We continue to monitor the drawn borrowings and undrawn commitments by assessing, among other things, the customer's short-term and long-term liquidity position, current operating performance versus plan, execution challenges facing the company, changes in the competitive landscape, and management experience and depth. We undertake certain mitigating actions, including cancellation of commitments, if corrective measures are not taken, depending upon the extent of any deterioration of a customer's credit profile or non-compliance with our loan conditions. Although these actions can limit the extent of our losses, substantial exposure remains to the extent of drawn amounts, which may not be recoverable. Our customer financing commitments were reduced to $632 million as of June 30, 2003, as a result of the settlement of certain fully reserved notes and the expiration of several commitments.

Credit ratings

Our credit ratings as of August 13, 2003 are as follows:

                                                                           Trust
                                Long-term          Convertible           preferred
                                  debt           preferred stock         securities           Last update
                              --------------     ----------------      ---------------    ---------------------
Rating Agency
-------------
Standard & Poor's (a)              B-                 CCC-                  CCC-          July 15, 2003
Moody's (b)                       Caa1                 Ca                   Caa3          November 1, 2002

---------
(a) Rating unchanged since October 11, 2002, however, put on Credit Watch with a negative outlook.

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

35                                                            Form 10-Q - Part I

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

Interest Rate Risk

The fair values of our fixed-rate long-term debt, interest rate swaps, 7.75% trust preferred securities, and short-term investments are sensitive to changes in interest rates. Our portfolio of customer finance note receivables are predominantly comprised of variable-rate notes at LIBOR plus a stated percentage which subjects us to variability in cash flows and earnings due to the effect of changes in LIBOR. Prior to May 2002, our debt obligations primarily consisted of fixed-rate debt instruments while our interest rate sensitive assets were primarily variable-rate instruments. In the latter half of fiscal 2002, we began to mitigate this interest rate sensitivity by adding short-term fixed-rate assets to our investment portfolio and simultaneously entering into interest rate swaps on a portion of our debt obligations to make them variable-rate debt instruments. Under these swaps, we receive a fixed interest rate of 7.25% and pay an average floating rate of LIBOR (1.1% as of June 30, 2003) plus 2.91% on the $500 million of notional amounts of the swaps. The objective of maintaining the mix of fixed and floating-rate debt and investments is to mitigate the variability of cash inflows and outflows resulting from interest rate fluctuations, as well as reduce the overall cost of borrowing. We do not enter into derivative transactions on our cash equivalents since their relatively short maturities do not create significant risk. We do not foresee any significant changes in our risk management strategy or in our exposure to interest rate fluctuations.

Equity Price Risk

Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the high technology and telecommunications industries. As of June 30, 2003, the carrying value of our available-for-sale securities and privately held securities was $3 million and $91 million, respectively. The process of determining the fair values of our privately held equity investments inherently requires subjective judgments. These valuation assumptions and judgments include consideration of the investee's earnings and cash flow position, cash flow projections and rate of cash consumption, recent rounds of equity infusions by us and other investors, strength of the investee's management and valuation data provided by the investee that may be compared with peers. Due to a sustained weakness in the economic environment in both public and private equity markets, we have written down and may continue to write down the carrying value of certain equity investments and incur impairment charges when the declines in fair value are other-than-temporary. Impairment charges of $71 million were recognized during the nine months ended June 30, 2003.

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

36                                                            Form 10-Q - Part I

Item 4.  Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. We periodically review the design and effectiveness of our internal controls over financial reporting worldwide, including compliance with various laws and regulations that apply to our operations both inside and outside the United States. We make modifications to improve the design and effectiveness of our internal control structure, and may take other corrective action, if our reviews identify deficiencies or weaknesses in our controls. We did note some deficiencies in internal controls for a foreign operation in prior years. These deficiencies were not significant and did not materially impact our financial results, and we have taken action which management believes will enhance our controls in this operation. No changes occurred during the quarter ended June 30, 2003 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

37                                                           Form 10-Q - Part II

Item 1.  Legal Proceedings.

Information about legal proceedings is set forth in Note 10 to the consolidated financial statements included in this report.

Item 2.  Changes in Securities and Use of Proceeds.

(c) Sales of Unregistered Securities.

During the three months ended June 30, 2003, Lucent issued a total of 38,152,175 shares of its common stock that were not registered under the Securities Act of 1933 in reliance on an exemption pursuant to Section 3(a)(9) of that Act. These shares of common stock were issued in several separately and privately negotiated transactions occurring on various dates throughout the quarter in exchange for 30,000 shares of our 8% redeemable convertible preferred stock with a liquidation value of $30,000,000; $16,907,007 principal amount of our 7.25% Notes due July 15, 2006; and $17,891,255 principal amount of our 5.5% Notes due November 15, 2008. No underwriters were used for these transactions.

38                                                           Form 10-Q - Part II

Item 5. Other Information.

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

In April 2003, Edward E. Hagenlocker was elected to our Board of Directors and appointed to the Corporate Governance and Compensation Committee of the Board. In July 2003, Karl J. Krapek and Richard C. Levin were elected to our Board of Directors and appointed to the Audit and Finance Committee of the Board. At that time, Robert Denham was elected chairman of the Audit and Finance Committee. Mr. Krapek's term will expire in 2004, Mr. Levin's term will expire in 2005 and Mr. Hagenlocker's term will expire in 2006.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:

See Exhibit Index on page 40 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.

(b) Reports on Form 8-K filed during the current quarter:

         On June 25, 2003, we filed a Current Report on Form 8-K pursuant to
         Item 7 (Financial Statements and Exhibits), to file the Indenture and First Supplemental Indenture between Lucent Technologies Inc. and The Bank of New York.

         On June 5, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events), disclosing Paul Allaire's resignation from the Board of Directors and Robert Denham's appointment as the chair of the Audit and Finance Committee.

         On May 30, 2003, we filed a Current Report on Form 8-K pursuant to Item 7 (Financial Statements and Exhibits) and Item 9 (Regulation FD Disclosure), disclosing the completion of a $1.525 billion convertible debenture offering.

         On May 28, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits), filing and disclosing the $245 million Letter of Credit and $350 million External Sharing Debt Agreement and certain other agreements with JPMorgan Chase Bank and others.

         On April 23, 2003, we filed a Current Report on Form 8-K pursuant to
         Item 9 (Regulation FD Disclosure) to furnish a press release reporting results of our second quarter of fiscal 2003.

         On April 11, 2003, we filed a Current Report on Form 8-K pursuant to
         Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits) filing and disclosing the Equity Distribution Agreement with UBS Warburg LLC to sell up to 100 million shares of common stock.

39                                                                    Form 10-Q

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Lucent Technologies Inc.
                                   Registrant

Date: August 13, 2003

                                          /s/ John A. Kritzmacher
                                          --------------------------------
                                          John A. Kritzmacher
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)

40                                                                    Form 10-Q

                                  Exhibit Index

Exhibit
Number                             Description
-------                            -----------

4.1 Indenture, dated as of June 4, 2003, between Lucent Technologies Inc. and The Bank of New York, as trustee (Exhibit 4.1 to Current Report on Form 8-K filed June 25, 2003).

4.2 First Supplemental Indenture, dated as of June 4, 2003, between Lucent Technologies Inc. and The Bank of New York, as trustee (Exhibit 4.2 to Current Report on Form 8-K filed June 25, 2003).

10.1 Letter of Credit Issuance and Reimbursement Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent (Exhibit 99.1 to Current Report on Form 8-K filed May 28, 2003).

10.2 External Sharing Debt Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent (Exhibit 99.2 to Current Report on Form 8-K filed May 28, 2003).

10.3 Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as collateral agent (Exhibit 99.3 to Current Report on Form 8-K filed May 28, 2003).

10.4 Amended and Restated Collateral Sharing Agreement, dated as of May 28, 2003, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as collateral agent (Exhibit 99.4 to Current Report on Form 8-K filed May 28, 2003).

10.5 First Amendment, dated as of June 6, 2003, to (i) Letter of Credit Issuance and Reimbursement Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent, (ii) External Sharing Debt Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent, (iii) Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as collateral agent, and (iv) Amended and Restated Collateral Sharing Agreement, dated as of May 28, 2003, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as collateral agent (Exhibit 99.1 to Current Report on Form 8-K filed July 15, 2003).

10.6 Second Amendment, dated as of July 7, 2003, to (i) Letter of Credit Issuance and Reimbursement Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent, and (ii) External Sharing Debt Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent (Exhibit 99.2 to Current Report on Form 8-K filed July 15, 2003).

31.1 Certification of Patricia F. Russo required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2 Certification of Frank A. D'Amelio required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32 Certification of Patricia F. Russo and Frank A. D'Amelio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.