Form 10-K
period 2003-09-30
LUCENT TECHNOLOGIES INC
filed 2003-12-09
CIK 1006240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

FORM 10-K
___________________

(MARK ONE)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

COMMISSION FILE NO.: 001-11639

LUCENT TECHNOLOGIES INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	22-3408857
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

600 MOUNTAIN AVENUE, MURRAY HILL, NEW JERSEY	07974
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: 908-582-8500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

See attached Schedule A.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

At November 30, 2003, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $13,300,000,000.

At November 30, 2003, 4,193,550,444 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s annual report to shareowners for the fiscal year ended September 30, 2003 (Part II).

2.	Portions of the registrant’s definitive proxy statement for its 2004 annual meeting of shareowners (Part II and III).

SCHEDULE A

    Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock (par value $.01 per share)	New York Stock Exchange
7.25% Notes due July 15, 2006	New York Stock Exchange
5.50% Notes due November 15, 2008	New York Stock Exchange
6.50% Debentures due January 15, 2028	New York Stock Exchange
6.45% Debentures due March 15, 2029	New York Stock Exchange

This report contains trademarks, service marks and registered marks of us and our subsidiaries, and other companies, as indicated.

PART I

Item 1.    Business

COMPANY OVERVIEW

Lucent Technologies Inc. (referred to in this report as the “Company,” “we,” “us,” “our” or “Lucent”) designs and delivers the systems, services and software that drive next-generation communications networks. Backed by Bell Labs research and development, we rely on our strengths in mobility, optical, software, data and voice networking technologies, as well as services, to create new revenue-generating opportunities for our customers, while enabling them to quickly deploy and better manage their networks. Our customer base includes communications service providers, governments and enterprises worldwide.

We were incorporated in Delaware in November 1995. We were formed from the systems and technology units that were formerly a part of AT&T Corp. (“AT&T”), including the research and development capabilities of Bell Laboratories (“Bell Labs”), and were spun off by AT&T on September 30, 1996. Our principal executive offices are located at 600 Mountain Avenue, Murray Hill, New Jersey 07974 (telephone number 908-582-8500). Our fiscal year begins October 1 and ends September 30. Through a link on the Investor Relations section of our Website, www.lucent.com, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The above reports and other information are available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

MARKET ENVIRONMENT

The global telecommunications networking industry remains challenging and continues to have some degree of uncertainty. Service providers and telecommunications vendors have gone through a major industry restructuring of unprecedented scale. The extreme decline in service provider revenues and spending experienced over the past couple of years is beginning to show signs of leveling off. However significant challenges remain.

End user demand for telecommunications services continues to grow, leading to significant increases in network traffic. As an illustration, a number of market researchers, financial analysts and industry consultants offer some interesting forecasts:

•	Internet bandwidth is forecast to grow at more than 75% annually for the near future.

•	Today it is estimated that there are around 50 million broadband subscribers, and that number is expected to more than double by 2006.

•	The total number of wireless subscribers worldwide exceeded 1 billion in mid-2003, and is anticipated to continue to grow annually by about 9%.

However, telecommunications revenues are not keeping pace with soaring traffic growth. There are a number of key factors behind this traffic revenue imbalance:

•	Users are now accustomed to unlimited access to the Internet at a low fixed price.

•

Flat-rate wireless calling plans, offering “buckets” of wireless minutes for a fixed cost, encourage increased wireless usage. Indeed, many wireline operators are moving toward similar fixed-rate calling plans for traditional telephone calls.

•	The slowing global economy has had a major impact on business and consumer spending, directly leading to a reduction in purchases of telecommunications services.

•

Competition among operators in almost every market segment remains intense, putting pressure on revenue and profit margins. In the United States, due to regulatory changes, long-distance carriers now provide local services while at the same time the incumbent local providers now offer long-distance service. Around the world, mobile telephone service continues to cut into the wired telephony business as more and more users make calls with their mobile phones, often with national calling plans, instead of their home phones.

The net effect is that, with few exceptions, telecommunications operators do not expect their revenue outlook to improve much in the near future.

In many regions, government mandated regulatory changes continue to influence the telecommunications industry. These changes in telecommunications law were designed to liberalize closed markets, encourage competition, create new services and stimulate demand. However, changing legislation has created uncertainty, particularly in the United States. This has caused postponement or cancellation of major network investments and upgrades and has hurt the industry, as it now takes longer to roll out new services or improvements to existing services.

These factors have resulted in telecommunications operators managing their overall business in line with more moderate revenue forecasts and a generally lower economic outlook. The major focus for leading service providers has been on continued reduction of debt, cutting operational costs, cautiously expanding new services and improving the security and reliability of their networks.

We estimate that service providers’ capital spending budgets decreased by approximately 5% to 15% in aggregate from 2002 to 2003 worldwide. The declines are expected to be larger in the United States, where we estimate declines of approximately 15% to 20%. While not as severe as the 30% decline of the previous year, this estimate indicates that most companies remain careful in their investment decisions. Many telecommunications operators have established very stringent formal processes for approval of any network investments, and require much clearer financial justification for significant network investments.

We believe that service provider spending will be flat overall in 2004, compared with service provider spending in 2003, followed by some modest aggregate growth thereafter and eventually returning to growth levels of approximately 3% to 5% per year. While it is widely acknowledged that opportunities are scarcer and smaller than in the past, a huge market remains for leading telecommunications equipment vendors to help customers address their business imperatives.

OUR STRATEGY

We remain primarily focused on addressing the needs of the leading service providers throughout the world. Telecommunications spending remains highly concentrated with the 50 largest service providers responsible for approximately 75% of spending on equipment and services. In addition, the top 20 countries still account for more than 90% of all capital spending by service providers. We are organized to address service providers’ needs globally through two distinct operations: Integrated Network Solutions (“INS”), which is focused on wireline service providers and Mobility Solutions (“Mobility”), which is focused on wireless service providers.

In INS, we are focused on the most immediate and most profitable opportunities in our key areas of strength, which include voice networking, data and network management and optical networking. We work closely with our customers to ensure that our research and development resources are focused in the areas that are important to them. We continue to enhance existing platforms by adding key feature functionality. For example, our 5E-XCTM high-capacity switch improved our embedded base of class 5 switches not only by increasing capacity, but also by adding capabilities that allow a cost-effective migration from circuit to packet. Additionally, in emerging product areas such as metro optical, we introduced new hardware and software products that add functionality to the embedded base.

In Mobility, we plan to lead the migration to next- or third- generation wireless networks, often referred to as 3G, across both CDMA2000 and Universal Mobile Telecommunication System (“UMTS”)* industry standards. Both of these 3G standards leverage Code Division Multiple Access (“CDMA”) technology, which is also known as spread spectrum because it spreads digital calls efficiently and securely across the available frequency spectrum. We believe that we are the leader in spread spectrum technology, and we continue to believe that the key to widespread deployment of 3G networks centers on meeting the enterprise and mass-market consumer demand for

*	UMTS is a trademark of the European Telecommunications Standards Institute.

high-speed mobile data services and low-cost voice services. These services offer the promise of profitable new revenue streams for service providers and provide financial justification for the significant investments in network upgrades to 3G systems.

Lucent Worldwide Services (“LWS”) is leading our strategic effort to become the network integrator of choice for service providers. LWS is positioned to take advantage of the large and burgeoning market for telecommunications support services, which includes professional services, deployment services, maintenance services and managed services. We intend to increase our international presence and capabilities and have plans to penetrate new markets adjacent to the core service provider market, such as government, enterprise and cable.

As part of our growth strategy, we have established our Global Business Partner program to complement our direct sales force. Our Global Business Partner program focuses on using indirect-channel partners, who are third parties that resell our products and services to customers who are not served by our direct sales force. By using indirect-channel partners, we can reduce costs and reach new markets by increasing our market coverage beyond the traditional service provider market and extending our sales reach in selected geographical areas. We have maximized our sales efforts by aligning our indirect-channel partner sales efforts with our direct sales efforts, thus ensuring that customers’ experiences are consistent and achieving cost savings by consolidating marketing and operational support. This program provides us with the opportunity to enter into markets beyond the traditional service provider market, such as the government, enterprise and cable markets.

We are also focused on becoming the leading “network integrator” partner for service providers. We will continue to integrate our own products and those of other vendors into end-to-end network solutions for customers. We have been and will continue seeking out and developing partnerships, such as our established relationships with Juniper and Cisco, in line with our strategy of providing integrated end-to-end carrier grade solutions for our customers. And, we will continue to establish strategic alliances with select industry leaders, such as our established alliances with EMC, Sun Microsystems and others, to extend our reach and creatively approach new markets. Through such partnerships and alliances, we are continually expanding our opportunities, not only in the service provider market, but also in new markets such as government. We plan to expand our capabilities in this area and believe that we are in a strong position to gain share in this growing market.

We strive to be our customers’ partner of choice for providing telecommunications and networking products and services. We believe we have the following strengths that differentiate us from our competitors:

•	Deep experience building and supporting large service providers’ wireline and wireless networks.

•	A product portfolio that enables service providers to drive new revenues, reduce costs, improve security and improve the reliability of their networks.

•	Bell Labs, one of the largest in-house research and development programs focused on service providers.

•	An extensive services capability that enables us to design, build, integrate and manage networks.

•	Network management and software tools to help our customers simplify operations and deliver services faster.

OUR RESTRUCTURING PROGRAM

Beginning in 2001, we embarked on a series of restructuring efforts because of the dramatic downturn in the telecommunications market and the significant reduction in our revenues. These programs were designed to eliminate duplication in functions and activities, centralize other functions and restructure the business to match our strategy. During 2002 and to a lesser extent during 2003, we committed to additional steps in response to the continued downturn in the market. Our restructuring program is essentially complete.

Our restructuring included the following actions: (1) evaluating our manufacturing operations and eliminating some of our manufacturing facilities, (2) making greater use of contract manufacturers, (3) assessing virtually every aspect of our product portfolio and associated research and development (“R&D”), (4) streamlining the rest of our operations to support those reassessments, (5) eliminating some marginally profitable or non-strategic product lines, (6) merging technology platforms, (7) consolidating development activities and (8) eliminating management positions to reduce personnel costs where appropriate. In making these decisions, we have taken and continue to take into account the needs of our largest service provider customers. We have sold assets relating to product lines whose products did not support our large service provider customers or our strategy.

OUR ORGANIZATION

We are organized around two distinct customer segments: INS, focusing on the needs of wireline service providers, and Mobility, focusing on the needs of wireless service providers. We have consolidated sales, product development, product management and general profit and loss responsibilities within each of these two segment organizations. Financial information about each of these segments is set forth in Note 14 to our consolidated financial statements and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report.

Our segments are supported by a number of central organizations, including LWS, Supply Chain Networks (“SCN”), Bell Labs and the Corporate Centers (e.g. finance, human resources, information systems, law, etc.). LWS provides the services that are sold to customers through the two segment organizations. SCN manages the materials and activities necessary to produce and deliver products and services to our customers. Our Corporate Centers provide administrative support to both segments.

Effective October 1, 2003, our reportable segments will change as a result of changes in the financial information that will be reviewed by our chief operating decision maker in connection with resource allocation decisions and performance assessments. The new reportable segments will include INS, Mobility and Services. INS’s and Mobility’s financial performance measure will exclude the revenues and costs associated with services and will be based upon the wireline and wireless product lines.

INTEGRATED NETWORK SOLUTIONS

INS focuses on wireline service providers and offers a broad range of voice networking, data and network management and optical networking products. Our offerings include services provided by LWS and may include products, software and services provided through original equipment manufacturers and our co-marketing and strategic alliances with other businesses. Our voice networking, data and network management and optical products are an integral part of our customers’ networks.

INS’s revenues during fiscal 2003 were approximately $4.2 billion, of which 52% were from customers in the United States. Our revenues are primarily from large, established service providers. Sales to our five largest customers accounted for approximately 41% of our total revenues during fiscal 2003. We sell most of our products and services through our direct sales force, with individual teams that support all significant customers, and, to a much lesser extent, through third-party distributors. We are actively working to enhance our relationships with third party distributors and increase our indirect sales capabilities. As of September 30, 2003, INS had approximately 7,000 employees primarily engaged in product development and sales and marketing activities.

We believe that over time, voice traffic will migrate from existing circuit-switched infrastructure to a packet infrastructure primarily driven by new packet-based end-user devices. These devices, when connected to the packet-switched infrastructure, will offer new kinds of multi-media and voice services. However, we do not believe that wireline service providers will undertake a massive replacement of circuit switches in the near term. They are more likely to pursue new opportunities by overlaying features and functions onto their existing networks.

Our primary focus is on addressing opportunities with our service provider customers, many of which are transitioning from legacy to next-generation architectures. For example, customers are exploring ways to migrate their networks from circuit to packet switching, from SONET/SDH optical voice networks to data-enabled Multiservice Provisioning Platforms, from asynchronous transfer mode (“ATM”) and Internet Protocol (“IP”) transport to Multi-Protocol Label Switched (“MPLS”), from narrowband access to broadband access, and from multiple network operations support systems to integrated network operating systems. We believe that one of the key priorities for service providers is continuing to generate revenues from their existing networks while managing the transition to new architectures.

In voice networking, we are working closely with our customers to help them evolve their 5ESS® circuit-switched platforms to increase capacity, lower cost of operations and accelerate new feature introductions. We have launched an IP Centrex solution that adds interfaces on the 5ESS circuit switch to connect packet-based end-user devices for voice traffic. This allows service providers to serve new types of terminals and offer new services with a small additional investment, while significantly reducing operating expenses.

In 2003, we launched the 5E-XCTM high-capacity switch to direct traffic to and from multiple wireless and long- distance carrier markets. New 5E-XC packet and optical interface units will support new IP endpoints, such as personal computers, IP phones and new IP-enabled mobile phones and handheld devices.

We have developed a single softswitch platform supporting both wireline and wireless applications. We have deployed this platform in customers’ labs, field trials, and commercial service. We have recently increased our investment in wireline softswitch applications to tailor them for carriers that are building new networks, and for carriers that are evolving existing networks to softswitch control.

Driven by service provider interest in offering new revenue-generating services to subscribers, we have assembled a set of offers that enable service providers to evolve their circuit-switched and data networks to Voice-over-IP (“VoIP”) networks. These offers comprise applications such as messaging and Web portal software, intelligent call control systems, such as the Lucent softswitch and 5E-XC switch, transport systems, such as AnyMedia® access systems and APX® universal gateways, and Navis® network management software.

In the packet-switched network core, we are committed to helping our customers migrate to MPLS networks. MPLS is a protocol or procedure for regulating the transmission of data through a network using multiple types of traffic, such as frame relay, ATM and IP.

In May 2003, we announced a partnership with Juniper Networks to deliver unified solutions, made up of Lucent and Juniper systems and software, to help customers migrate data networks to MPLS and to deliver revenue-generating frame relay, ATM, IP, virtual private network (“VPN”), digital subscriber line (“DSL”) and optical services. Components of these offers include the Lucent GX550® multiservice core switch, the CBX500® multiservice switch, the PSAXTM multimedia gateway, Lucent Navis® software and Juniper routers.

In our Data and Network Management line of products, which includes Stinger® DSLAM, AnyMedia Access Systems, and Universal Gateway products, we continue to invest to meet customer commitments, and we have a clear focus on reducing the manufacturing costs of these platforms.

In optical networking, our primary focus and near-term investment planning is on metro optical products, which support local metropolitan area networks and for which there is a strong market demand. The market for core optical long-haul equipment has slowed because of significant overbuilding in the past three years.

Another area where we continue to make significant investments is network management software. Our Navis® iOperations software portfolio is focused on simplifying network management for our customers, reducing costs, improving reliability and helping them accelerate the time to market for voice and data services. These areas are critical to the business success of our customers, and we believe there will be an increasingly strong demand for these types of management solutions. Many service providers have deployed our software products.

We offer products within the following categories.

Voice Networking Products

Primarily used for voice communications, circuit switching is a networking technology that uses switches to transmit, or “switch,” communications from one location to another within the network. Circuit switching has been used in telephone networks for decades. In a traditional circuit-switched telephone call, the telephone network creates dedicated connections so that the person placing the call can communicate with the person receiving the call. When the call is placed, the network determines a path for the call, and all communications during that call are transmitted over that path. The telephone line and other network resources are then dedicated to that particular call and cannot be used for any other purpose, including any other call.

Packet switching is a more recent technology that has historically been used for data communications. The Internet uses IP switching, a specific type of packet switching, to connect the end user to the servers where the Web pages reside. In packet-switched networks, information is divided into small segments called packets in IP networks, cells in ATM networks and frames in frame-relay networks. Packets are then sent independently, possibly over different paths, through the network from the originating end of the transmission to the destination. At each step along the way, the network can determine the “next step” that a particular packet should take. As the packets arrive at the destination, they are reassembled into the original information.

Packet switching has an advantage over circuit switching in that it allows information streams to more efficiently share network resources, because a path is not dedicated to each information stream, as in circuit switching. However, packet switching can have lower transmission quality than circuit switching because packets may get delayed or lost in transit. New protocols, or procedures, between packet switches allow the network to maintain quality transmission of information by tagging each information packet with a description of the type and importance of its content. MPLS is such a protocol for regulating the transmission of data through a packet network. MPLS allows multiple types of traffic (data, voice and video) to cross a packet-switched network without loss of quality.

Data and Network Management Products

Data and network management products provide a means of connecting the end user to the rest of the network. Our data and network management product line includes access through twisted copper wires, which is the wiring commonly used in local telephone networks. Voice traffic has traditionally been, and continues to be, connected to circuit switches through circuit-switched access products. This allows one voice call per pair of copper wires. More recent access technologies, such as DSL, allow faster transmission of data, multiple voice connections and even video streams over one pair of copper wires. INS has three families of products, two fully specialized at providing DSL service with high speeds at low cost and the other aimed at providing a flexible mix between traditional voice access and DSL access. Other access technologies allow packet-and circuit-switched networks to communicate with each other. An example is our Universal Gateway line of products, which allow end users to dial over a circuit-switched connection (traditional phone call) and then interface with a packet-switched network, such as the Internet.

Our Network Operations Software solutions manage network performance for wireline and wireless service providers, as well as their customers. Our software allows providers to maximize their existing network operations while permitting easy integration of new services and technologies as they grow. We recently announced three new software solutions designed to allow service providers to simplify the management of their networks and deliver high-margin services, such as DSL service, quickly to their customers.

Optical Networking Products

Optical networking products include laser-based transmission systems that transport information between and among switches and other network components by release of light particles. Optical networking is made possible by photonics, a technology that uses light particles, or photons, to transport information over glass fibers in optical fiber cables. These systems include core backbone high-capacity systems, the central portion of network equipment, as well as lower-capacity metropolitan systems (local networks).

Core optical networking systems expand and speed optical signals over fiber cable for the ”core,” or central portion, of a service provider’s network and allow these customers to increase the amount of traffic transmitted over their fiber optic networks. The core network equipment is responsible for moving voice, data and video traffic from origin to destination and connecting radio base stations to the public voice and data networks.

Metro optical networking systems, another group of optical networking products, are designed to aggregate and increase the use of fiber optic systems for both voice and data traffic for local carriers or networks located in metropolitan areas. This family of optical networking products gives service providers fast, efficient information transport over fiber optic lines.

MOBILITY SOLUTIONS

Mobility’s revenues during fiscal 2003 were approximately $4.0 billion. Although products and services are provided to wireless service providers on a worldwide basis, approximately 67% of Mobility’s fiscal 2003 revenues were related to U.S. customers, of which 90% were concentrated with four large U.S. service providers. We primarily sell to customers through our direct sales force. As of September 30, 2003, Mobility had approximately 6,000 full-time employees engaged mainly in product development and sales and marketing activities.

Mobility is focused on providing spread-spectrum solutions, both CDMA and UMTS, which includes WCDMA, to wireless service providers. We are also working on creating relationships with other equipment vendors to help us offer best-in-class, end-to-end solutions and products. Where Mobility feels it cannot develop best-in-class products in house, we look to partner with companies that can supply products which will enhance the value proposition we offer to our customers.

Our primary focus is on two technologies, CDMA and UMTS. However, we continue to meet ongoing customer commitments for other technologies such as Time Division Multiple Access (“TDMA”) and Global Systems for Mobile Communications (“GSM”). The most important products in Mobility’s CDMA and UMTS portfolios are developed internally, including radio access products, circuit and packet core backbone networks, and network management, application and service delivery systems. We also tap into INS’s strengths in voice networking, data and network management and optical networking, and we leverage the expertise of LWS.

We believe our strength and track record in spread-spectrum technologies has uniquely positioned us for the global migration of our customers and potential customers to 3G wireless networks. Our emphasis is on providing the equipment and services that our customers need to evolve from their current second generation (“2G” and “2.5G”) technology to the 3G spread-spectrum technologies of CDMA2000 and UMTS.

The International Telecommunications Union, an international standards body that operates as part of the United Nations, has been instrumental in promulgating a vision of 3G that embraces a wide variety of spread-spectrum technologies, technologies we have helped develop. We continue to be the global leader in CDMA spread-spectrum networks, with more than 90,000 base stations providing commercial service around the world. More than 50,000 of those base stations provide 3G services for our customers today. We have built 27 3G networks in 14 countries, equal to 43% of the 63 3G commercial networks deployed. We also have ongoing UMTS customer trials with Telefonica Spain, T-Mobile Germany and AT&T Wireless.

We have already brought to market spread-spectrum CDMA2000 networks in North America, South America, China, India, Asia, Eastern Europe and Russia, and we continue to make progress in penetrating the European and U.S. markets with UMTS.

Based on the existing 3G migration plans from leading service providers around the world, we expect that the great majority of future 3G mobile users will access voice and high-speed data services through a CDMA2000 or UMTS network. However, we cannot be certain that the spread-spectrum technologies we are focused on will become the dominant standards for 3G wireless networks. Demand for enterprise mobile data services is a major driver behind 3G CDMA2000 and UMTS spending. New CDMA opportunities are less frequent now, but we believe the market is sustainable, with successful deployments of CDMA2000 in Korea, new networks in China and with Reliance and Tata in India, and the launch of 3G1X CDMA in Eastern Europe and Russia. Sprint and Verizon have launched our CDMA upgrades in North America. The UMTS market also continues to gain momentum, with Hutchison commercial launches in the U.K., Italy, Sweden and Australia. However price and availability of devices remain challenging.

Some of our competitors continue to invest heavily in 3G alternatives in the United States, and these alternatives continue to pressure our products. We regard these alternative technologies as complementary to 3G; for example, we are developing offerings that integrate 3G wide-area cellular with Wi-Fi (wireless fidelity) for seamless secure roaming service. Some of our competitors invested heavily in GSM and the future evolution of TDMA-based technology to 2.5G (GPRS) and EDGE, a technology path in which we have decided not to invest. These competitors have developed products to help their GSM service provider customers migrate to 3G through technology swapouts, rather than deploy new 3G networks. Two of the major service providers in the United States have chosen this path. However, they continue to plan for UMTS. We believe that EDGE will have a limited impact on the value of UMTS, as spread-spectrum will provide superior performance both technically and economically.

The industry forecasts for investment in 3G networks over the next three years continue to vary widely. Financial and market conditions have driven some service providers to delay their 3G deployments or abandon their plans to deploy 3G. Operators are under pressure to achieve a positive cash-flow position, which has increased competitive pricing and slowed investment.

We believe that service providers will begin investing in 3G networks as their enterprise or business customers demand more mobile high-speed data services. However, the demand for these services has not been sufficient to compel service providers to make the required network investments. We believe that wireless operators are aligning with our strategy to offer such services initially to their business customers.

Our strategy continues to evolve beyond just a focus on high-speed data for enterprises to include other opportunities that will allow us to leverage the unique capabilities of spread-spectrum. We are actively positioning 3G to address public-sector applications such as homeland security, public safety, and government field operations. We are also developing solutions that take advantage of 3G’s spectral efficiency which enable operators to offer high volume, highly economical voice services. All of our solutions are developed with a phased approach to the market, ensuring that we and the mobile operator are focused on meeting the needs of end users as each segment of the market develops.

We also continue to use primary market research to anticipate rather than react to changes in the marketplace. Understanding the needs of our customers and of end users allows us to differentiate ourselves in the marketplace. We are increasing our understanding of our customer needs by meeting with our customers more frequently and by establishing the Lucent Demand Creation program. Through this deep customer understanding, we are enhancing our ability to improve the profitability and efficiency of operator networks by creating bundled products and services that can be delivered as condensed business solutions. Integral to each solution, are operator value propositions and flexible business models that qualitatively and quantitatively demonstrate how operators can succeed best with us.

In order to expand our abilities to deliver end-to-end solutions to the marketplace, we are selectively using third-parties for integration in the enterprise environment. We will also continue to use partners with the best end-user customer relationships as advocates for our solutions, stimulating demand for services based on our offerings. For example, we have entered into a reseller agreement and joint development agreement with Cisco in order to integrate our own products and those of other vendors into the end-to-end network solutions for our customers.

We offer products within the following categories.

Base Station Products

Base stations provide the radio links that transmit and receive wireless subscriber calls and manage handoffs as customers move from cell to cell (a cell is the area in which calls are handled by a particular base station). Each radio base station covers a specific geographic area and has the capacity to handle a certain amount of subscriber traffic. Typically, base station equipment represents a significant portion of capital equipment cost for a mobile operator.

The Flexent® OneBTS® base station is the newest member of our base station family. It supports CDMA and UMTS technologies and will be our primary platform for UMTS network deployments. The Flexent® OneBTS® base station addresses the form, fit and function of future assemblies in a modular fashion, so current investment is not likely to be lost as the cell evolves to include expanded capacity in wireless voice and/or data transmissions. Our family of Flexent® base station products supports virtually all major radio access technologies.

Core Network Equipment

Core network equipment is responsible for connecting radio base stations to the public voice and data networks. The primary element of the core network for voice traffic is the mobile switching center (“MSC”). MSCs transfer calls within the wireless network and interface to the public switched telephone networks. The majority of these voice and packet data core network products are provided by the INS segment.

Our 5ESS®-2000 switch has advanced switching, signaling and administrative capabilities to deliver standard MSC functionality cost effectively. It is a multipurpose, flexible modular platform capable of supporting both wireline and wireless telecommunications applications. For our existing wireless customers, we expect to continue to support the 5ESS-based MSC and provide a smooth transition to the new Softswitch-based technology.

Our Softswitch-based 3G MSC provides integrated voice and data services that use open application programming interfaces (applications for which the code is published), enabling providers to create new, innovative services for the mobile Internet.

Network Management Products

Operations and maintenance centers, which are essentially software systems, allow service providers to provision, diagnose and administer their wireless networks. Our Mobility segment will utilize our Navis® network operations platforms as well as third-party systems to provide these products, depending on the customer environment.

Applications and Service Delivery Products

The MiLifeTM applications platforms allow a wireless service provider to easily introduce personalized mobile services. These platforms are used to support mobile applications and services developed by us and by third parties.

LUCENT WORLDWIDE SERVICES (LWS)

Even with the telecommunications market as challenging as it is, services remain an opportunity for near-term revenue potential. We believe our customers spend about $30 billion annually on services performed themselves or by third parties. LWS is looking to leverage its core competencies, strengthen its position in network optimization and multivendor network integration, and expand into new areas such as managed services and outsourcing.

LWS’s revenues during fiscal 2003 were approximately $1.8 billion, of which 65% was generated in support of INS customers and 35% in support of Mobility customers. LWS personnel are organized and deployed on a regional basis. Our U.S. services revenues represented about 55% of our total services revenues during fiscal 2003. As of September 30, 2003, we had approximately 11,000 employees dedicated to professional services, deployment services, and operational and maintenance services.

We believe services will differentiate us in the marketplace, based on our excellent customer service, multivendor capabilities and Bell Labs innovations. We have one of our industry’s largest groups of skilled technicians, consultants, engineers and installers serving our top customers. We offer multitechnology and multivendor services solutions focused on customer problems in the following areas:

•

Professional Services:    These services help our customers identify network areas where they can capitalize on high-margin opportunities, apply proven tools and techniques to optimize performance and reduce operating expenses, and plan evolution to protect their network investment and increase profits. Our enhanced engineering services help our customers determine the best configuration for maximizing traffic capacity and for achieving other operational efficiencies. These services also provide our customers with “in service” upgrades to help them migrate to new technologies. Our enhanced technical services help carriers maintain a high-performing network by identifying and correcting network performance issues, balancing traffic loads and integrating new multivendor equipment and software into a live system. We often help our customers improve their network quality by troubleshooting, by reporting and resolving problems and by providing on-the-job training to their staff. Professional Services revenues accounted for approximately 20% of fiscal 2003 LWS revenues.

•

Deployment Services:    These services help our customers bring their equipment online in an efficient manner and allow them to begin generating revenues more quickly. Our equipment and field engineering services provide analysis, identification and documentation of detailed hardware and software specifications for new multivendor networking equipment to help ensure smooth deployments. We build and expand wireline and wireless networks globally and provide on-site configuration, testing and network connectivity of the equipment following installation. We also can perform a complete inventory, inspection, assembly, configuration and testing of network equipment at one of our staging facilities prior to deployment in order to deliver a complete ready-for-installation system at a customer site. Deployment Services revenues accounted for approximately 40% of fiscal 2003 LWS revenues.

•

Maintenance Services:    These services help our customers maximize the performance of their multivendor networks and maintain network reliability and availability to ensure quality of service. We have the capabilities to provide technical support either remotely via phone or modem for rapid response, diagnosis and resolution or through on-site technical specialists supplementing the service provider’s staff. Maintenance Services revenues accounted for approximately 40% of fiscal 2003 LWS revenues.

We also provide services that help our customers manage and focus their business on their core competencies by outsourcing to Lucent such network functions as operations and maintenance and such other functions as planning and design. They can rely on network management services provided through our interconnected Global Network Operations Centers in the United States, Europe and Asia. We often refer to these services as managed services.

We are focused on areas that customers tell us matter most to them in today’s industry downturn. These areas include revenue recovery, network performance and optimization, inventory management, network security and technology migration. We also perform work for our customers on multivendor networks. Key to helping our customers in all these areas is the expertise of our R&D unit, Bell Labs. Based on Bell Labs innovations, we develop tools that our engineers use to deliver our services, combining expert skills, models and methodologies. This not only differentiates our services, but also solidifies our relationships with key customers.

COMPETITION

The global telecommunications networking industry is highly competitive. Our current principal competitors include Alcatel, Ciena Corporation, Cisco Systems, Inc., LM Ericsson Telephone Company, Fujitsu Limited, Huawei Technologies, Motorola Inc., NEC Corporation, Nokia Corporation, Nortel Networks Corporation, Samsung Networks Inc. and Siemens AG. Some of our competitors, such as Alcatel and Nortel, compete across many of our product lines, while others compete in a smaller subset of our products.

We expect that the level of competition will intensify, for several reasons. First, most industry participants will seek to strengthen their relationships with large service providers, as these providers represent approximately 75% of global carrier spending. The collapse of competitive local exchange carriers and other competitors of incumbent carriers has resulted in fewer customers. In addition, the large service providers have been consolidating, thus giving the remaining service providers additional buying power. Furthermore, as service providers continue to reduce their capital spending, there will be fewer sales opportunities.

Many factors influence our ability to compete successfully in our industry, including:

•	The quality, performance, reliability, price and market acceptance of our products.

•	The market acceptance of our competitors’ products.

•	The efficiency and quality of the production and implementation of our products.

•	Our ability to develop appropriate technologies and introduce new products and services and value-added features on a timely basis.

•	Our willingness and ability to provide or arrange customer financings in certain emerging United States and non-United States markets.

•	Our customer support and our reputation.

We believe we are currently among the top suppliers of products and services to wireline and wireless service providers. However, a number of our competitors are very large companies with substantial technical, engineering and financial resources, brand recognition and established relationships with service providers. In addition, we may from time to time face new competitors, including entrants from the telecommunications, computer software, data networking and semiconductor industries. These competitors may be able to offer lower prices, additional products or services or other incentives that we cannot or will not match or do not offer. They may also be in a stronger position to respond quickly to new or emerging technologies and to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to our potential customers, employees and third-party agents.

NON-U.S. OPERATIONS

We have operations in foreign countries, including manufacturing facilities and system integration centers, sales personnel and customer support operations. For fiscal 2003, we derived approximately 40% of our revenues from sales outside the United States. We are dependent on international suppliers for many of our parts and for the manufacturing of some of our products. We intend to continue to pursue opportunities in markets outside the United States, giving careful consideration to the nature of each opportunity and the choice of each market. Therefore, we will continue to be subject to the risks inherent in doing business in foreign countries. In many non-U.S. markets, long-standing relationships among our potential customers and our competitors, as well as protective regulations (including local content requirements), create barriers to our entry and can adversely affect our ability to capitalize on the opportunities in these markets. Also, pursuit of non-U.S. opportunities may require us to make significant investments for an extended period before we can realize returns on such investments, if any. Our ability to compete and our investments in some countries can be adversely affected by difficulties with respect to protecting intellectual property, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation and other factors, depending on the country.

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

Bell Labs has become more focused as we reorganized or divested various businesses, such as Agere, Avaya, the optical fiber business and the power systems business. Bell Labs’ researchers and developers associated with those businesses were relocated to work with the new companies. At the same time, certain areas of R&D work grew. For example, Bell Labs has increased its work on technologies to further the development of our service intelligent architecture. We plan to continue to invest in the R&D efforts of Bell Labs because we believe it gives us a competitive advantage in developing innovative technologies. There are approximately 9,000 employees in Bell Labs, which includes R&D, services and technical staff. Most of these employees serve in R&D roles in our INS and Mobility segments. There are approximately 1,100 employees supporting R&D efforts within Bell Labs core research group.

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

The key functions of SCN include: identifying the sources of raw materials, sub-assemblies, and finished goods that are needed to support our product lines; establishing and managing relationships with component vendors and our electronic manufacturing service providers to ensure continuity of supply at the required price and quality; managing the customer order through delivery, including execution in our systems integration centers and the distribution network required to deliver product and services to our customers; and driving the engineering effort across the product life cycle by working closely with our product management and development teams to ensure lowest cost designs through low cost and standardized component selection, optimizing sourcing strategies, aiding new product introductions, and maximizing post-development cost reduction opportunities.

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

We currently have contracts with contract manufacturers, who we also refer to as electronic manufacturing services providers (or EMS providers), around the world. These providers manufacture a significant amount of our product lines. These providers include Celestica, Solectron, Jabil, Sanmina and other local providers in various regions. SCN controls source selection on all components. On non-strategic components, our manufacturing providers use their leverage and global buying power to negotiate the best price on components from vendors we approve.

CORPORATE HEADQUARTERS

We rely on centrally managed but locally deployed corporate support groups that include cash management, legal, accounting, tax, public relations, insurance, advertising, human resources and data services.

BACKLOG

Our backlog was $2.2 billion and $1.9 billion as of September 30, 2003 and 2002, respectively. Substantially all of the orders included in the September 30, 2003 backlog are scheduled for delivery during fiscal 2004. However, all orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, customers may be able to cancel some orders without penalty, and we may elect to permit cancellation of orders without penalty where management believes that it is in our best interest to do so. In addition, some customers may become unable to pay for or finance their purchases as a result of deterioration in their financial position.

SEASONALITY

Our revenues and earnings have not followed a consistent pattern and have not demonstrated seasonal characteristics.

PATENTS, TRADEMARKS AND OTHER INTELLECTUAL PROPERTY RIGHTS

We have patents to protect some of our innovations and proprietary products and technology. We market our products and services primarily under our own names and marks. We consider our patents and trademarks to be valuable assets. Many of our trademarks are registered throughout the world. We currently own more than 6,600 patents in the United States and 7,200 patents in foreign countries. The foreign patents are, for the most part, counterparts of our U.S. patents.

Our intellectual property licensing division licenses, protects and maintains our intellectual property and enforces our intellectual property rights. This responsibility includes licensing our patents and technology to third parties and negotiating agreements regarding our licensing of intellectual property from others. Many of our patents are licensed to other companies with large patent portfolios, and we are licensed to use patents owned by these other companies. We also have cross-licensing arrangements with our former affiliates, Agere, AT&T, Avaya and NCR.

We rely on patent, trademark, trade secret and copyright laws both to protect our intellectual property, including our proprietary technology, and to protect us against claims from others. We believe that we have direct intellectual property rights or rights under cross-licensing arrangements covering substantially all of our material technologies. However, third parties may assert infringement claims against us or against our customers in connection with their use of our systems and products. When infringement claims are made against our customers or us, the outcomes of these claims are sometimes difficult to predict because of the technological complexity of our systems and products.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” ”anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

RISKS RELATED TO OUR BUSINESS

Our business, our future performance and forward-looking statements are affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic and political conditions (including the global economy), interest rate and currency exchange rate fluctuations and other events. The following items are representative of the risks, uncertainties and other conditions that can impact our business, our future performance and the forward-looking statements that we make in this report or that we may make in the future.

If The Telecommunications Market Does Not Improve, Or Improves At A Slower Pace Than We Anticipate, Our Results Of Operations Will Continue To Suffer.

Beginning in fiscal 2001 and continuing through fiscal 2003, the global telecommunications market has significantly deteriorated, reflecting a significant decrease in the competitive local exchange carrier market, failures of many other start-up telecommunications service providers and a significant reduction in capital spending by established service providers. Our sales and results of operations have been adversely affected by this market deterioration.

If capital investment levels by service providers continue to remain stagnant, or if the telecommunications market does not improve or improves at a slower pace than we anticipate, our revenues and profitability will continue to be adversely affected. In addition, if our sales volume and product mix do not improve, our gross margin percentage may not improve as much as we expect, resulting in lower than expected results of operations. These factors may fluctuate from quarter to quarter.

The significant slowdown in capital spending in our target markets has created uncertainty as to the level of demand in those markets. In addition, the level of demand can change quickly and can vary over short periods of time, including from month to month. As a result of the uncertainty and variations in our markets, accurately forecasting revenues, results and cash flow remains difficult.

If We Continue To Incur Net Losses And Have Negative Operating Cash Flow, Our Ability To Satisfy Our Cash Requirements May Be More Difficult.

We incurred net losses of approximately $770 million, $11.8 billion and $16.2 billion in fiscal 2003, 2002 and 2001, respectively.

We showed operational improvement in fiscal 2003, after significant net losses in fiscal 2002 and 2001. We are working to achieve sustainable profitability during fiscal 2004 with a gross margin rate of approximately 35%. However, there can be no assurance that we can return to profitability in the future. If we fail to generate sufficient operating income and net income, we could have difficulty meeting our cash requirements, including our debt obligations.

Our Strategic Direction And Restructuring Programs May Not Yield The Benefits We Expect And Could Even Harm Our Financial Condition, Reputation And Prospects.

In connection with our strategic direction and our restructuring program, we have substantially completed each of the following: exiting certain product lines, outsourcing the manufacturing of most of our products, selectively disposing of certain of our businesses and facilities, reducing the number of countries in which we operate and significantly reducing our workforce. These activities were designed to help bring us back to profitability.

If the markets for our products do not improve, we may need to take additional restructuring actions to address these market conditions. Any such additional actions could result in additional restructuring charges.

Our restructuring programs and our current business plan are designed to help us generate profits and positive cash flow. Although we were profitable in the fourth quarter of fiscal 2003, we cannot be certain that we will return to sustainable profitability and positive cash flow within the time period we are targeting. Our fiscal 2004 plan to achieve profitability is based on achieving several financial goals, including a gross margin rate in the 35% range. If we cannot sustain this level or otherwise reach our financial goals, we may not be able to obtain the cash flow and profitability levels we expect.

We Have Substantial Cash Requirements And May Require Additional Sources Of Funds. Additional Sources Of Funds May Not Be Available Or May Not Be Available On Reasonable Terms.

We have substantial cash requirements in both the near term and long term in connection with our operations, capital expenditures, restructuring programs, debt service obligations and pension and postretirement benefit plans. We may also fund up to $315 million of our shareowner litigation settlements with cash, shares of our common stock or a combination of both and could be required to fund up to an additional $279 million of certain obligations of the special purpose trust due to the denial of credit insurance by an unaffiliated insurer. In addition, new product development, which is key to the success of our business, is cash intensive. We cannot provide assurance that our actual cash requirements will not be greater than we currently expect. If the cash we generate from our operations or from other sources is not available when needed or is insufficient to satisfy our requirements, we may require additional sources of funds through additional operating improvements, asset sales and financing from third parties, or a combination thereof.

On May 28, 2003, we entered into two new senior secured credit agreements with various banks, which provide for the issuance or renewal of letters of credit. These agreements are subject to certain cash collateral requirements. If we fail to maintain specified levels of consolidated minimum operating income (adjusted for certain defined items) or maintain a minimum amount of unrestricted cash and short-term investments, we may be required to provide cash collateral to support letters of credit.

Most of our assets and the assets of our significant U.S. subsidiaries are pledged to secure many of our obligations for letters of credit, some of our hedging arrangements, guarantees to lenders for vendor financing, lines of credit, an agreement relating to our special purpose trust, certain debt obligations and cash management and other bank operating arrangements. With many of our assets pledged to secure these obligations, we may have limited access to other sources of credit because most of our assets and most of our U.S. subsidiaries’ assets are encumbered.

We cannot assure that any other funds or additional sources of funds would be available or available on reasonable terms if we need these funds. If we do not generate sufficient amounts of capital to meet our cash needs at the times and on the terms required, our business will be adversely affected.

Our Credit Ratings May Be Reviewed For Downgrade, Put On Credit Watch Or Actually Downgraded, Which Could Adversely Affect Our Results Of Operations.

Declines in our credit ratings have resulted in increased costs on certain of our financing arrangements. In addition, we have experienced reduced access to credit markets and declines in the price of our common stock, convertible preferred stock, trust preferred securities and debt securities.

There can be no assurance that our credit ratings will not be reduced in the future by Moody’s, S&P or any other ratings agency. In addition, our current credit ratings may make some customers unwilling to do business with us on normal terms and conditions, or at all.

We Operate In A Highly Competitive Industry. Our Failure To Compete Effectively Would Harm Our Business.

The industry in which we operate is highly competitive, and we expect that this level of competition on pricing and product offerings will continue. Factors that could affect our ability to compete successfully in the industry include the quality, performance, price, reliability, mix and market acceptance of our products; market acceptance of our competitors’ products; efficiency and quality of the production and implementation of our products; and our customer support and reputation.

We have a number of existing competitors, some of which are very large, with substantial technological and financial resources, brand recognition and established relationships with global service providers. In addition, new competitors may enter the industry as a result of shifts in technology. These new competitors, as well as existing competitors, may include entrants from the telecommunications, computer software, computer services, data networking and semiconductor industries. We cannot assure you that we will be able to compete successfully against existing or future competitors. Competitors may be able to offer lower prices, additional products or services or a more attractive mix of products or services, or services or other incentives that we cannot or will not match or do not offer. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. Because we have a unionized workforce at some locations and because many of our main competitors are not unionized to the same extent, or at all, unless our labor contracts improve, our costs will be higher and our profitability may be lower than those competitors.

In addition, as a result of our credit ratings, we may have less liquidity and a more limited access to the capital markets than some of our competitors. Therefore, these competitors may be better positioned to withstand a prolonged downturn in the industry or in the economy as a whole.

A Small Number Of Our Customers Account For A Substantial Portion Of Our Revenues, And Our Revenues Are Concentrated On The Telecommunications Service Provider Market. The Loss Of One Or More Key Customers Or Reduced Spending In Our Single Market Could Significantly Reduce Our Revenues, Profitability And Cash Flow.

We rely on a few large customers to provide a substantial portion of our revenues. These customers include: AT&T, BellSouth, SBC, Verizon and Verizon Wireless. Verizon and Verizon Wireless together accounted for approximately 22% of our fiscal 2003 revenues and 19% of our fiscal 2002 and 2001 revenues. Our strategy is to target our products and services to the world’s largest service providers. The telecommunications industry has recently experienced a consolidation of both U.S. and non-U.S. companies. As a result of these factors, it is likely that in fiscal 2004 and subsequent years an even greater percentage of our revenues will be attributable to a limited number of large service providers than in years past.

Reductions in, delays in or cancellations of orders from one or more of our significant customers or the loss of one or more significant customers in any period could have an adverse effect on our revenues, profitability and cash flow. In addition, our concentration of business in the telecommunications service provider market makes us extremely vulnerable to downturns or slowdowns in spending in that market.

We Are Exposed To The Credit Risk Of Our Customers.

Our credit exposure to our customers makes us vulnerable to downturns in the economy or in the industry and to adverse changes in our customers’ businesses. Many of the customers to whom we provide financing or with whom we have contracts have been negatively affected by the continued softening in the telecommunications market. Some have filed for bankruptcy or been declared insolvent. As a result, we wrote off some of our accounts receivables and many of our customer financings and sold others at significant discounts. We also recorded reserves or write-offs in our financial statements and may have to record additional reserves or write-offs in the future.

We Rely On Third Parties To Manufacture Most Of Our Products And To Provide Substantially All Of Our Components. If These Third Parties Fail To Deliver Quality Products And Components At Reasonable Prices On A Timely Basis, We May Alienate Some Of Our Customers, And Our Revenues, Profitability And Cash Flow May Decline.

We use contract manufacturers significantly as an alternative to manufacturing our products ourselves. If these contract manufacturers do not fulfill their obligations to us or if we do not properly manage these arrangements, our customer relationships may suffer. In addition, since we rely more heavily now than previously on contract manufacturers, we may have fewer employees with the expertise needed to manage these third-party arrangements. In relying more on third parties, we run the risk that the reputation and competitiveness of our products and services may deteriorate because we have less control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement or maintain manufacturing methods appropriate for our products and customers.

In addition, our supply chain and manufacturing process relies on accurate forecasting to provide us with optimal product margins and profitability. However, because of market uncertainties, accurate forecasting is very difficult.

We Have Long-Term Sales Agreements With A Number Of Our Large Customers. Some Of These Agreements May Prove Unprofitable As Our Costs And Product Mix Shift Over The Lives Of The Agreements.

We have entered into long-term sales agreements with a number of our large customers. Some of these sales agreements require us to sell products and services at fixed prices over the lives of the agreements, and some require us to sell products and services that we would otherwise discontinue, thereby diverting our resources from developing more profitable or strategically important products. The costs we incur in fulfilling some of our sales agreements may vary substantially from our initial cost estimates. Any cost overruns that we cannot pass on to our customers could adversely affect our results of operations.

If We Fail To Maintain A Product Portfolio That Is Attractive To Our Customers, Enhance Our Existing Products And Keep Pace With Technological Advances In Our Industry, Or If We Pursue Technologies That Do Not Become Commercially Accepted, Customers May Not Buy Our Products, And Our Revenues, Profitability And Cash Flow May Be Adversely Affected.

The demand for our products can change quickly and in ways that we may not anticipate because markets for our principal products are characterized by the following conditions: rapid, sometimes disruptive technological developments; evolving industry and certification standards; frequent new product introductions and enhancements; changes in customer requirements and a limited ability on our part to accurately forecast future customer orders; evolving methods of building and operating telecommunications systems for our customers; and short product life cycles with declining prices over the lives of products. For example, two of our U.S.-based Mobility customers, AT&T Wireless and Cingular, have selected alternatives to the Time Division Multiple Access technology that we previously sold to them. We do not have products for all of the alternative technologies these two customers selected. Approximately 50% of the decline in our U.S. Mobility revenues in fiscal 2003 compared with fiscal 2002 was attributable to these two customers.

Our operating results depend to a significant extent on our ability to maintain a product portfolio that is attractive to our customers, to enhance our existing products, and continue to introduce new products successfully and on a timely basis. New technological innovations generally require a substantial investment before any assurance is available as to their commercial viability, which depends, in some cases on certification by U.S. and non-U.S. standards-setting bodies.

If we fail to make sufficient investments or if we focus on technologies that do not become widely adopted, other technologies could render our current and planned products obsolete, resulting in the need to change the focus of our research and development and our product strategies. This would disrupt our business significantly. Being one of the first to make a new product available is important to the success of that product, and any delays in bringing a new product to market could have a negative effect on our results of operations. Accordingly, when we develop appropriate technology, this technology may not be successful if we fail to bring it to market in a timely and commercially feasible manner.

For example, the market for universal mobile telecommunications systems, or UMTS, has been extremely slow to develop, and service providers have made significantly less investment in this technology than previously expected. If the UMTS market does not develop, or if customers select other technologies instead of UMTS, we will lose a significant market and will be unable to recoup the significant investment we have made in UMTS.

Many Of Our Current And Planned Products Are Highly Complex And May Contain Defects Or Errors That Are Detected Only After Deployment In Telecommunications Networks. If That Occurs, Our Reputation May Be Harmed.

Our products are highly complex, and some of them can be fully tested only when deployed in telecommunications networks or with other equipment. From time to time, our products have contained undetected defects, errors or failures. The occurrence of any defects, errors or failures could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers’ end users and other losses to us or to our customers or end users. Any of these occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability.

Our Success Depends On Our Ability To Recruit And Retain Key Personnel.

Our success depends in large part on our ability to recruit and retain highly skilled technical, managerial, sales and marketing personnel. Competition for these personnel is intense. In addition, our recent workforce reductions have increased our dependence on our remaining workforce, as we are relying on our current personnel to assume additional responsibilities. The loss of services of any of our key personnel or our failure to attract and retain qualified personnel in the future could make it difficult for us to meet our key objectives, such as timely product introductions.

We Are A Party To Lawsuits, Which, If Determined Adversely To Us, Could Result In The Imposition Of Damages Against Us And Could Harm Our Business And Financial Condition.

We and certain of our former officers and current and former members of our board of directors are subject to various lawsuits brought by shareowners and classes of shareowners, customers, retirees and participants in some of our employee benefit plans. These lawsuits are for claims including violations of federal and state securities laws, violations of ERISA, breach of contract, wrongful terminations and others. The deterioration in the overall telecommunications market, the decline in our results of operations over the last few years and the consequent impact on our common stock price have increased the number and nature of the actions being brought and the damages claimed against us. In addition, our substantial workforce reductions appear to have been the catalyst for a number of employment-related actions against us. The actions and allegations made against us may increase in the future because many of our workforce reductions occurred recently, we may make workforce reductions in the future and we may make changes in retiree benefits. There can be no assurance that actions that have been or will be brought against us will be resolved in our favor or, if significant monetary judgments are rendered against us, that we willhave the ability to pay such judgments. Any losses resulting from these claims could adversely affect our profitability and cash flow.

If We Fail To Protect Our Intellectual Property Rights, Our Business And Prospects May Be Harmed.

Intellectual property rights, such as patents, are vital to our business, and developing new products and technologies that are unique to us is critical to our success. We have numerous United States and foreign patents and numerous pending patents, but we cannot predict whether any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, our competitors may already have applied for patents that, once issued, could prevail over our patent rights or otherwise limit our ability to sell our products. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our proprietary technology. In addition, patent applications that we have currently pending may not be granted. If we do not receive the patents we seek, or if other problems arise with our intellectual property, our competitiveness could be significantly impaired, which would limit our future revenues and harm our prospects.

We Are Subject To Intellectual Property Litigation And Infringement Claims, Which Could Cause Us To Incur Significant Expenses Or Prevent Us From Selling Our Products.

From time to time, we receive notices from third parties of potential infringement and receive claims of potential infringement when we attempt to license our intellectual property to others. Intellectual property litigation can be costly and time-consuming and can divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. A successful claim by a third party of patent or other intellectual property infringement by us could compel us to enter into costly royalty or license agreements or force us to pay significant damages and could even require us to stop selling certain of our products.

We Are Subject To Environmental, Health And Safety Laws, The Compliance With And Liabilities Pursuant To Which Could Be Costly And Could Restrict Our Operations.

Our operations are subject to a wide range of environmental, health and safety laws, including laws relating to the use, disposal, clean up of, and human exposure to hazardous substances. In the United States, these laws often require parties to fund remedial action regardless of fault. Although we believe our reserves are adequate to cover our environmental liabilities, factors such as the discovery of additional contaminants, the extent of remediation and compliance expenses, and the imposition of additional cleanup obligations at Superfund and other sites could cause our capital expenditures and other expenses relating to remediation activities to exceed the amount reflected in our environmental reserve and adversely affect our results of operations and cash flows. Compliance with existing or future environmental, health and safety laws could subject us to future liabilities, cause the suspension of production, restrict our ability to expand facilities or require us to acquire costly pollution control equipment or incur other significant expenses, including the expense of modifying manufacturing processes.

Rapid Changes To Existing Regulations Or Technical Standards Or The Implementation Of New Regulations Or Technical Standards Relating To Products And Services Not Previously Regulated Could Be Disruptive, Time-Consuming And Costly To Us.

Many of our products and services are developed in reliance upon existing regulations and technical standards, our interpretation of unfinished technical standards or the lack of such regulations and standards. Changes to existing regulations and technical standards, or the implementation of new regulations and technical standards relating to products and services not previously regulated, could adversely affect the development of, demand for, and sale and warranty of our products and services, thus increasing our costs and decreasing the demand for our products and services.

We Conduct A Significant Proportion Of Our Operations Outside The United States, Which Subjects Us To Social, Political And Economic Risks Of Doing Business In Foreign Countries And May Cause Our Profitability To Decline Due To Increased Costs.

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For fiscal 2003 and 2002, we derived approximately 40% and 34% of our revenues from sales outside the United States, including China, Germany, India and Saudi Arabia. We manufacture a portion of our products outside the United States. We are also dependent on international suppliers for some of our components and subassemblies and for assembly of some of our products. We are concentrating sales and marketing, product development, services and supply chain resources to meet the global needs of the world’s largest service providers and to follow the geographic footprint of our large service provider customers around the world to the approximately 20 core countries in which these customers do business. We are, therefore, subject to the risks inherent in doing business in foreign countries. These risks include tariffs and duties, price controls, restrictions on foreign currencies and trade barriers imposed by foreign countries; exchange controls and fluctuations in currency exchange rates; difficulties in staffing and managing international operations; political or social unrest or economic instability; the risk of nationalization of private enterprises by foreign governments; adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries; and the effects of health crises, such as the recent developments relating to severe acute respiratory syndrome, or SARS.

Difficulties in some foreign financial markets and economies could also inhibit demand from our customers in the affected countries. Any or all of these factors could have a material adverse impact on our global business operations. Although we attempt to manage our exposure to risks from fluctuations in foreign currency exchange rates, through our regular operating and financing activities and, when deemed appropriate, through derivative financial instruments, our attempts may not always be successful. A significant change in the value of the U.S. dollar against the currency of one or more countries where we sell products to local customers or make purchases from local suppliers may materially adversely affect our operating results.

We Have Risks Related To Our Pension And Postretirement Benefit Plans.

We currently maintain U.S. pension plans under the Employee Retirement Income Security Act of 1974 (“ERISA”), that cover various categories of employees and retirees. Liabilities related to 23,000 active employees and 129,000 retired employees make up approximately 90% of the total obligations under these pension plans. The remaining 10% of the liabilities are attributable to approximately 95,000 beneficiaries and former employees with deferred vested pension rights. Separate trusts are maintained for management participants and for represented participants to fund these pension obligations. The funding obligations for our pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined under ERISA and are measured as of December 31 of each year based on the value of assets and liabilities on that date.

If the financial markets do not provide the long-term returns that are expected under the ERISA funding calculation, the likelihood of our being required to make contributions will increase. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can impact our contribution requirements. In a low interest rate environment, the likelihood of required contributions in the future increases.

With respect to the management pension plan, we are not required to make a contribution in fiscal 2004 and do not expect to be required to make a contribution in fiscal 2005. However, because of the volatility of the financial markets and fluctuations in interest rates, we could be required to make contributions as early as fiscal 2006. With respect to the represented pension plan, we do not currently foresee a need to make contributions, but this could change if the equity markets decline substantially.

Approximately 129,000 of our current retirees are also covered by postretirement healthcare benefit plans. With respect to management retirees, we expect our fiscal 2004 funding requirements to approximate $300 million. Although it is difficult to estimate these expected future payments, our current view is that the annual funding requirement will remain at approximately $300 million for management retirees for the next year or two. With respect to represented retirees, we do not expect to have to make cash payments before fiscal 2006 or 2007 because assets are currently held in a separate trust to fund these payments.

The cost of providing postretirement healthcare benefits continues to rise. We have taken some steps, and expect to take additional action, designed to reduce the overall cost of providing postretirement healthcare benefits and to reduce the share of these costs borne by us, consistent with legal requirements and our collective bargaining obligations. There can be no assurance that we will be successful in reducing these costs.

If we are required to make significant contributions to fund pension plans or make larger cash payments for retiree healthcare benefits, our cash flow available for other uses may be significantly reduced. In addition, if we are unable at any time to meet any required funding obligations for pension plans, or if the Pension Benefit Guaranty Corporation (PBGC) concludes that, as insurer of certain plan benefits, our risk of failing to fulfill those funding requirements may increase unreasonably if the plans continue, under ERISA the PBGC could terminate the plans and place liens on material amounts of our assets.

EMPLOYEE RELATIONS

As of September 30, 2003, we had approximately 34,500 employees, of whom approximately 23,000, or 66%, were located in the United States. Of these U.S. employees, approximately 4,100, or 18%, were represented by unions, primarily the Communications Workers of America (“CWA”). In February 2003, amendments to certain contracts we have with the CWA and the International Brotherhood of Electrical Workers were ratified, extending the expiration of these union contracts to October 31, 2004. In connection with this extension, the unions agreed to the reduction of certain benefits if we were to contribute $76 million of our common stock to a trust that funds healthcare benefits for retired represented employees. On April 30, 2003, we contributed 46 million shares of our common stock to the trust.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following information about our executive officers is included herein in accordance with Part III, Item 10 and is as of November 30, 2003.

Name	Age	Title	Date Became Executive Officer
Patricia F. Russo	51	Chairman and Chief Executive Officer	01/02
Frank A. D’Amelio	45	Executive Vice President and Chief Financial Officer	05/01
William T. O’Shea	56	President, Bell Labs and Executive Vice President, Strategy and Marketing	10/99
Richard J. Rawson	51	Senior Vice President, General Counsel and Secretary	02/96
John A. Kritzmacher	43	Senior Vice President and Controller	08/01
James K. Brewington	60	President, Mobility Solutions	10/02
Janet G. Davidson	47	President, Integrated Network Solutions	10/02
Robert Warstler	61	President, Global Sales	10/03
Jose A. Mejia	43	President, Supply Chain Networks	10/03
John A. Meyer	47	President, Lucent Worldwide Services	10/03

All of the executive officers have held high-level managerial positions and/or directorships with us for more than the past five years, except for Ms. Russo and Messrs. Mejia, Meyer and Warstler. Ms. Russo held executive officer positions with us from our formation in 1996 until August 2000. Prior to becoming our president and chief executive officer in January 2002, Ms. Russo was chairman of Avaya Inc. from December 2000 to January 2002 and president and chief operating officer of Eastman Kodak Company from April 2001 to January 2002. Mr. Mejia was hired by Lucent in 1999. Prior to his employment with Lucent, Mr. Mejia was with Bay Networks, which he joined in 1996 as vice president of component engineering, supplier management and external manufacturing. He remained with Bay Networks until 1999. Prior to joining Lucent, Mr. Meyer was an executive with EDS, one of the world’s leading IT outsourcing and technology consulting firms, for nearly 20 years and was the president of its division serving Europe, the Middle East and Africa. Mr. Warstler was president and chief operating officer of Advanced Telecom Group from 1999 to 2002 and had previously held senior management positions with Network Equipment Technology and Hitachi Data Systems.

Officers are not elected for a fixed term of office but hold office until their successors have been elected.

ENVIRONMENTAL MATTERS

Our current and historical operations are subject to a wide range of environmental protection laws. In the United States, these laws often require parties to fund remedial action regardless of fault. We have remedial and investigatory activities under way at numerous current and former facilities. In addition, we were named a successor to AT&T as a potentially responsible party at numerous Superfund sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or comparable state statutes. Under our Separation and Distribution Agreement with AT&T, we are responsible for all liabilities primarily resulting from or relating to our assets and the operation of our business as conducted at any time prior to or after the separation from AT&T, including related businesses discontinued or disposed of prior to our separation from AT&T. Furthermore, under that Separation and Distribution Agreement, we are required to pay a portion of contingent liabilities in excess of certain amounts paid out by AT&T and NCR, including environmental liabilities. In our separation agreements with Agere and Avaya, those companies have agreed, subject to certain exceptions, to assume all environmental liabilities related to their respective businesses.

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

For additional information about our environmental matters, see Note 18 to our consolidated financial statements contained in this report.

SEPARATION AGREEMENTS

In connection with our separation from AT&T in 1996, we, AT&T and NCR Corp. entered into a Separation and Distribution Agreement and related ancillary agreements, including an employee benefits agreement, technology-related agreements, a tax sharing agreement and other tax-related agreements. We entered into similar agreements with Avaya and Agere in connection with our spin-off of each of these companies.

Pursuant to these various agreements, we and our former affiliates have separately agreed to assume all liabilities, including contingent liabilities, related to our and their respective businesses and operations. In some instances, these agreements also provide for the sharing of certain contingent liabilities, specifically, (1) any contingent liabilities that are not primarily our contingent liabilities or contingent liabilities associated with the businesses attributed to our former affiliate, (2) certain specifically identified liabilities, including liabilities relating to terminated, divested or discontinued businesses or operations, and (3) shared contingent liabilities and excess liabilities as specified in the agreements with AT&T and Avaya.

Item 2.    Properties

As discussed in more detail below, we currently have 391 owned and leased sites comprising 30 million square feet (including 5 million square feet that have been vacated under our restructuring actions). As part of our restructuring actions, we have exited a significant number of our facilities, reducing our total owned and leased real estate by approximately 15.9 million square feet. We expect to sell the real estate underlying two manufacturing and systems integration sites, located in Columbus, Ohio, and Oklahoma City, Oklahoma. These sites comprise approximately 3.8 million square feet.

As of September 30, 2003, we owned or leased 14 manufacturing and systems integration sites, consisting of approximately 7.5 million square feet. Six locations, consisting of 6.2 million square feet, are in the United States, three of which are owned. The remaining eight sites are located in six other countries.

As of September 30, 2003, we owned or leased 56 warehouse sites, consisting of approximately 2.0 million square feet. Fifty locations, consisting of 1.6 million square feet, are in the United States, all of which are leased. The remaining six sites are located in five other countries.

As of September 30, 2003, we owned or leased 305 office sites (administration, sales, field service), consisting of approximately 12.1 million square feet, of which 11.0 million square feet are leased. A total of 173 office sites are located in the United States. The remaining 132 sites are located in 48 other countries.

As of September 30, 2003, we owned or leased 16 sites with significant research and development activities, consisting of approximately 8.4 million square feet in four countries. Ten locations, consisting of 8.3 million square feet, are in the United States, substantially all of which are owned.

Most of the properties listed above are used jointly by our reporting segments. We believe our facilities are suitable and adequate to meet our current needs.

Item 3.    Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities. In addition, we may be subject to liabilities to some of our former affiliates under separation agreements with them (see “Item 1. Separation Agreements”). Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, we are unable to estimate the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2003. We have reached an agreement for the settlement of our securities, ERISA, derivative and related litigation, and the amount of this settlement is reflected in our financial results. We believe that the remainder of the cases will not have a material financial impact on us after final disposition. However, because of the uncertainties of legal proceedings, one or more of these proceedings could ultimately result in material monetary payments by us.

Refer to Note 18 to our consolidated financial statements contained in this report for additional information about legal proceedings involving us.

Litigation and Lawsuits

Litigation, lawsuits and similar claims involving the company include the following types of matters:

•	Securities cases, including cases involving federal securities laws and related ERISA claims.

•	Consumer fraud and similar claims.

•	Commercial disputes involving breach of contract, products disputes and similar claims.

•	Intellectual property actions, usually involving patent infringement claims.

•	Employment matters.

•	Environmental, health and safety claims, including asbestos-related claims.

As mentioned above, we have reached an agreement for the settlement of securities and related cases and are awaiting final resolution. This has been the most significant litigation involving us. The following is an overview of the other litigation and legal proceedings to which we are subject.

In the normal course of business, we are involved in commercial disputes with customers, suppliers, subcontractors and others. These matters generally involve claims for monetary damages for breach of contract or breach of warranty or similar claims. While many of these disputes are settled amicably without litigation, some will result in lawsuits being filed against us. The recent downturn in the telecommunications market and the insolvency or failure of numerous service providers has led to more claims and disputes that result in litigation.

We are defendants in various cases in which third parties have claimed we are infringing their patents, including certain cases where infringement claims have been made against our customers in connection with products we have provided to them. We also occasionally institute actions against third parties whom we believe are infringing our intellectual property rights, and these actions sometimes lead to counterclaims by the opposing parties.

We are subject to various employment-related claims regarding employee dismissals, benefits, compensation and other matters. As a result of our recent restructuring actions and plans for the future, we have reduced our workforce significantly and may make further reductions in the future. These workforce reductions have increased the number of employment claims, and this trend may continue. We have taken and may continue to take steps to reduce the cost of providing postretirement healthcare benefits. These actions may increase claims made against us as well, and one lawsuit has been filed against us in connection with the elimination of the death benefit in our U.S. Management Pension Plan.

We are a defendant in various lawsuits involving alleged exposure to asbestos. These cases involve exposure to asbestos in premises owned or operated by us or by the predecessors of our business, such as AT&T or Western Electric, or from exposure to products manufactured or sold by us or our predecessors that allegedly contained asbestos. Historically, we have not paid any material amounts related to asbestos claims, and currently do not expect these cases to have a significant impact on us in the future. However, asbestos claims are on the rise generally in the United States and more cases are being asserted against owners or operators of premises or companies that manufactured or sold products allegedly containing asbestos, and we have observed a rise in the number of matters asserted against us. Accordingly, we cannot give assurance that asbestos-related claims will not have a material adverse impact on us in the future.

Government Investigations

On November 21, 2000, we announced that we had identified an issue affecting our revenues in the fourth quarter of fiscal 2000. We informed the SEC and initiated a review by our outside counsel and independent accountants. In February 2003, we reached an agreement in principle with the SEC to resolve the matter. The agreement is subject to final approval by the SEC. Without admitting or denying any wrongdoing, we have agreed to consent to a settlement enjoining us from future violations of the antifraud, reporting, books and records and internal control provisions of the federal securities laws. Under the agreement in principle, we will not pay any fines or penalties and would not be required to make any financial restatements.

In August 2002, the U.S. Attorney’s Office in New Jersey informed us that the office was conducting an investigation into certain of the matters described in the previous paragraph. The U.S. Attorney’s Office has informed us that we are not a target of this investigation. We are cooperating fully with the U.S. Attorney’s investigation.

In August 2003, the U.S. Department of Justice and the SEC informed us that they had each commenced an investigation into possible violations of the Foreign Corrupt Practices Act. These investigations follow allegations made by National Group for Communications and Computers Ltd. in an action filed against us on August 8, 2003. We are cooperating with both agencies.

Item 4.    Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2003, no matters were submitted to a vote of our security holders.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

(a) Market Price and Dividend Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol LU. The following table presents the high and low sales prices of our common stock as reported on the NYSE:

	High	Low
YEAR ENDED SEPTEMBER 30, 2003
Quarter ended December 31, 2002	$1.99	$0.55
Quarter ended March 31, 2003	2.00	1.28
Quarter ended June 30, 2003	2.57	1.41
Quarter ended September 30, 2003	2.41	1.60

YEAR ENDED SEPTEMBER 30, 2002
Quarter ended December 31, 2001	$8.75	$5.60
Quarter ended March 31, 2002	7.50	4.10
Quarter ended June 30, 2002	5.03	1.48
Quarter ended September 30, 2002	2.94	0.71

(b) Approximate Number of Holders of Common Stock

On November 30, 2003, there were approximately 1,417,072 shareowners of record of our common stock.

(c) Dividends

We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

(d) Sale of Unregistered Securities

During the three months ended September 30, 2003, we did not issue any common shares that were not registered under the Securities Act of 1933.

(e) Equity Compensation Plans

Information about our equity compensation plans required by this item is set forth in our definitive proxy statement for our 2004 annual meeting of shareowners to be held on February 18, 2004, and is incorporated herein by reference.

Item 6.    Selected Financial Data

The information required by this item is included in page F-29 of our annual report to shareowners for the year ended September 30, 2003. This page of the annual report to shareowners is included in Exhibit 13 to this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included in pages F-2 to F-26 of our annual report to shareowners for the year ended September 30, 2003. These pages of the annual report to shareowners are included in Exhibit 13 to this report.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in pages F-26 to F-28 of our annual report to shareowners for the year ended September 30, 2003. These pages of the annual report to shareowners are included in Exhibit 13 to this report.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is included in pages F-30 to F-74 of our annual report to shareowners for the year ended September 30, 2003. These pages of the annual report to shareowners are included in Exhibit 13 to this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

We periodically review the design and effectiveness of our disclosure controls and internal control over financial reporting worldwide, including compliance with various laws and regulations that apply to our operations both inside and outside the United States. We make modifications to improve the design and effectiveness of our disclosure controls and internal control structure, and may take other corrective action, if our reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures and internal control of financial reporting, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the quarter ended September 30, 2003 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As disclosed in Item 4 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, Item 3 of this report and Note 18 to our consolidated financial statements, we noted some deficiencies in internal controls for a foreign operation, which may involve the Foreign Corrupt Practices Act. In addition to taking a series of actions which management believes will enhance our controls in this operation, we are taking a number of actions globally, including internal audits in various non-U.S. operations for compliance with record keeping and anti-corruption laws and company policies; a web-based compliance training effort; and additional personnel training (in person or via webcast) in anti-corruption laws and policies for employees worldwide whose responsibilities may involve contact with or support for non-U.S. customers. As a result of these internal audits, we became aware of some deficiencies in internal controls in additional foreign operations. These deficiencies, which we believe do not have a material impact on our financial results, may also involve the Foreign Corrupt Practices Act and we are investigating further. Any areas of potential non-compliance identified through these ongoing actions will be investigated and appropriate corrective action will be taken to enhance our controls in these areas.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Information required by this item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1, of this report. The other information required by Item 10 is included in our definitive proxy statement for our 2004 annual meeting of shareowners to be held on February 18, 2004, and is incorporated herein by reference.

Item 11.    Executive Compensation

The information required by this item is included in our definitive proxy statement for our 2004 annual meeting of shareowners to be held on February 18, 2004, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this item is included in our definitive proxy statement for our 2004 annual meeting of shareowners to be held on February 18, 2004, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is included in our definitive proxy statement for our 2004 annual meeting of shareowners to be held on February 18, 2004, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

The information required by this item is included in our definitive proxy statement for our 2004 annual meeting of shareowners to be held on February 18, 2004, and is incorporated herein by reference.

Item 15.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

Pages
(1)	Management’s Discussion and Analysis of Financial Condition and Results of Operations	*
(2)	Five-Year Summary of Selected Financial Data	*
(3)	Report of Independent Auditors	*
(4)	Financial Statements:
	(i) Consolidated Statements of Operations	*
	(ii) Consolidated Balance Sheets	*
	(iii) Consolidated Statements of Changes in Shareowners’ (Deficit) Equity	*
	(iv) Consolidated Statements of Cash Flows	*
	(v) Notes to Consolidated Financial Statements	*
(5)	Financial Statement Schedule:
	(ii) Schedule II — Valuation and Qualifying Accounts	30

Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a “significant subsidiary” pursuant to the provisions of Regulation S-X, Article 3-09.

*	Incorporated by reference to the appropriate portions in pages F-2 through F-74 of our annual report to shareowners for the fiscal year ended September 30, 2003, (see Part II and Exhibit 13).

(6)    Exhibits:

See Exhibit Index on page 32 for a description of the documents that are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing that included the document.

We will furnish, without charge, to a security holder upon request a copy of our definitive proxy statement for our 2004 annual meeting of shareowners, portions of which are incorporated herein by reference. We will furnish any other exhibit at cost.

(b)	Reports on Form 8-K During the Last Quarter of the Fiscal Year Covered by this Report:

On September 24, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 (“Other Events”), to announce preliminary court approval of our agreement announced on March 27, 2003, to settle pending securities and related litigation against the Company, current and former officers and directors, and certain other defendants.

On September 8, 2003, we filed a Current Report on Form 8-K pursuant to Item 9 (“Regulation FD Disclosure”), to furnish information regarding the cost of providing retiree healthcare benefits and changes in these benefits we were making available to our retirees and to various government officials.

On August 22, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 (“Other Events”), to announce that as a result of allegations made by National Group for Communications and Companies Ltd., the U.S. Department of Justice and the Securities and Exchange Commission have commenced an investigation into possible violations of the Foreign Corrupt Practices Act in connection with our operations in Saudi Arabia.

On July 23, 2003, we filed a Current Report on Form 8-K pursuant to Item 9 (“Regulation FD Disclosure”), to furnish a news release reporting results for our third quarter of fiscal 2003.

On July 16, 2003, we filed a Current Report on Form 8-K pursuant to Item 7 (“Financial Statements and Exhibits”) and Item 9 (“Regulation FD Disclosure”), to file amendments to our Letter of Credit Issuance and Reimbursement Agreement, External Sharing Debt Agreement, Amended and Restated Guarantee and Collateral Agreement, and Amended and Restated Collateral Sharing Agreement and to furnish a news release commenting on our expectations for the results of our third quarter of fiscal 2003.

LUCENT TECHNOLOGIES INC.
Schedule II — Valuation and Qualifying Accounts

Column A	Column B	Column C				Column D		Column E
(in millions)		Additions
Description	Balance at beginning of period	Charged to costs and expenses		Charged to other accounts, net		Deductions		Balance at end of period
Year 2003
Allowance for doubtful accounts	$325	$(7	)(a)	$74	(b)	$146	(c)	$246
Customer financing reserves	951	(133)		93	(d)	496	(c)	415
Deferred tax asset valuation allowance	9,989	156		205	(e)	416	(f)	9,934
Inventory valuation reserves	$1,490	$56		$109		$675	(h)	$980

Year 2002
Allowance for doubtful accounts	$634	$488		$—		$797	(c)	$325
Customer financing reserves	2,109	765		—		1,923	(c)	951
Deferred tax asset valuation allowance	742	7,868		1,472	(e)	93	(c)	9,989
Inventory valuation reserves	$1,814	$621		$334		$1,279	(h)	$1,490

Year 2001
Allowance for doubtful accounts	$479	$462		$—		$307	(c)	$634
Customer financing reserves	604	1,787		257		539	(c)	2,109
Deferred tax asset valuation allowance	197	545		—		—		742
Inventory valuation reserves	$805	$2,400	(g)	$—		$1,391	(g)	$1,814

(a)	Excludes a $60 cash recovery for an amount previously written off.

(b)	Primarily relates to reclassifications from contracts in process.

(c)	Primarily represents amounts written off, net of recoveries.

(d)	Primarily relates to revenue deferred during the year.

(e)	Primarily charged to shareowners’ (deficit) equity for changes in minimum pension liability.

(f)	Primarily represents the write-off of expired carry-forwards and the impact of trust preferred securities conversions.

(g)	Charges to costs and expenses include $1,259 of inventory related to Lucent’s business restructuring program, of which $570 was written off and included in deductions.

(h)	Primarily represents amounts of obsolete and scrapped inventory written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LUCENT TECHNOLOGIES INC.

By: /s/ JOHN A. KRITZMACHER John A. Kritzmacher Senior Vice President and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ PATRICIA F. RUSSO PRINCIPAL EXECUTIVE OFFICER Patricia F. Russo Chairman and Chief Executive Officer

/s/ FRANK A. D’AMELIO PRINCIPAL FINANCIAL OFFICER Frank A. D’Amelio Executive Vice President and Chief Financial Officer

/s/ JOHN A. KRITZMACHER PRINCIPAL ACCOUNTING OFFICER John A. Kritzmacher Senior Vice President and Controller

DIRECTORS Robert E. Denham Daniel S. Goldin Edward E. Hagenlocker Carla A. Hills Karl J. Krapek Richard C. Levin Patricia F. Russo Henry B. Schacht Franklin A. Thomas Ronald A. Williams John A. Young	By: /s/ JOHN A. KRITZMACHER Attorney-in-Fact

EXHIBIT INDEX

The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit Number	Description
3(i) 1	Certificate of Incorporation of the registrant, as amended effective February 16, 2000, (Exhibit 3.1 to Registration Statement on Form S-4, No. 333-31400).
3(i) 2
Certificate of Designations of 8.00% Redeemable Convertible Preferred Stock Setting Forth the Powers, Preferences and Rights, and the Qualifications, Limitations and Restrictions Thereof, of Such Preferred Stock of Lucent Technologies Inc. (Exhibit 3 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

3(ii)	By-Laws of the registrant, as amended through December 18, 2002 (Exhibit 4.1 to the Current Report on Form 8-K filed January 22, 2003).
4(ii) 1	Indenture, dated as of April 1, 1996, between Lucent Technologies Inc. and The Bank of New York, as trustee (Exhibit 4A to Registration Statement on Form S-3, No. 333-01223).
4(ii) 2	First Supplemental Indenture, dated as of April 17, 2000, to Indenture dated April 1, 1996, (Exhibit 4 to the Current Report on Form 8-K filed May 5, 2000).
4(ii) 3	Form of the registrant’s Common Stock Certificate (Exhibit 4(iv) to Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
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

4(ii) 9	Indenture, dated as of June 4, 2003, between Lucent Technologies Inc. and The Bank of New York, as trustee (Exhibit 4.1 to the Current Report on Form 8-K filed June 25, 2003).
4(ii) 10	First Supplemental Indenture, dated as of June 4, 2003, between Lucent Technologies Inc. and The Bank of New York, as trustee (Exhibit 4.2 to the Current Report on Form 8-K filed June 25, 2003).
4(ii) 11	Indenture dated as of November 24, 2003, between Lucent Technologies Inc. and the Bank of New York as trustee.
4(ii)12	Form of registrant’s 8% convertible subordinated debenture due 2031 (Exhibit A to the Indenture attached as Exhibit 4(ii)11 hereto).
4(iii)
Other instruments in addition to exhibits under 4(ii) that define the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries are not filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant agrees to furnish a copy of any such instrument to the SEC upon request.

10(i) 1
Separation and Distribution Agreement, by and among Lucent Technologies Inc., AT&T Corp. and NCR Corporation, dated as of February 1, 1996, and amended and restated as of March 29, 1996, (Exhibit 10.1 to Registration Statement on Form S-1 No. 333-00703).

10(i) 2
Tax Sharing Agreement, by and among Lucent Technologies Inc., AT&T Corp. and NCR Corporation, dated as of February 1, 1996, and amended and restated as of March 29, 1996, (Exhibit 10.6 to Registration Statement on Form S-1 No. 333-00703).

10(i) 3
Employee Benefits Agreement, by and between AT&T Corp. and Lucent Technologies Inc., dated as of February 1, 1996, and amended and restated as of March 29, 1996, (Exhibit 10.2 to Registration Statement on Form S-1 No. 333-00703).

10(i) 4
Rights Agreement, between Lucent Technologies Inc. and The Bank of New York (successor to First Chicago Trust Company of New York), as rights agent, dated as of April 4, 1996, (Exhibit 4.2 to Registration Statement on Form S-1 No. 333-00703).

10(i) 5
Amendment to Rights Agreement, between Lucent Technologies Inc. and The Bank of New York (successor to First Chicago Trust Company of New York), dated as of February 18, 1998, (Exhibit (10)(i) 5 to the Annual Report on Form 10-K for the year ended September 30, 1998).

10(i) 6
364-Day Revolving Credit Facility Agreement, dated as of February 22, 2001, among Lucent Technologies Inc., several banks and other financial institutions or entities from time to time parties thereto, Salomon Smith Barney Inc., as syndication agent, and The Chase Manhattan Bank, as administrative agent (Exhibit 99.1 to the Current Report on Form 8-K filed February 27, 2001).

10(i) 7
5-Year Amended and Restated Revolving Credit Facility Agreement, dated as of February 26, 1998, as amended and restated as of February 22, 2001, among Lucent Technologies Inc., the lenders party thereto, Salomon Smith Barney Inc., as syndication agent, and The Chase Manhattan Bank, as administrative agent (Exhibit 99.3 to the Current Report on Form 8-K filed February 27, 2001).

10(i) 8
Guarantee and Collateral Agreement, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of The Chase Manhattan Bank, as collateral agent, dated as of February 22, 2001, (Exhibit 99.4 to the Current Report on Form 8-K filed February 27, 2001).

10(i) 9
Collateral Sharing Agreement, among Lucent Technologies Inc., various grantors and The Chase Manhattan Bank, as collateral agent, dated as of February 22, 2001, (Exhibit 99.5 to the Current Report on Form 8-K filed February 27, 2001).

10(i) 10
First Amendment to 364-Day Revolving Credit Facility Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of June 11, 2001, (Exhibit 99.1 to the Current Report on Form 8-K filed August 16, 2001).

10(i) 11
First Amendment to Five-Year Revolving Credit Facility Agreement and First Amendment to Guarantee and Collateral Agreement, dated as of June 11, 2001, (Exhibit 99.2 to the Current Report on Form 8-K filed August 16, 2001).

10(i) 12	Second Amendment to 364-Day Revolving Credit Facility, dated as of August 16, 2001, (Exhibit 99.3 to the Current Report on Form 8-K filed August 16, 2001).
10(i) 13	Second Amendment to Five-Year Amended and Restated Revolving Credit Facility Agreement, dated as of August 16, 2001, (Exhibit 99.4 to the Current Report on Form 8-K filed August 16, 2001).
10(i) 14
Third Amendment to Five-Year Revolving Credit Facility Agreement and Second Amendment to Guarantee and Collateral Agreement, dated as of June 7, 2002, (Exhibit 99.1 to Current Report on Form 8-K filed June 11, 2002).

10(i) 15
Letter Agreement, dated as of October 16, 2002, among Lucent Technologies Inc. and certain of its subsidiaries, and JPMorgan Chase Bank, as collateral agent (Exhibit 99.1 to the Current Report on Form 8-K filed on October 23, 2002).

10(i) 16
Letter of Credit Issuance and Reimbursement Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent (Exhibit 99.1 to the Current Report on Form 8-K filed May 28, 2003).

10(i) 17
External Sharing Debt Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed May 28, 2003).

10(i) 18
Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as collateral agent (Exhibit 99.3 to the Current Report on Form 8-K filed May 28, 2003).

10(i) 19
Amended and Restated Collateral Sharing Agreement, dated as of May 28, 2003, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as collateral agent (Exhibit 99.4 to the Current Report on Form 8-K filed May 28, 2003).

10(j) 20
First Amendment, dated as of June 6, 2003, to (i) Letter of Credit Issuance and Reimbursement Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent, (ii) External Sharing Debt Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase

Bank, as administrative agent, (iii) Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as collateral agent, and (iv) Amended and Restated Collateral Sharing Agreement, dated as of May 28, 2003, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as collateral agent (Exhibit 99.1 to the Current Report on Form 8-K filed July 16, 2003.)

10(i) 21
Second Amendment, dated as of July 7, 2003, to (i) Letter of Credit Issuance and Reimbursement Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent, and (ii) External Sharing Debt Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed July 16, 2003).

10(ii)(B) 1	Brand License Agreement, by and between Lucent Technologies Inc. and AT&T, dated as of February 1, 1996, (Exhibit 10.5 to Registration Statement on Form S-1 No. 333-00703).
10(ii)(B) 2	Patent License Agreement, among AT&T Corp., NCR Corporation and Lucent Technologies Inc., effective as of March 29, 1996, (Exhibit 10.7 to Registration Statement on Form S-1 No. 333-00703).
10(ii)(B) 3
Amended and Restated Technology License Agreement, among AT&T Corp., NCR Corporation and Lucent Technologies Inc., effective as of March 29, 1996, (Exhibit 10.8 to Registration Statement on Form S-1 No. 333-00703).

10(iii)(A) 1	Lucent Technologies Inc. Short Term Incentive Program (Exhibit (10)(iii)(A) 2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).*
10(iii)(A) 2	Lucent Technologies Inc. 1996 Long Term Incentive Program, as amended through April 21, 2002, (Exhibit 10(iii)(A) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).*
10(iii)(A) 3
Lucent Technologies Inc. 1996 Long Term Incentive Program (Plan) Restricted Stock Unit Award Agreement (Exhibit (10)(iii)(A) 3 to the Annual Report on Form 10-K for the year ended September 30, 2000).*

10(iii)(A) 4	Lucent Technologies Inc. 1996 Long Term Incentive Program (Plan) Nonstatutory Stock Option Agreement (Exhibit (10)(iii)(A) 4 to the Annual Report on Form 10-K for the year ended September 30, 2000).*
10(iii)(A) 5	Lucent Technologies Inc. 2003 Long term Incentive Plan (Exhibit 10.2 to Current Report on Form 8-K filed April 11, 2003).*
10(iii)(A) 6	Lucent Technologies Inc. Deferred Compensation Plan (Exhibit (10)(iii)(A) 5 to the Annual Report on Form 10-K for the year ended September 30, 2000).*
10(iii)(A) 7	Lucent Technologies Inc. Stock Retainer Plan for Non-Employee Directors (Exhibit (10)(iii)(A) 5 to the Annual Report on Form 10-K for the year ended September 30, 1998).*

10(iii)(A) 8	Lucent Technologies Inc. Officer Long-Term Disability and Survivor Protection Plan (Exhibit (10)(iii)(A) 8 to the Annual Report on Form 10-K for the transition period ended September 30, 1996).*
10(iii)(A) 9	Description of the Lucent Technologies Inc. Supplemental Pension Plan (Exhibit (10)(iii)(A) 13 to the Annual Report on Form 10-K for the year ended September 30, 1998).*
10(iii)(A) 10	Lucent Technologies Inc. 1999 Stock Compensation Plan for Non-Employee Directors (Exhibit (10)(iii)(A) 14 to the Annual Report on Form 10-K for the year ended September 30, 1998).*
10(iii)(A) 11	Lucent Technologies Inc. Voluntary Life Insurance Plan (Exhibit (10)(iii)(A) 15 to the Annual Report on Form 10-K for the year ended September 30, 1998).
10(iii)(A) 12	Employment Agreement, dated January 6, 2002, between Patricia F. Russo and Lucent Technologies Inc. (Exhibit (10)(iii)(A)(1) to Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).*
10(iii)(A) 13	Officer Severance Policy for James K. Brewington, dated January 23, 2001.*
10(iii)(A) 14	Officer Severance Policy for Janet G. Davidson, dated January 23, 2001.*
10(iii)(A) 15	Officer Severance Policy for William T. O’Shea, dated February 14, 2001 (Exhibit (10)(iii)(A) 16 to the Annual Report on Form 10-K for the year ended September 30, 2001).*
10(iii)(A) 16	Henry Schacht letter to William T. O’Shea, dated December 3, 2001 (Exhibit (10)(iii)(A) 20 to the Annual Report on Form 10-K for the year ended September 30, 2001).*
10(iii)(A) 17	Henry Schacht letter to Frank A. D’Amelio, dated March 13, 2001.* (Exhibit (10)(iii)(A) 18 to the Annual Report on Form 10-K for the year ended September 30, 2002).*
10(iii)(A) 18	Henry Schacht letter to James K. Brewington, dated March 13, 2001.*
10(iii)(A) 19	Henry Schacht letter to Janet G. Davidson, dated March 13, 2001.*
10(iii)(A) 20	Pam Kimmet letter to Frank A. D’Amelio, dated September 12, 2001, (Exhibit (10)(iii)(A) 19 to the Annual Report on Form 10-K for the year ended September 30, 2001).*
10(iii)(A) 21	Senior Advisor Agreement with Henry B. Schacht, effective March 1, 2003 (Exhibit (10)(3) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003). *
10(iii)(A) 22	Form of Lucent Technologies Inc. 2003 Long Term Incentive Program (“Plan”) Performance Award Agreement.*
10(iii)(B) 1	Lucent Technologies Inc. 1997 Long Term Incentive Plan, as amended through April 21, 2002, (Exhibit 10(iii)(B) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10(iii)(B) 2	First Amendment to the Lucent Technologies Inc. 1997 Long Term Incentive Plan (Exhibit 10.1 to the Current Report on Form 8-K filed on April 11, 2003).

12
Computation of Deficiency of Earnings to Cover Combined Fixed Charges and Preferred Stock Dividend Requirements and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

13	Selected portions (pages F-1 to F-74) of the company’s Annual Report to Shareowners for the year ended September 30, 2003.
14	Lucent Technologies Code of Ethics for Chief Executive Officer and Senior Financial Officers.
21	List of subsidiaries of Lucent Technologies Inc.
23	Consent of PricewaterhouseCoopers LLP.
24	Powers of Attorney executed by directors who signed this report.
31.1	Certification of Patricia F. Russo required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).
31.2	Certification of Frank A. D’Amelio required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).
32	Certification of Patricia F. Russo and Frank A. D’Amelio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Description of capital stock (Exhibit 99(i) to Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

*	Management contract or compensatory plan or arrangement.