Form 10-Q
period 2003-12-31
LUCENT TECHNOLOGIES INC
filed 2004-02-10
CIK 1006240

AS FILED WITH THE SEC ON FEBRUARY 10, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 001-11639

LUCENT TECHNOLOGIES INC.

A Delaware Corporation	I.R.S. Employer No. 22-3408857

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

At January 31, 2004, 4,259,927,559 common shares were outstanding.

Form 10-Q - Part I

PART I - Financial Information

Item 1.	Financial Statements

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended December 31,

	2003	2002

Revenues:
Products	$1,793	$1,588
Services	466	487

Total revenues	2,259	2,075

Costs:
Products	981	1,208
Services	359	413

Total costs	1,340	1,621

Gross margin	919	454
Operating expenses:
Selling, general and administrative	327	396
Research and development	292	389
Business restructuring charges (reversals) and asset impairments, net	29	(19)

Total operating expenses	648	766

Operating income (loss)	271	(312)
Other income, net	79	22
Interest expense	113	94

Income (loss) before income taxes	237	(384)
Benefit from income taxes	(101)	(120)

Net income (loss)	338	(264)
Conversion and redemption costs – 8% redeemable convertible preferred stock	(1)	(100)
Preferred stock dividends and accretion	12	(25)

Net income (loss) applicable to common shareowners	$349	$(389)

Income (loss) per common share:
Net income (loss) applicable to common shareowners – basic	$0.08	$(0.11)
Net income (loss) applicable to common shareowners – diluted	$0.07	$(0.11)

Weighted average number of common shares outstanding – basic	4,180	3,581
Weighted average number of common shares outstanding – diluted	5,136	3,581

See Notes to Unaudited Consolidated Financial Statements.

Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	December 31, 2003	September 30, 2003

ASSETS
Cash and cash equivalents	$3,431	$3,821
Short-term investments	846	686
Receivables, less allowance of $222 and $246	1,592	1,511
Inventories	690	632
Other current assets	847	1,183

Total current assets	7,406	7,833
Property, plant and equipment, net	1,534	1,593
Prepaid pension costs	4,837	4,659
Goodwill and other acquired intangibles, net	186	188
Other assets	1,456	1,492

Total assets	$15,419	$15,765

LIABILITIES
Accounts payable	$977	$1,072
Payroll and benefit-related liabilities	806	1,080
Debt maturing within one year	917	389
Other current liabilities	2,630	2,474

Total current liabilities	5,330	5,015
Postretirement and postemployment benefit liabilities	4,731	4,669
Pension liabilities	2,384	2,494
Long-term debt	4,421	4,439
Company-obligated 7.75% mandatorily redeemable convertible preferred securities of subsidiary trust	1,152	1,152
Other liabilities	1,234	1,367

Total liabilities	19,252	19,136

Commitments and contingencies
8.00% redeemable convertible preferred stock	—	868
SHAREOWNERS’ DEFICIT
Preferred stock — par value $1.00 per share; authorized shares: 250; issued and outstanding: none	—	—
Common stock — par value $.01 per share; authorized shares: 10,000; 4,205 issued and 4,204 outstanding shares as of December 31, 2003, and 4,170 issued and 4,169 outstanding shares as of September 30, 2003	42	42
Additional paid-in capital	22,349	22,252
Accumulated deficit	(22,457)	(22,795)
Accumulated other comprehensive loss	(3,767)	(3,738)

Total shareowners’ deficit	(3,833)	(4,239)

Total liabilities, redeemable convertible preferred stock and shareowners’ deficit	$15,419	$15,765

See Notes to Unaudited Consolidated Financial Statements.

Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ DEFICIT
(Dollars in Millions)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareowners’ Deficit

Balance as of September 30, 2003	4,169	$42	$22,252	$(22,795)	$(3,738)	$(4,239)
Net income				338		338
Minimum pension liability adjustment					(4)	(4)
Reclassification adjustment for realized gains on investments					(75)	(75)
Foreign currency translation adjustments					49	49
Unrealized holding gains on investments					1	1
Issuance of common stock in connection with the exchange of convertible securities and certain other debt obligations	2		5			5
Issuance of common stock related to employee benefit plans	33		81			81
Preferred stock dividends and accretion			12			12
Other			(1)			(1)

Balance as of December 31, 2003	4,204	$42	$22,349	$(22,457)	$(3,767)	$(3,833)

See Notes to Unaudited Consolidated Financial Statements.

Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three months ended December 31,

	2003	2002

Operating activities:
Net income (loss)	$338	$(264)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash portion of business restructuring charges (reversals)	1	(31)
Depreciation and amortization	168	254
Recovery of bad debts and customer financings	(14)	(91)
Net pension and postretirement benefit credit	(201)	(134)
Other adjustments for non-cash items	(3)	(71)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(62)	179
Decrease in inventories and contracts in process	124	116
Decrease in accounts payable	(105)	(191)
Changes in other operating assets and liabilities	(503)	(509)

Net cash used in operating activities	(257)	(742)

Investing activities:
Capital expenditures	(29)	(155)
Maturities (purchases) of short-term investments, net	(160)	200
Proceeds from the sale or disposal of property, plant and equipment	31	3
Other investing activities	(1)	74

Net cash (used in) provided by investing activities	(159)	122

Financing activities:
Net proceeds of other short-term borrowings	1	109
Repayments of long-term debt	(62)	(8)
Issuance of common stock	76	7
Repayment of 8% convertible redeemable preferred stock	(21)	—

Net cash (used in) provided by financing activities	(6)	108
Effect of exchange rate changes on cash and cash equivalents	32	26

Net decrease in cash and cash equivalents	(390)	(486)
Cash and cash equivalents at beginning of year	3,821	2,894

Cash and cash equivalents at end of period	$3,431	$2,408

Income tax refunds (payments), net	$45	$(1)

Interest payments	$61	$59

See Notes to Unaudited Consolidated Financial Statements.

Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

Lucent Technologies Inc.’s (referred to in this report as the “Company”, “we”, “us”, “our” or “Lucent”) unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation of results of operations, financial position and cash flows as of and for the periods presented.

The unaudited consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. Management is required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying disclosures. Actual results could differ from those estimates. Among other things, estimates and assumptions are used in accounting for long-term contracts, allowances for bad debts and customer financings, inventory obsolescence, restructuring reserves, product warranty, amortization and impairment of intangibles, goodwill and capitalized software, depreciation and impairment of property, plant and equipment, employee benefits, income taxes, warrants (expected to be issued in connection with our shareowner settlement), and contingencies. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the consolidated financial statements in the period that they are determined to be necessary. For example, we recognized a $191 million benefit related to income taxes primarily as a result of the resolution of certain prior year federal income tax audit matters during the first quarter of fiscal 2004.

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2003 included in Form 10-K, filed on December 9, 2003. Certain reclassifications were made to conform to the current period presentation.

2. PENSION AND POSTRETIREMENT BENEFITS

We maintain defined benefit pension plans covering the majority of employees and retirees, and postretirement benefit plans for retirees that include health care, dental benefits and life insurance coverage. The pension plans feature a traditional service-based program as well as a cash balance program.

The funding policy for the pension plans is to contribute amounts sufficient to meet minimum funding requirements as set forth in employee benefit and tax laws plus such additional amounts as we may determine to be appropriate. We do not expect to make any contributions to our U.S. pension plans during fiscal 2004. Contributions to our non-U.S. pension plans are not expected to be material during fiscal 2004.

We expect our cash requirements for funding postretirement health care to be approximately $240 million during fiscal 2004, including $40 million which was funded during the current interim period.

The following table summarizes the components of net periodic benefit cost:

	Pension benefits Three months ended December 31,		Postretirement benefits Three months ended December 31,

(in millions)	2003	2002	2003	2002

Service cost	$39	$40	$2	$2
Interest cost	429	473	117	151
Expected return on plan assets	(763)	(782)	(41)	(69)
Amortization of prior service cost	18	38	(24)	(6)
Amortization of transition asset	—	(2)	—	—
Amortization of net loss	2	2	19	18

Subtotal	(275)	(231)	73	96
Termination benefits	—	5	—	—
Curtailments	(1)	3	—	—
Settlements	2	—	—	—

Net benefit cost (credit)	$(274)	$(223)	$73	$96

Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3. STOCK-BASED COMPENSATION

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for our stock-based compensation plans and do not recognize expense for stock option grants if the exercise price is at least equal to the market value of the common stock at the date of grant. Stock-based compensation expense reflected in the as reported net income (loss) includes expense for restricted stock unit awards and option modifications.

The following table summarizes the pro forma effect of stock-based compensation on net income (loss) and income (loss) per common share as if the fair value expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” had been adopted. No tax benefits were attributed to the stock-based employee compensation expense during the three months ended December 31, 2003 and 2002 because we maintained a full valuation allowance on our net deferred tax assets.

	Three months ended December 31,

(in millions, except per share amounts)	2003	2002

Net income (loss), as reported	$338	$(264)
Add: Stock-based employee compensation expense included in as reported net income (loss)	5	8
Deduct: Total stock-based employee compensation expense determined under the fair value based method	(107)	(113)

Pro forma net income (loss)	$236	$(369)

Income (loss) per share applicable to common shareowners:
Basic – as reported	$0.08	$(0.11)
Diluted – as reported	$0.07	$(0.11)
Basic – pro forma	$0.06	$(0.14)
Diluted – pro forma	$0.05	$(0.14)

4. BUSINESS RESTRUCTURING CHARGES (REVERSALS) AND ASSET IMPAIRMENTS, NET

(in millions)	Sept. 30, 2003 reserve	Revisions to prior year plans net charge/ (reversal)	Cash payments	Dec. 31, 2003 reserve

Employee separations	$62	$(13)	$(23)	$26
Contract settlements	34	(4)	(3)	27
Facility closings	367	47	(30)	384
Other	4	(2)	(1)	1

Total restructuring costs	$467	28	$(57)	$438

Total asset write-downs		1

Total business restructuring charges and asset impairments, net		$29

The revisions to prior year plans included:

•

Reversals of employee separation reserves because of lower than expected actual termination costs due to certain differences in actual versus assumed demographics, including the age, service lives and salaries of the separated employees.

•	Contract settlement reversals related to the settlement of certain contractual obligations and purchase commitments for amounts lower than originally estimated.
•

Facility closing charges due to changes in estimated facility closing costs and lower than expected sublease rental income on certain properties resulting from changes in the commercial real estate market.

Facility closing charges were recognized under the restructuring program for the expected remaining future cash outlays associated with trailing lease liabilities, lease termination payments and expected restoration costs in connection with plans to reduce a significant number of leased facilities. Owned and leased facilities of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

approximately 15.9 million square feet were included under the restructuring program. The remaining liability of $384 million is expected to be paid over the remaining lease terms ranging from several months to 13 years and is reflected net of expected sublease income of approximately $230 million. Additional charges may be required in the future if the expected sublease income is not realized.

5. INVENTORIES AND CONTRACTS IN PROCESS

(in millions)	December 31, 2003	September 30, 2003

Completed goods	$512	$465
Work in process	29	43
Raw materials	149	124

Inventories, net of reserves of $864 as of December 31, 2003 and $980 as of September 30, 2003	$690	$632

Costs and recognized income not yet billed	$93	$251
Billings in excess of costs and recognized income	(241)	(218)

Contracts in process reflected in other current assets (liabilities)	$(148)	$33

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is not amortized but is tested for impairment in the fourth quarter of each fiscal year or more often if an event or circumstance indicates that an impairment loss has been incurred, by comparing the implied fair value of each reporting unit to its carrying value.

Other acquired intangibles continue to be amortized on a straight-line basis over the periods benefited, principally in the range of four to six years.

Effective October 1, 2003, we reallocated goodwill to our new reportable segments.

The following table summarizes the changes in the carrying amount of goodwill and other intangible assets from September 30, 2003 to December 31, 2003 by reportable segment:

(in millions)	September 30, 2003	Reclasses / other	December 31, 2003

INS	$169	$(38)	$131
Mobility	16	(2)	14
Services	—	38	38

Total goodwill	185	(2)	183
Other intangible assets	3	—	3

Total goodwill and other intangible assets	$188	(2)	$186

Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7. RETIREMENTS OF CONVERTIBLE SECURITIES AND DEBT OBLIGATIONS

The following table summarizes the convertible securities and debt obligations which have been retired through exchanges of our common stock and repurchases for cash, as well as the impact to the consolidated statements of operations.

	Three months ended December 31,

(in millions)	2003	2002

8% redeemable convertible securities	$58	$392
7.75% trust preferred securities	—	218

Total convertible securities	$58	$610
Other debt obligations	5	—

Total convertible securities and debt retired	$63	$610

Total shares of our common stock exchanged	2	214

Total cash used for retirements	$63	$—

Impact:
8% redeemable convertible preferred stock – conversion and redemption costs recognized in EPS only	$(1)	$(100)

7.75% trust preferred securities – conversion costs recognized in other income, net	$—	$(31)

Debt obligations – loss recognized in other income, net	$(3)	$—

Conversion costs were recognized in amounts equal to the fair value of the additional common shares issued to the holders of each respective security to prompt the exchange over the number of shares of common stock obligated to be issued pursuant to the original conversion terms of the respective security. Redemption costs were recognized in amounts equal to the cash issued to the holders of each respective security to prompt the exchange.

On November 24, 2003, we exchanged all of our outstanding 8% redeemable convertible preferred stock for 8% convertible subordinated debentures. This exchange was made pursuant to rights we had under the terms of the preferred stock to exchange the stock for the convertible subordinated debentures. These debentures have an interest rate of 8%, the same as the dividend rate on the preferred stock, and have the same payment and record dates as the preferred stock dividends. The interest on the debentures must be paid in cash. The subordinated debentures have terms substantially the same as the preferred stock with respect to put rights, redemptions and conversion into common stock. As of December 31, 2003, this debt was classified as short-term due to the August 2004 redemption feature.

8. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are reflected net of tax, except for foreign currency translation adjustments. Foreign currency translation adjustments are generally not adjusted for income taxes as they relate to indefinite investments in certain non-U.S. subsidiaries.

	Three months ended December 31,

(in millions)	2003	2002

Net income (loss)	$338	$(264)
Minimum pension liability adjustment	(4)	—
Foreign currency translation adjustments	49	50
Unrealized holding gains on investments	1	46
Reclassification adjustment for realized gains on investments	(75)	—

Comprehensive income (loss)	$309	$(168)

Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. EARNINGS (LOSS) PER COMMON SHARE (“EPS”)

Basic earnings (loss) per common share is calculated by dividing the net income (loss) applicable to common shareowners by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share is calculated by dividing net income (loss) applicable to common shareowners, adjusted to exclude preferred dividends and accretion, conversion costs, redemption costs and interest expense related to the potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period.

The following table summarizes the computation of basic and diluted EPS:

(in millions, except per share amounts)	Net income (loss)	Weighted average shares	EPS

Three months ended December 31, 2003:
Net income	$338
Conversion and redemption costs – 8% redeemable convertible preferred stock	(1)
Preferred stock dividends and accretion	12

Net income applicable to common shareowners – basic	$349	4,180	$0.08
Effect of dilutive securities:
Stock options	—	60
2.75% convertible senior debt	11	596
8% convertible securities	17	300

Net income applicable to common shareowners – diluted	$377	5,136	$0.07

Three months ended December 31, 2002:
Net loss	$(264)
Conversion costs – 8% redeemable convertible preferred stock	(100)
Preferred stock dividends and accretion	(25)

Net loss applicable to common shareowners – basic and diluted	$(389)	3,581	$(0.11)

The following table summarizes the potential shares of common stock that were excluded from the diluted per share calculation because the effect of including these potential shares would be antidilutive. Additionally, due to the net loss incurred during the first quarter of fiscal 2003, the diluted loss per share was the same as basic, because any potentially dilutive securities would have reduced the loss per share.

	Three months ended December 31,

(in millions)	2003	2002

8% redeemable convertible preferred stock	—	1,318
7.75% trust preferred securities	238	355
8% convertible securities	13	—
Stock options	—	1

Total potentially dilutive shares	251	1,674

During the three months ended December 31, 2003 and 2002, respectively, 261 million and 328 million stock options were excluded from the calculation of diluted earnings (loss) per share because the exercise price was greater than the average market price of the common shares.

Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of dilutive and potentially dilutive common shares related to the 8% redeemable convertible securities and the 2.75% convertible senior debt is based upon the three month average price of our common stock and the weighted average number of the respective securities outstanding during the periods presented due to their redemption feature, which allows us to settle certain redemption requests through the issuance of shares of our common stock.

10. OPERATING SEGMENTS

Lucent designs and delivers networks for the world’s largest communications service providers. Effective October 1, 2003, our reportable segments changed as a result of changes in the structure of our operations and the associated financial performance metrics. The new reporting structure reflects the products and services we sell rather than the customers to which we sell. In addition, expenses associated with our global sales organization are no longer included in the reportable segments.

The new reportable segments are Integrated Network Solutions (“INS”), Mobility and Services. The INS segment provides a broad range of software and wireline equipment related to voice networking (primarily consisting of switching products, which we sometimes refer to as convergence solutions, and voice messaging products), data and network management (primarily consisting of access and related data networking equipment and operating support software) and optical networking. The Mobility segment provides software and wireless equipment to support radio access and core networks. The Services segment is a worldwide services organization that provides deployment, maintenance and professional services in support of both our product offerings as well as multivendor networks. Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measure is operating income (loss), which includes the revenues, costs and expenses directly controlled by each reportable segment. Operating income (loss) for reportable segments excludes the following:

•	Business restructuring and asset impairments.
•	Global sales organization expenses.
•	Bad debt and customer financing expenses and recoveries.
•	Certain personnel costs and benefits, including most of those related to pension and postretirement benefits and differences between the actual and standard allocated benefit rates.
•	Certain other costs related to shared services, such as general corporate functions, which are managed on a common basis in order to realize economies of scale and efficient use of resources.
•	Revenues and expenses associated with intellectual property.
•

Certain other general and miscellaneous costs and expenses not directly used in assessing the performance of the operating segments, including goodwill impairment and other acquired intangibles amortization.

Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The segment results for the prior period have been revised to conform to the current year’s performance measure. The accounting policies of the reportable segments are the same as those applied in the unaudited consolidated financial statements.

	Three months ended December 31,

	2003	2002

Revenues
INS	$790	$849
Mobility	960	727
Services	466	487

Total reportable segments	2,216	2,063
Other	43	12

Total revenues	$2,259	$2,075

Operating income (loss)
INS	$196	$(13)
Mobility	172	(77)
Services	61	45

Total reportable segments	429	(45)
Business restructuring (charges) reversals and asset impairments, net	(29)	14
Global sales organization	(114)	(155)
Recovery of bad debts and customer financings	14	91
Unallocated personnel costs and benefits	247	286
Shared services such as general corporate functions	(264)	(347)
Other	(12)	(156)

Total operating income (loss)	$271	$(312)

Revenues from two customers accounted for approximately 22% and 13% of consolidated revenues during the first quarter of fiscal 2004. Revenues from one customer accounted for approximately 17% of consolidated revenues during the first quarter of fiscal 2003.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits, and other claims, including proceedings by government authorities. In addition, we may be subject to liabilities of some of our former affiliates under separation agreements with them. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, we are unable to estimate the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of December 31, 2003. As described below, we have received final court approval for the settlement of our securities and related litigation. We believe that the remainder of the cases will not have a material financial impact on us after final disposition. However, because of the uncertainties of legal proceedings, one or more of these proceedings could ultimately result in a material obligation.

Securities and Related Cases

On March 27, 2003, we announced that we had reached an agreement to settle assorted securities, ERISA and derivative class action and other related lawsuits against us and certain of our current and former directors, officers and employees. We did not admit any wrongdoing as part of the settlement. We received final approval of the settlement from the U.S. District Court in Newark, New Jersey, on December 12, 2003. One of the cases (the Winstar securities case) is pending in the U.S. District Court for the Southern District of New York, for which a fairness hearing is being scheduled. A portion of the settlement proceeds described below has been allocated to the Winstar securities case.

The agreement is a global settlement of 53 separate lawsuits, including a consolidated shareowner class action lawsuit in the U.S. District Court of New Jersey, and related ERISA, bondholder, derivative, and other state securities cases. Under the settlement agreement, we will pay $315 million in common stock, cash or a

Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

combination of both, at our option. On December 24, 2003, we deposited 33 million shares of our common stock into escrow, representing the initial $100 million payment of the settlement amount. These shares will be considered issued for financial reporting purposes during our second quarter of fiscal 2004. We also will issue warrants to purchase 200 million shares of our common stock at an exercise price of $2.75 per share with an expiration date three years from the date of issuance. As of December 31, 2003, the value of these warrants was approximately $221 million, based upon the Black-Scholes option-pricing model.

In addition to our contributions, certain of our insurance carriers have agreed to pay their available policy limits of $148 million in cash into the settlement fund. Our former affiliate, Avaya Inc., is contractually responsible under its agreements with us to contribute an additional $24 million to the settlement. In connection with the settlement we will pay up to $5 million in cash for the cost of settlement administration and we will pay for certain other costs involved in the issuance of securities. The settlement covers all claims generally relating to the purchase of Lucent securities during different class periods. The primary class period is October 26, 1999 through December 20, 2000.

We expect that the appeals and claims administration process will continue until sometime in the fourth quarter of fiscal 2004 or in fiscal 2005 and do not expect to distribute any proceeds until that time. We continue to pursue partial recovery of the settlement amount from our fiduciary insurance carriers under certain insurance policies that provide coverage up to $70 million. We have filed a lawsuit against them to recover these amounts. The charge for the settlement will be revised in future quarters if we are able to recover a portion of the settlement from our fiduciary insurance carriers, as well as to reflect additional changes in the fair value of the warrants until they are issued. The estimated fair value of the warrants may increase significantly if the share price of our common stock increases.

We will defend any lawsuits that may be brought by parties that have opted out of the settlement. We and certain of our current and former officers and directors are defendants in an action in the U.S. District Court in New Jersey, Staro Asset Management, LLC v. Lucent Technologies Inc. et al., alleging violations of federal securities laws. The case was originally part of the global settlement referred to above. However, the plaintiff has opted out of the settlement and is pursuing its claim separately against the defendants. We have moved to dismiss the complaint.

Government Investigations

In November and December 2000, we identified certain revenue recognition issues that we publicly disclosed and brought to the attention of the SEC. On February 27, 2003, we announced that we had reached an agreement in principle with the staff of the SEC that would resolve its investigation regarding this matter. The agreement is subject to final approval by the SEC. Under this agreement, without admitting or denying any wrongdoing, we would consent to a settlement enjoining us from future violations of the antifraud, reporting, books and records, and internal control provisions of the federal securities laws. Under the agreement in principle, we would pay no fines or penalties and would not be required to restate any of our financial statements.

In August 2003, the U.S. Department of Justice and the SEC informed us that they had each commenced an investigation into possible violations of the Foreign Corrupt Practices Act. These investigations follow allegations made by National Group for Communications and Computers Ltd. in an action filed against us on August 8, 2003, which is described below. We are cooperating with both agencies.

Other Matters

In the normal course of business, we are involved in commercial disputes with customers, suppliers, subcontractors and others. These matters generally involve claims for monetary damages for breach of contract or breach of warranty or similar claims. While many of these disputes are settled amicably without litigation, some of these matters will result in lawsuits being filed against us. The condition of the telecommunications market in the past three years and the insolvency or failure of numerous service providers has led to more claims and disputes resulting in litigation. In addition, our recent restructuring has resulted in the termination of tens of thousands of employees and changes in benefits for current and former employees. These actions have led to additional claims against us. The following is a description of the more significant pending litigation.

Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We are a defendant in an adversary proceeding filed in U.S. Bankruptcy Court in Delaware by Winstar and Winstar Wireless, Inc. in connection with the bankruptcy of Winstar and various related entities. The complaint asserts claims for breach of contract and other claims against us and seeks compensatory damages, as well as costs and expenses associated with litigation. Many of these claims against us have been dismissed. The complaint also seeks recovery of a payment to us of approximately $190 million in December 2000.

In September 2000, we and a third party created a non-consolidated trust named Insured Special Purpose Trust (“ISPT”) to which we sold, on a limited-recourse basis, customer finance loans and receivables. As of December 31, 2003, the ISPT held customer finance loans, all of which were in default. The ISPT has a credit insurance policy from an unaffiliated insurance company insuring the ISPT against losses on these loans. Through reinsurance treaties, our wholly-owned captive insurance company assumed the risk under this policy for the loans and reinsured a significant amount of the exposure with an unaffiliated insurer. We ultimately expect that our captive insurance company will fund the remaining $50 million of its first-loss obligations, which has been reflected in other liabilities as a self-insured loss reserve, and that the unaffiliated insurance company will fund $279 million of its reinsurance obligation, which has been reflected as a receivable in other assets as of December 31, 2003.

The insurer has denied coverage on all of the loans in the ISPT and has alleged, among other claims, that the loans were not eligible to be sold to the ISPT due to their credit quality at the time of sale. The insurer stated that it would cease paying claims on these loans and requested that it be reimbursed for all claims previously paid and that we repurchase the loans. The amount previously paid to the ISPT under the insurance policy was funded by our captive insurance company. We dispute the assertions by the insurer and are pursuing binding arbitration to resolve the matter. Arbitration is scheduled for July 2004.

If the insurer prevails on its denial of coverage, we will be required to indemnify the ISPT and its lenders and investors for the amount of coverage denied and the funds returned to the insurer. We will also be required to recognize a charge for the amount of the denied coverage. In the interim, we have agreed to advance funds to the ISPT to cover its principal and interest payments and fees as they become due until resolution of the dispute with the insurer. We advanced $16 million in funds during the first quarter of fiscal 2004. Absent favorable resolution of the dispute, the remaining funding requirements are approximately $62 million during the remainder of fiscal 2004 and $208 million thereafter.

We have several long-term projects that have been winding down in Saudi Arabia. We recently finalized the resolution of certain contractual claims and counterclaims with the customer. The resolution of these project close out issues will not have a material effect on our financial statements.

On August 8, 2003, National Group for Communications and Computers Ltd. (“NGC”) filed an action in the U.S. District Court for the Southern District of New York against us, our subsidiary Lucent Technologies International Inc. and an unaffiliated company, alleging violations of the Racketeer Influenced Corrupt Organizations Act (“RICO”). These allegations relate to activities in Saudi Arabia in connection with certain telecommunications contracts between us, the Kingdom of Saudi Arabia and other entities. The complaint seeks damages in excess of $63 million, which could be tripled under RICO. The allegations in this complaint appear to arise out of certain contractual disputes between NGC and Lucent, which are the subject of a separate case that NGC previously filed against us in U.S. District Court in New Jersey. This case is in its early stages.

Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In the case of Smith (Trustee) v. Lucent Technologies, pending in the U.S. District Court for the Eastern District of Louisiana, the trustee for bankrupt Actel Integrated Communications (“Actel”) claims that we failed to deliver working products and that this failure caused the demise of Actel. Actel is claiming several hundred million dollars of damages for lost profits and equity value and loss of liquidity. Discovery is continuing and a trial is tentatively scheduled for April 2004. In addition, investors in Actel have filed suit against Lucent for unspecified damages, claiming Lucent misled them as to certain technology, which influenced their decision to invest in Actel. This case, DB Sandler Partners, et. al v. Lucent Technologies, filed in New York State Court, is in its early stages.

In the case of Pf.Net Supply Corp. v. Lucent Technologies, the plaintiff claims that we breached an alleged $100 million purchase commitment and seeks to compel us to meet this purchase commitment or pay damages. Discovery is continuing and a trial is tentatively scheduled for June 2004.

A purported class action lawsuit, Foss v. Lucent Technologies, was filed against us in U.S. District Court in New Jersey during October 2003 in connection with the elimination of the death benefit from our U.S. management pension plan in early 2003. The elimination of these benefits reduced the future pension obligations by approximately $450 million. The benefit was paid out of the pension plan assets to certain qualified surviving dependents, such as spouses or dependant children of management retirees who retired before 1998. The case alleges that we wrongfully terminated this death benefit and requests that it be reinstated, along with other remedies. This case is in its early stages and we are not yet required to file an answer to the complaint.

Separation Agreements

We are party to various agreements that were entered into in connection with the separation of Lucent and former affiliates, including AT&T, Avaya, Agere Systems and NCR Corporation. Pursuant to these agreements, we and the former affiliates have agreed to allocate certain liabilities related to each other’s business, and have agreed to share liabilities based on certain allocations and thresholds. For example, in the Sparks case which was settled in August 2002, AT&T, Avaya and NCR each assumed a portion of the settlement liability. We have approximately $40 million in gross receivables due from AT&T and Avaya related to this matter as of December 31, 2003. We are not aware of any material liabilities to our former affiliates as a result of these agreements that are not otherwise reflected in our unaudited consolidated financial statements. Nevertheless, it is possible that potential liabilities for which the former affiliates bear primary responsibility may lead to contributions by us.

Avaya is defending three separate purported class action lawsuits, one pending in West Virginia, one in federal court in the Southern District of New York and another in federal court in the Southern District of California. All three actions are based on claims that we, as predecessor to Avaya’s business, sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. The complaints seek, among other remedies, compensatory damages, punitive damages and counsel fees in amounts that have not yet been specified. Under the separation agreement with Avaya, we are responsible for 50% of the liabilities and costs related to these cases that exceed $50 million. Avaya has informed us that these costs are expected to exceed threshold limits under the separation agreement. As a result, we recognized a charge of $6 million during the three months ended December 31, 2003 for our expected obligation under this agreement.

Our former affiliate, NCR Corporation, has disclosed that it is responsible for remediation costs related to the discharge of contaminants into the Fox River in Wisconsin. NCR has informed us that these costs are expected to exceed threshold limits under the separation agreement among NCR, AT&T and us. As a result, we recognized a charge of $5 million for our expected obligation under this agreement during the fourth quarter of fiscal 2003.

Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Guarantees and Indemnification Agreements

We are unable to reasonably estimate the maximum amount that could be payable under certain of our arrangements since these exposures are not capped and due to the conditional nature of our obligations and the unique facts and circumstances involved in each agreement. Historically, payments made under these agreements have not had a material effect on our business, financial condition or results of operations, other than certain guarantee payments made in connection with the customer financing arrangements discussed below.

We guarantee the financing of certain product purchases by certain customers. Requests for providing such guarantees are reviewed and subject to approval by senior management and are regularly reviewed by them in assessing the adequacy of reserves. The principal amount of drawn customer financing guarantees and related reserves was $83 million and $76 million, respectively, as of December 31, 2003. The remaining guarantee periods range from one month to seven years. In addition, $43 million of commitments are available to customers from third-party lenders, but these commitments may expire undrawn. We are required to perform under these commitments if a customer defaults for non-payment to the creditor, and we typically retain a first-loss position. We will generally have the right to recover from the defaulting party through subrogation, however, usually only after the creditor has been paid in full.

We have divested certain businesses and assets through sales to third-party purchasers and spin-offs to our common shareowners. In connection with these transactions, certain direct or indirect indemnifications are provided to the buyers or other third parties doing business with the divested entities. These indemnifications include secondary liability for certain leases of real property and equipment assigned to the divested entity and certain specific indemnifications for certain legal and environmental contingencies, as well as vendor supply commitments. The time durations of such indemnifications vary but are standard for transactions of this nature.

We remain secondarily liable for approximately $328 million of lease obligations as of December 31, 2003 that were assigned to Avaya, Agere and purchasers of other businesses. The remaining terms of these assigned leases and our corresponding guarantees range from one month to 16 years. The primary obligor under assigned leases may terminate or restructure the lease obligation before its original maturity and thereby relieve us of our secondary liability. We generally have the right to receive indemnity or reimbursement from the assignees and have not reserved for losses on this form of guarantee.

We are party to a tax-sharing agreement to indemnify AT&T and are liable for tax adjustments that are attributable to our lines of business, as well as a portion of certain other shared tax adjustments during the years prior to our separation from AT&T. We have similar agreements with Avaya and Agere. Certain tax adjustments have been proposed or assessed subject to these tax-sharing agreements. The outcome of these matters is not expected to have a material adverse effect on our consolidated results of operations, consolidated financial position or near-term liquidity.

We license to our customers software and rights to use intellectual property that might provide the licensees with an indemnification against any liability arising from third-party claims of patent, copyright or trademark infringement. We cannot determine the maximum amount of losses that we could incur under this type of indemnification, because we often may not have enough information about the nature and scope of an infringement claim until it has been submitted to us.

We indemnify our directors and certain of our current and former officers for third-party claims alleging certain breaches of their fiduciary duties as directors or officers. Certain costs incurred for providing such indemnification may be recovered under various insurance policies.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of a product or service for deficiencies under specific product or service warranty provisions. The warranty reserves are determined as a percentage of revenues based on the actual trend of historical charges incurred over various periods, excluding any significant or infrequent issues that are specifically identified and reserved. The warranty liability is established when it is probable that customers will make claims and when a reasonable

Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

estimate of costs can be made. The following table summarizes the activity related to warranty reserves for the three months ended December 31, 2003.

(in millions)
Warranty reserve as of September 30, 2003	$330
Accruals for warranties	19
Payments	(16)

Warranty reserve as of December 31, 2003	$333

Environmental Matters

Current and historical operations are subject to a wide range of environmental laws. In the United States, these laws often require parties to fund remedial action regardless of fault. We have remedial and investigatory activities underway at numerous current and former facilities.

Environmental reserves of $123 million have been provided for remedial and related costs for which we are or are probably liable, and can be reasonably estimated as of December 31, 2003. These reserves are not discounted to present value. We had receivables of $38 million due from insurance carriers and other third-party indemnitors as of December 31, 2003. Receivables are recorded only if the carriers or other indemnitors have agreed to pay the claims and management believes collection of the receivables is reasonably assured. Environmental matters did not have a significant impact on our consolidated financial condition, results of operations, or cash flows during the three months ended December 31, 2003.

Reserves for estimated losses from environmental remediation are, depending on the site, based on analyses of many interrelated factors, including:

•	The extent and degree of contamination and the nature of required remedial actions.
•	The timing and various types of environmental expenditures, such as investigatory, remedial, capital and operations, and maintenance costs.
•	Applicable legal requirements defining remedial goals and methods.
•	Progress and stage of existing remedial programs in achieving remedial goals.
•	Innovations in remedial technology and expected trends in environmental costs and legal requirements.
•	The number, participation level and financial viability of other potentially responsible parties.
•	The timing and likelihood of potential recoveries or contributions from other third parties.
•	Historical experience.
•	The degree of certainty and reliability of all the factors considered.

It is often difficult to estimate the future impact of environmental matters, including potential liabilities, due to the above factors and the lengthy time periods involved in resolving them (which may be up to 30 years or longer). Although we believe that our reserves are currently adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of amounts provided for as of December 31, 2003 cannot be reasonably estimated.

Form 10-Q - Part I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties include: the failure of the telecommunications market to improve or to improve at the pace we anticipate; continued negative operating cash flow that may affect our ability to satisfy our cash requirements; our ability to secure additional sources of funds on reasonable terms; our credit ratings; our ability to compete effectively; our reliance on a limited number of key customers; our exposure to the credit risk of our customers; our reliance on third parties to manufacture most of our products; the cost and other risks inherent in our long-term sales agreements; our product portfolio and ability to keep pace with technological advances in our industry; the complexity of our products; our ability to retain and recruit key personnel; existing and future litigation; our ability to protect our intellectual property rights and the expenses we may incur in defending such rights; changes in environmental health and safety laws; changes to existing regulations or technical standards; the social, political and economic risks of our foreign operations; and the costs and risks associated with our pension and postretirement benefit obligations. For a more complete list and description of such risks and uncertainties, see the reports filed by us with the Securities and Exchange Commission. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

EXECUTIVE SUMMARY

We design and deliver the systems, services and software that drive next-generation communications networks. Backed by Bell Labs research and development, we use our strengths in mobility, optical, software, data and voice networking technologies, as well as services, to create new revenue-generating opportunities for our customers, while enabling them to quickly deploy and better manage their networks. Our customer base includes communications service providers, governments and enterprises worldwide.

Beginning in fiscal 2001, the global telecommunications market deteriorated, resulting in a significant decrease in the competitive local exchange carrier market and a significant reduction in capital spending by established service providers. This trend intensified during fiscal 2002 and continued into fiscal 2003. Reasons for the market deterioration included the general economic slowdown, network overcapacity, customer bankruptcies, network build-out delays and limited availability of capital.

Recently, information from some of our customers has been encouraging, which demonstrates that the market is stabilizing. However, we continue to remain cautious until we see evidence of increased capital spending. We believe service providers will continue to face many challenges in 2004, primarily related to reducing the cost of their operations while expanding their service offerings to increase revenues. They must accomplish this while maintaining and improving the security and reliability of their networks. This creates opportunities for us and for our customers in growth areas such as Voice over Internet Protocol (or VoIP), mobile high-speed data, broadband access, metro optical solutions as well as services. We are turning these technologies and opportunities into cost-effective offers for our customers.

Changes in capital spending in our target markets can change rapidly and can vary over short periods of time, including from month-to-month. As a result of this uncertainty, accurate forecasting of near- and long-term results, earnings and cash flow remains difficult. In addition, since a limited number of customers account for a significant amount of our revenue, our results are subject to volatility from changes in spending by one or more of these significant customers. This volatility is most prevalent in our Mobility segment.

Form 10-Q - Part I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in more detail throughout our MD&A:

•

Our revenues increased 9% during the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. This improvement was primarily due to a CDMA Wireless build-out in India, and increased demand from several of our U.S. service providers.

•

Our gross margin rate was 41% for the first quarter of fiscal 2004, an improvement of 19 points from the first quarter of fiscal 2003. The improvement primarily resulted from continued focus on cost reductions, lower inventory-related charges and favorable mix.

•	We continued to reduce our operating expenses through restructuring actions taken in the past three fiscal years.
•

We had recoveries of bad debt and customer financings of $14 million and $91 million during the first quarters of fiscal 2004 and fiscal 2003, respectively. These recoveries were primarily due to the favorable settlement of certain fully-reserved notes receivable and accounts receivable.

•

We recognized a charge of $54 million primarily for the increase in estimated fair value of the warrants associated with the settlement of our shareowner lawsuits during the first quarter of fiscal 2004. Our results may continue to be adversely affected by the revaluation of these warrants.

•	The first quarter of fiscal 2003 included the impact of an $80 million reserve reduction for a legal settlement associated with our former consumer products leasing business.
•

We realized a gain of $64 million during the first quarter of fiscal 2004 related to the maturity of forward sale contracts for Corning common stock. The investment was obtained in connection with the sale of certain joint ventures associated with our Optical Fiber business in fiscal 2002.

•

We incurred net charges of $4 million and $131 million related to the retirement of our convertible securities and other debt obligations during the first quarters of fiscal 2004 and 2003, respectively. We purchased less of these securities during the current period due to economically unattractive pricing levels.

•

We recognized a $191 million benefit related to income taxes and interest income primarily as a result of the resolution of certain prior year federal income tax audit matters during the first quarter of fiscal 2004. The income tax benefit of $120 million recognized during the first quarter of fiscal 2003 was attributed to the utilization of a portion of that period’s operating losses as a result of the tax impact of certain equity transactions.

•	Cash and cash equivalents and short term investments decreased $230 million during the first quarter of fiscal 2004, to $4.3 billion, primarily from $257 million of cash used in operations.

We are working closely with our customers to position the full breadth of our products and services and we have significantly reduced our cost structure. We expect our annual revenues to remain flat or increase slightly during fiscal 2004 as compared to fiscal 2003. We also expect to achieve sustained profitability some time in fiscal 2004 and report a profit for the year, excluding the impact from any revaluation of the warrants referred to above. However, if the telecommunications market declines or does not improve, or improves at a slower pace than we anticipate, our revenues and profitability may be adversely affected.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our unaudited consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, receivables and customer financing, inventories, income taxes, intangible assets, pension and postretirement benefits, business restructuring and legal contingencies. For more information on critical accounting estimates, see the MD&A included in our Form 10-K for the year ended September 30, 2003. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit and Finance Committee.

Form 10-Q - Part I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first quarter of fiscal 2004, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2003 VERSUS THREE MONTHS ENDED DECEMBER 31, 2002

Revenues

	Three months ended December 31,

(in millions)	2003		2002

Revenues by segment:
INS	$790	35%	$849	41%
Mobility	960	42%	727	35%
Services	466	21%	487	23%
Other	43	2%	12	1%

Total revenues	$2,259	100%	$2,075	100%

Revenues by region:
U.S.	$1,350	60%	$1,292	62%
Other Americas (Canada, Central & Latin America)	85	3%	113	6%
EMEA (Europe, Middle East & Africa)	289	13%	254	12%
APAC (Asia Pacific & China)	535	24%	416	20%

Total revenues	$2,259	100%	$2,075	100%

Revenues increased by 9% during the first quarter of fiscal 2004. The net increase in revenues was due to a $233 million increase in Mobility, partially offset by a $59 million decrease in INS and a $21 million decrease in Services. Refer to the segment discussion later in this MD&A for information on changes in revenues by segment and product.

The 4% increase in the U.S. was primarily due to a 32% increase in wireless sales, partially offset by a 16% decline attributable to wireline products. The 14% increase in EMEA was due to increased deployments of optical projects in Europe. The 29% increase in APAC was due to higher revenues associated with a CDMA wireless network build-out in India.

We expect our annual revenues to be essentially flat or to increase slightly during fiscal 2004. However, our quarterly revenues are subject to volatility as a result of changes in customer spending patterns and short-term capital requirements, our concentration on a limited number of customers and the timing of revenue recognition trigger events, such as customer acceptances on lengthy deployments.

Gross Margin

	Three months ended December 31,

(in millions)	2003	2002

Gross margin	$919	$454
Gross margin rate	41%	22%

The gross margin rate increased by 19 percentage points in the first quarter of fiscal 2004.

Inventory and other charges had no significant net effect on the gross margin rate during the first quarter of fiscal 2004. However, charges negatively affected the gross margin rate by approximately five percentage points during the first quarter of fiscal 2003. These charges were primarily related to provisions for slow-moving and obsolete inventories, including inventories associated with customers experiencing financial difficulties; costs associated with supplier and customer contract settlements; adjustments to long-term projects; and costs associated with certain customer obligations and product performance issues.

Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The impact of sales volume increased the gross margin rate by approximately two percentage points, since the fixed costs were spread over higher revenue levels.

Cost reductions and the impact of product and geographic mix accounted for the remaining 12 percentage points of improvement in the gross margin rate. Cost reductions realized from supply chain rationalization and efficiency gains accounted for most of this improvement in the gross margin rate. We reduced costs across the supply chain through internal restructuring and efficiencies, product redesign and resourcing products to lower cost regions. We also realized savings from headcount reductions since the first quarter of fiscal 2003, including significant savings attributed to Services. To a lesser extent, increased sales of certain higher margin U.S. Mobility and next-generation optical products contributed to the gross margin rate improvement. Historically, our gross margin rates are higher in the U.S. compared to non-U.S. regions.

Our gross margin rate is subject to volatility due to changes in volume, geographic and product or service mix, and the impact of significant inventory-related charges, including revised estimates related to long-term contracts.

Operating Expenses

	Three months ended December 31,

(in millions)	2003	2002

Selling, general and administrative (“SG&A”) expenses, excluding the following two items:	$341	$482
Recovery of bad debts and customer financings	(14)	(91)
Amortization of other acquired intangibles	—	5

Total SG&A	327	396
Research and development (“R&D”) expenses	292	389
Business restructuring charges (reversals) and asset impairments, net	29	(19)

Operating expenses	$648	$766

SG&A expenses

Excluding recovery of bad debts and customer financings and amortization of other acquired intangibles, SG&A expenses decreased by 29% during the first quarter of fiscal 2004. The decrease was primarily a result of headcount reductions under our restructuring program and other cost saving initiatives that limited discretionary spending. In addition, the first quarter of fiscal 2003 included the impact of accelerated depreciation of $24 million. Our restructuring program is essentially complete and therefore is not expected to further reduce SG&A expense levels.

Recovery of bad debts and customer financings

We had net recovery of bad debts and customer financings of $14 million and $91 million during the first quarters of fiscal 2004 and 2003, respectively. These net recoveries were due to the favorable settlement of certain fully-reserved notes receivable and accounts receivable and significantly lower bad debt and customer financing exposure. These settlements generally occur as a result of the resolution of work-outs and consummation of bankruptcy proceedings. Further recoveries or charges may occur in the future.

Amortization of other acquired intangibles

Our remaining goodwill of $183 million is not amortized, but is tested for impairment annually during the fourth quarter, or more often if an event or circumstance indicates that an impairment loss has been incurred. No events occurred during the first quarter of fiscal 2004 that triggered an impairment test.

Form 10-Q - Part I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

R&D

R&D expenses decreased 25% in the first quarter of fiscal 2004. The decrease was primarily due to headcount reductions and product rationalizations under our restructuring program. Our restructuring program is essentially complete and is not expected to further reduce R&D expenses.

Our continuing R&D investment is focused on enhancing and expanding our broad portfolio of leading edge technologies. In Mobility, our R&D investment is focused primarily on CDMA and UMTS next-generation technologies. This investment continues to support our leadership position in spread-spectrum technology and our development of high-speed mobile data solutions. Our INS R&D investment supports a broad array of current and next-generation technologies, including VoIP, metro optical and broadband networking solutions. Together, Mobility and INS share R&D investment in a unified softswitch platform to support both wireless and wireline applications. Our R&D investment also supports Bell Labs long-term research programs in such areas as computer science, materials science and bioengineering.

Business restructuring charges (reversals) and asset impairments, net

During the past three fiscal years, we committed to and executed a restructuring program aimed at realigning our resources in order to focus on the large service provider market. Since the inception of the program, these actions have significantly reduced our SG&A and R&D costs. We have essentially completed the restructuring actions but continue to evaluate the remaining restructuring reserves at the end of each reporting period. There may be additional charges or reversals primarily related to estimates of facility closing costs. Actual costs have differed from estimated amounts in the past.

Since the inception of the restructuring program, we have reduced our headcount by approximately 73,000 employees, to approximately 33,000 employees as of December 31, 2003 (including the impact of attrition and other headcount reductions in the ordinary course of business). In addition, the restructuring plans included facility closing charges related to exiting a significant number of owned and leased facilities, totaling approximately 15.9 million square feet.

Refer to Note 4 to our unaudited consolidated financial statements for details on our business restructuring charges (reversals) and reserves.

The following table summarizes the net business restructuring charges (reversals) and asset write-downs:

	Three months ended December 31,

(in millions)	2003	2002

Employee separations	$(13)	$15
Contract settlements	(4)	11
Facility closings	47	(3)
Other	(2)	1

Total net business restructuring charges	28	24
Total asset write-downs (reversals)	1	(38)

Total net charge (reversal)	$29	$(14)

Reflected in costs	$—	$5
Reflected in operating expenses	$29	$(19)

The net charge recorded in the first quarter of fiscal 2004 consisted of facility closing charges. These charges were primarily due to changes in estimates of costs and reductions in expected sublease rental income on certain properties resulting from changes in the commercial real estate market. Partially offsetting the charges were employee separation reversals and net contracts reversals. The lower employee separation charges were due to differences in the actual versus assumed demographics of separated employees, including the age, length of service and salaries. The net contract settlement reversals were the result of settlements of certain contractual obligations and purchase commitments for amounts lower than originally estimated.

The net reversals recorded in the first quarter of fiscal 2003 consisted of new plan charges of $41 million and net reversals of prior year plans of $55 million. The new plan charges included employee separation charges and contract settlements associated with the discontinuance of the TMX MultiService Switching and Spring Tide product lines in the INS segment. The revisions to prior year plans were primarily due to adjustments to the original plans for facility closings, which increased property, plant and equipment.

Form 10-Q - Part I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Pension, Postretirement and Postemployment Benefits

We maintain defined benefit pension plans covering the majority of employees and retirees, as well as postretirement benefit plans for retirees that include health care, dental benefits and life insurance coverage. Additionally, we offer various postemployment benefits to certain employees after employment but before retirement, including disability benefits, severance pay and workers’ compensation. See Note 2 to the unaudited consolidated financial statements for pension and postretirement net periodic benefit cost components.

Our results of operations include the impact of significant pension, postretirement and postemployment benefits that are measured using actuarial valuations. These impacts are summarized below.

	Three months ended December 31,

(in millions)	2003	2002

Pension benefit credit	$(274)	$(223)
Postretirement benefit cost	73	96

Net credit	(201)	(127)
Reflected in business restructuring	—	7

Reflected in other costs and expenses	$(201)	$(134)

Postemployment benefit cost (credit)	$12	$(15)

Approximately two-thirds of these amounts are reflected in operating expenses, with the balance in costs. The changes in these amounts during the three months ended December 31, 2003 compared to the three months ended December 31, 2002 were primarily due to:

•	The elimination of certain retiree death benefits and reductions in certain retiree health care benefits.
•	The reduction in the discount rate from 6.5% to 5.75% resulting in lower plan interest costs.
•	A reduction in the market related value of plan assets. We continue to assume an 8.75% expected return on plan assets.
•	A reduction in gain amortization related to postemployment benefits.

On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). This Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We currently sponsor retiree health care plans that provide prescription drug benefits to our U.S. retirees. At present, detailed regulations necessary to implement the Act have not yet been promulgated, including those that would specify how actuarial equivalency must be determined and demonstrated to the Secretary of Health and Human Services, and those addressing the payment/reimbursement mechanism for the subsidy. We have elected to defer recognizing the effects of the Act until our plan assets and obligations are remeasured or until authoritative guidance on the accounting for the federal subsidy is issued. This guidance is expected to be issued later in fiscal 2004. Based on the provisions of our current retiree health care plans, we estimate that the Act will reduce the accumulated benefit by less than $500 million and reduce the expense of providing the prescription drug benefit by an amount less than $50 million annually. However, the final regulations, as well as any changes we might make to our plan provisions, may change this estimated impact of the Act.

Form 10-Q - Part I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income, net and Interest Expense

	Three months ended December 31,

(in millions)	2003	2002

Interest income on tax settlement	$68	$—
Gain (loss) on sale of an investment	64	(10)
Loss on extinguishment of debt	(3)	(31)
Other-than-temporary write-downs of investments	(3)	(37)
Legal settlements	(54)	80
Miscellaneous, net	7	20

Other income, net	$79	$22

Interest expense	$113	$94

Interest income on tax settlement is related to the favorable resolution of prior year federal tax audits.

The gain on sale of an investment is related to the maturity of the forward contract on the sale of Corning common stock. We obtained the shares of Corning in connection with the sale of certain joint ventures associated with our Optical Fiber business in fiscal 2002.

The loss on the extinguishments of debt for the first quarter of fiscal 2004 was a result of the retirement of certain debt obligations for approximately two million shares of our common stock and $63 million of cash. The charge for the first quarter of fiscal 2003 related to the exchange of a portion of our 7.75% trust preferred securities for shares of our common stock. We purchased less of these securities during the first quarter of fiscal 2004 due to economically unattractive pricing levels. Refer to Note 7 to our unaudited consolidated financial statements for more information on these exchanges.

Other-than-temporary write-downs of investments during the first quarter of fiscal 2003 were primarily due to sustained weakness in the private equity and venture capital markets.

The legal settlement charge during the first quarter of fiscal 2004 primarily related to a charge of $60 million for the increase in fair market value of warrants associated with the global settlement of our shareowner lawsuits. The increase in fair market value was primarily caused by the increase in the price of our common stock. The estimated fair value of the warrants may increase significantly if the share price of our common stock increases. This charge was offset by a $6 million favorable impact on the fair value of the shares of our common stock deposited into escrow. Changes in the fair value of the shares of our common stock that we deposited into escrow will result in a charge of approximately $10 million in the second quarter of fiscal 2004. During the first quarter of fiscal 2003, we reversed reserves associated with the consumer product leasing lawsuit that we settled in August 2002. The settlement amount was significantly less than the original estimate due to the number of claimants that applied for reimbursement. Refer to Note 11 to our unaudited consolidated financial statements for details about our legal matters.

Interest expense increased by $19 million primarily due to the exchange of our 8% redeemable convertible preferred stock for 8% subordinated debentures in November 2003. Interest expense during the first quarter of fiscal 2004 also includes $12 million of previously accrued dividends related to the preferred stock.

Benefit from Income Taxes

The following table presents our benefit from income taxes and the related effective tax (benefit) rate:

	Three months ended December 31,

(in millions)	2003	2002

Benefit from income taxes	$(101)	$(120)
Effective tax (benefit) rate	(42.6)%	(31.3)%

Form 10-Q - Part I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The tax benefit for the three months ended December 31, 2003 and December 31, 2002 included a full valuation allowance on our net deferred tax assets, current tax expense primarily related to certain non-U.S. operations and discrete items. Federal and certain state and non-U.S. income taxes attributable to pre-tax income have not been provided since they are expected to be absorbed by net operating loss carryforwards.

The first quarter of fiscal 2004 included a $123 million discrete federal income tax benefit primarily related to the expected favorable settlement of certain audit matters for certain years prior to our separation from AT&T. We also recognized other income of $68 million for interest related to these settlements. These settlements are expected to generate a refund of approximately $50 million and tax liabilities were reduced for the remaining amounts.

The tax benefit recognized during the first quarter of fiscal 2003 was primarily attributed to the utilization of a portion of the period’s operating losses as a result of the $135 million tax impact of the repurchases of 7.75% trust preferred securities and unrealized holding gains for certain investments.

We have significant deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards and deductible temporary differences. Since June 30, 2002, we maintained a full valuation allowance on our net deferred tax assets. We expect to continue to maintain a full valuation allowance on future tax benefits within each tax jurisdiction until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable.

During the quarter ended September 30, 2003, we filed a net operating loss carryback claim, which might result in a significant tax refund if ultimately resolved in our favor. The claim relates to the carryback of our fiscal year 2001 federal net operating loss. We maintained a full valuation allowance on the claim since it relates to a complex matter and is in the early stages of resolution. We have had preliminary discussions with the IRS regarding this matter and expect to continue discussions during the next few months. Until additional guidance is received, it is difficult to assess the likelihood, range or timing of possible outcomes.

Results of Operations by Segment

INS

	Three months ended December 31,

(in millions)	2003	2002	Change

Voice networking	$363	$398	(9%)
Data and network management	231	285	(19%)
Optical networking	196	166	18%

Total revenues	$790	$849	(7%)

U.S.	$414	$493	(16%)
Non-U.S.	376	356	6%

Total revenues	$790	$849	(7%)

Operating income (loss)	$196	$(13)	$209

During the first quarter of fiscal 2004, INS revenues declined by $59 million. The $79 million decline in the U.S. was due to a reduction in sales to a large service provider. This customer reduced its annual capital spending and is assessing the timing of future investment as well. This decline was partially offset by a $20 million increase in non-U.S. regions, primarily in Europe. Five customers accounted for approximately 38% and 46% of INS’s revenues during the first quarter of fiscal 2004 and 2003, respectively.

Voice networking revenues declined by $35 million due to lower circuit switching and voice messaging product sales. Circuit switching product sales may continue to decline in the future as service providers migrate to packet switching. Circuit switching represented approximately 50% of voice networking revenues during the first quarter of fiscal 2004. Data and network management revenues declined by $54 million due to the timing of

Form 10-Q - Part I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

multiservice switching and network operations software sales. Optical networking revenues increased by $30 million due to metro optical deployments in the U.S. and Europe.

The operating results improved by $209 million. This improvement was driven by a $132 million increase in gross margin and a $77 million decrease in operating expenses. The gross margin increased due to a higher gross margin rate primarily due to lower inventory-related charges and continued cost reductions from supply chain rationalization and efficiency gains. The remaining improvement was due to a more favorable product mix. R&D and SG&A expenses declined by $77 million due to the impact of restructuring actions during fiscal 2003.

Mobility

	Three months ended December 31,

(in millions)	2003	2002	change

U.S.	$637	$483	32%
Non-U.S.	323	244	32%

Total revenues	$960	$727	32%

Operating income (loss)	$172	$(77)	$249

During the first quarter of fiscal 2004, Mobility revenues increased by $233 million. The increase was due to higher revenues in the U.S. and non-U.S. regions, primarily APAC. The increase in the U.S. was primarily due to increased demand from large service providers as they deploy additional network capacity and upgrades. This increase was partially offset by a $71 million decline related to two U.S. customers as they migrate toward GSM and away from our TDMA technology. Revenue from these two customers represented less than 5% of Mobility sales during the current quarter. The increase in APAC was due to obtaining customer acceptance for a CDMA build-out in India and continued deployment of CDMA wireless equipment in China. Five customers accounted for 87% and 71% of Mobility’s revenues during the first quarter of fiscal 2004 and 2003, respectively. Future quarterly revenue trends may remain volatile as a result of this high concentration among a limited number of customers and timing of revenue recognition related to long-term contracts.

More than 95% of our wireless product revenue is from CDMA technology. We continue to conduct third-generation UMTS / W-CDMA trials in China, Spain and Miami, Florida. UMTS revenues were not significant during the first quarter of fiscal 2004. We expect certain customers to increase investments in high-speed data equipment during the next few quarters.

The operating results improved by $249 million. This improvement was driven by a $201 million increase in gross margin and a $48 million decrease in operating expenses. The gross margin increased due to the higher volume as well as an increase in the gross margin rate. The increase in the gross margin rate was due to continued cost reductions from supply chain rationalization and efficiency gains. R&D and SG&A expenses declined $48 million due to the impact of restructuring actions during fiscal 2003.

Services

	Three months ended December 31,

(in millions)	2003	2002	change

U.S.	$256	$273	(6%)
Non-U.S.	210	214	(2%)

Total revenues	$466	$487	(4%)

Operating income	$61	$45	$16

During the first quarter of fiscal 2004, Services revenues declined by $21 million. Revenues declined in all regions except APAC, which increased due to an increase in professional services projects in China.

Deployment services declined by $42 million due to the decrease in sales of wireline equipment requiring installation. Deployment services have also been adversely affected by competitive pricing pressures. These declines were partially offset by higher maintenance and professional services revenues.

Form 10-Q - Part I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The operating results improved by $16 million. This improvement was due to a $33 million increase in gross margin, partially offset by a $17 million increase in operating expenses. The higher gross margin was primarily due to a larger proportion of services revenues being derived from maintenance and professional services, which historically have higher gross margin rates than deployment services. Significant cost reduction efforts aimed at aligning our cost structure with market opportunities also favorably impacted the gross margin rate. Operating expenses increased $17 million due to higher sales and marketing expenses in order to expand worldwide service offerings.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

Cash used in operating activities of $257 million for the first quarter of fiscal 2004 primarily resulted from income from operations of $289 million (adjusted for non-cash items) which was offset by changes in other operating assets and liabilities of $503 million. Working capital requirements (receivables, inventories and contracts in process and accounts payable) increased $43 million for the quarter. Generally, working capital requirements will increase or decrease with quarterly revenue levels. Historically, our working capital requirements have also been reduced through more favorable billing terms, collection efforts and streamlined supply chain operations. Our working capital requirements will also be impacted by the timing of revenues or billings during the quarter. The changes in other operating assets and liabilities include the payment of fiscal 2003 incentive bonuses of approximately $300 million, cash outlays for our restructuring program of $57 million, capitalized software of $71 million and a $140 million federal income tax refund. Operating activities used $742 million of cash during the first quarter of fiscal 2003. The reduction in cash used during the first quarter of fiscal 2004 was primarily due to improved financial results driven by cost reductions.

Investing activities

Cash used in investing activities of $159 million for the first quarter of fiscal 2004 was primarily due to net purchases of short-term investments of $160 million and capital expenditures of $29 million, which included $17 million for internal use software. Partially offsetting these cash outflows were proceeds we received from the sale of our former manufacturing facility in Columbus, Ohio of $31 million. We currently do not expect to receive any significant cash proceeds from business or asset dispositions in the near future. We may purchase marketable securities with maturities greater than one year in order to improve our investment returns. Investing activities provided $122 million of cash during the first quarter of fiscal 2003 primarily due to maturities of short-term investments.

Financing activities

Cash used in financing activities was $6 million for the first quarter of fiscal 2004. We used $83 million of cash and issued 2 million common shares to repay certain debt obligations and convertible preferred securities. These repayments were made primarily in connection with the early extinguishments of the securities. We also received net proceeds of $76 million from the issuance of approximately 33 million common shares for certain employee benefit plans. Financing activities provided $108 million of cash during the first quarter of fiscal 2003 primarily due to proceeds from prepaid forward sales agreements for the shares of Corning common stock.

We are currently authorized by our board of directors to issue shares of our common stock or use cash in exchange for our convertible securities and certain other debt obligations. Since the fourth quarter of fiscal 2002, we retired approximately $2.2 billion of our convertible securities and certain other debt obligations in exchange for approximately 623 million shares of our common stock and $550 million in cash, in several separate and privately negotiated transactions. Most of these transactions reduced future obligations at a discount and reduced annual interest and dividend requirements. We may issue more of our common shares in similar transactions in the future, which would result in additional dilution to our common shareowners, or also retire additional debt obligations for cash. Subsequent to December 31, 2003, and through February 6, 2004, we retired $46 million of our debt obligations for approximately 11 million shares of our common stock.

On November 24, 2003, we exchanged all of our outstanding 8% redeemable convertible preferred stock for 8% convertible subordinated debentures. The exchange increased our flexibility to settle this obligation by

Form 10-Q - Part I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

eliminating certain legal requirements related to available capital surplus as defined by Delaware law. Refer to Note 7 to our unaudited consolidated financial statements for additional information on the terms of the exchange.

Future capital requirements

We expect our operations will continue to use cash during the remainder of fiscal 2004. Our near-term cash requirements are primarily related to funding our operations (including our restructuring program), debt and other obligations discussed below. We expect to continue to use cash to meet these requirements throughout fiscal 2004. We believe our cash and cash equivalents of $3.4 billion and short-term investments of $846 million as of December 31, 2003, are sufficient to fund our cash requirements for the next 12 months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Total cash requirements of our restructuring program are approximately $2.7 billion, of which approximately $2.3 billion had been paid through December 31, 2003. The remaining cash requirement is expected to be paid over several years, including approximately $150 million during the remainder of fiscal 2004. Most of the remaining cash requirement is for lease obligations, which are net of expected sublease rental income of approximately $230 million. If we do not receive this expected rental income, our cash requirements under the restructuring program could increase.

We do not expect to make contributions to our U.S. pension plans during fiscal 2004 through fiscal 2006. Contributions to our non-U.S. pension plans are not expected to be material. In addition, legislative and regulatory changes are being considered that could alter the manner in which liabilities are determined for the purpose of calculating required pension contributions under ERISA. Depending on the outcome of the proposals, our longer-term funding requirements for our pension plans could be significantly affected. Until the proposals are finalized, we cannot predict the impact on our financial position.

Our expected funding requirements for postretirement health care benefits are approximately $200 million during the remainder of fiscal 2004, increasing to approximately $300 million annually through fiscal 2006. By fiscal 2007, we expect the plan assets set aside in trusts to fund represented retiree health care benefits will be depleted. At that time, without changes in our postretirement health care benefits for all active and retired employees, annual funding from operations would need to increase substantially. These funding needs would severely impact our ability to remain competitive. Consequently, we anticipate making changes in retiree health care benefits in fiscal 2005 and beyond. We cannot be more specific about these changes or their impact on cash flow because the changes will depend in part on the evolving health care legislative climate and health care practices in general. Given that we will be engaged in collective bargaining discussions later this year, we intend to address these cost issues with our represented employees in that timeframe. For more information on these obligations, see the detailed risk factors included in Part 1, Item 1, of our Form 10-K for the year ended September 30, 2003.

We have agreed to indemnify the Insured Special Purpose Trust (“ISPT”) and its lenders and investors for certain defaulted principal and interest payments related to customer finance loans that were held by the ISPT and are subject to a dispute with an unaffiliated insurer. We funded $16 million of principal, interest and fees during the first quarter of fiscal 2004, and the funding requirements are $62 million for the remainder of fiscal 2004 and $208 million thereafter through 2008. The ISPT has been included in our unaudited consolidated financial statements since April 1, 2003. Refer to Note 11 to our unaudited consolidated financial statements for additional information on the ISPT and the dispute regarding insurance coverage.

Our 8% subordinated debentures are redeemable at the option of the holders on various dates, the earliest of which is August 2, 2004. We have the option to satisfy this put with cash, shares of our common stock or a combination of both. The principal amount of these debentures was $817 million as of February 6, 2004.

Form 10-Q - Part I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in more detail in Note 11 to our unaudited consolidated financial statements, we will pay $315 million of our shareowner litigation settlement with cash, common stock or a combination of both, at our option. On December 24, 2003, we deposited 33 million shares of our common stock into escrow, representing the initial $100 million payment of the settlement amount. We expect that the appeals and claims administration process will continue until sometime in the fourth quarter of fiscal 2004 or in fiscal 2005 and do not expect to distribute any proceeds until that time.

Our letters of credit agreements are subject to certain cash collateral requirements that may increase if we fail to maintain specified levels of consolidated minimum operating income (adjusted for certain defined items) or if we fail to maintain a minimum amount of unrestricted cash and short-term investments. As of December 31, 2003, outstanding letters of credit and amounts unused and available to us under these agreements were $269 million and $301 million, respectively.

Under our Guarantee and Collateral Agreement and our Collateral Sharing Agreement, certain of our U.S. subsidiaries have guaranteed certain of our obligations, and these subsidiaries have pledged substantially all of their assets as collateral. These agreements provide security for certain of our obligations, including letters of credit, specified hedging arrangements, guarantees to lenders for vendor financing, lines of credit, an agreement relating to our ISPT, cash management and other bank operating arrangements. The amount of these outstanding obligations was $527 million as of December 31, 2003.

We have effective shelf registration statements with the SEC for the issuance of up to approximately $1.9 billion of securities, including shares of common stock and preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units.

Customer financing commitments

We may provide or commit to additional customer financings on a limited basis. We are focusing on the larger service providers that typically have less demand for such financing. We carefully review requests for customer financing on a case-by-case basis. Such review assesses the credit quality of the individual borrowers, their respective business plans and market conditions. We also assess our ability to sell or transfer the undrawn commitments and drawn borrowings to unrelated third parties. As of December 31, 2003 our net exposure for customer financing commitments was not material.

Credit ratings

Our credit ratings are below investment grade. Any credit downgrade affects our ability to enter into and maintain certain contracts on favorable terms and increases our cost of borrowing. Our credit ratings as of February 6, 2004, are as follows:

	Long-term debt	8% subordinated debentures	Trust preferred securities	Last change

Rating Agency
Standard & Poor’s (a)	B-	CCC-	CCC-	September 4, 2003
Moody’s (b)	Caa1	Caa3	Caa3	December 2, 2003

______________

(a)	Ratings affirmed and removed from Credit Watch; ratings outlook is negative.
(b)	Ratings outlook is negative.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices. We manage our exposure to these market risks through the use of derivative financial instruments, coupled with other strategies. Our risk management objective is to minimize the effects of volatility on our cash flows by identifying the assets, liabilities or forecasted transactions exposed to these risks and hedging them. Hedging may be achieved by using either forward or option contracts, swap derivatives, or embedded terms in certain contracts that affect the ultimate amount of cash flows under the contract. Since there is a high correlation between the hedging instruments and the underlying exposures, the gains and losses on these

Form 10-Q - Part I

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

exposures are generally offset by reciprocal changes in value of the hedging instruments when used. We use derivative financial instruments as risk management tools and not for trading or speculative purposes.

Foreign currency risk

As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward and option contracts to minimize exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries. Our objective is to hedge all types of foreign currency risk to preserve our economic cash flows, but we generally do not expect to designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. Cash inflows and outflows denominated in the same foreign currency are netted on a legal entity basis, and the corresponding net cash flow exposure is appropriately hedged. To the extent that the forecasted cash flow exposures are overstated or understated or if there is a shift in the timing of the anticipated cash flows during periods of currency volatility, we may experience unanticipated currency gains or losses. We do not hedge our net investment in non-U.S. entities because we view those investments as long-term in nature. We have not changed our foreign exchange risk management strategy from the prior year.

Interest rate risk

We are exposed to interest rate risk resulting from our predominantly floating rate, short-term money market investments and fixed rate liabilities including long-term debt and 7.75% trust preferred securities. We mitigate interest rate risk by including short-term fixed-rate assets in our investment portfolio and entering into interest rate swaps on a portion of our debt obligations to make them variable-rate debt instruments. Since September 30, 2003, we entered into additional interest rate swaps on a portion of our debt obligations to make them variable-rate debt. Under these swaps, we receive a fixed interest rate of 5.5% and pay an average floating rate of LIBOR (1.15% as of December 31, 2003) plus 1.82% on a notional amount of $300 million. The objective of maintaining the mix of fixed and floating-rate debt and investments is to mitigate the variability of cash inflows and outflows resulting from interest rate fluctuations, as well as to reduce the overall cost of borrowing. We do not enter into derivative transactions on our cash equivalents because their relatively short maturities do not create significant risk. We do not foresee any significant changes in our interest rate risk management strategy or in our exposure to interest rate fluctuations.

Equity price risk

Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale and other strategic equity holdings in privately held companies and venture funds. These securities are exposed to price fluctuations and are generally concentrated in high-technology industries. As of December 31, 2003, the carrying values of our available-for-sale equity securities and privately held securities were $6 million and $127 million, respectively. We generally do not hedge our equity price risk due to hedging restrictions imposed by the issuers, illiquid capital markets or our inability to hedge non-marketable equity securities in privately held companies.

During fiscal 2003, we entered into prepaid forward sales agreements for all of our Corning shares, under which we received $113 million and locked in $64 million of unrealized appreciation. During the first quarter of fiscal 2004, these forward sales agreements matured, and a $64 million gain was recognized in other income.

Form 10-Q - Part I

Item 4.	Controls and Procedures

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the three months ended December 31, 2003 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended September 30, 2003, we noted some internal control deficiencies in foreign operations, which may involve the Foreign Corrupt Practices Act. We are continuing the actions we described in our Form 10-K. Our review of our foreign operations is ongoing. Any areas of non-compliance will be investigated and appropriate corrective action will be taken to enhance our controls in these areas.

Form 10-Q - Part II

Part II – Other Information

Item 1.	Legal Proceedings.

Information about legal proceedings is set forth in Note 11 to the unaudited consolidated financial statements included in this report.

Item 2.	Changes in Securities and Use of Proceeds.

(c) Sales of Unregistered Securities.

During the three months ended December 31, 2003, we issued a total of 1,808,632 shares of our common stock that were not registered under the Securities Act of 1933 (“1933 Act”) in reliance on an exemption pursuant to Section 3(a)(9) of the 1933 Act. These shares of common stock were issued in several separately and privately negotiated transactions occurring on various dates throughout the quarter in exchange for $5,700,000 principal amount of our 5.5% Notes due November 15, 2008. No underwriters were used for these transactions.

On December 24, 2003, we issued 33,058,944 shares of our common stock that were not registered under the 1933 Act in reliance on an exemption pursuant to Section 3(a)(10) of the 1933 Act. These shares were issued to satisfy the initial $100 million payment into escrow of the global settlement of our securities and related litigation, as described more fully in Note 11 to the unaudited consolidated financial statements included in this report.

Item 6.	Exhibits and Reports on Form 8-K.

(a)        Exhibits:

See Exhibit Index on page 36 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing which included the document.

(b)        Reports on Form 8-K filed during the current quarter:

On December 12, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events), to announce that we received final approval from the US District Court in New Jersey of our agreement announced on March 27, 2003, to settle pending securities and related litigation against the company, certain of our current and former officers and directors, and certain other defendants.

On October 22, 2003, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events) to announce the exchange of our 8% convertible preferred stock for 8% convertible subordinated debentures. In addition, pursuant to Item 12 (Results of Operations and Financial Condition) we furnished a press release reporting the results of our fourth quarter of fiscal 2003 and fiscal year ended September 30, 2003.

Form 10–Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lucent Technologies Inc. Registrant
Date: February 10, 2004	/s/ John A. Kritzmacher

John A. Kritzmacher Senior Vice President and Controller (Principal Accounting Officer)

Form 10–Q

Exhibit Index

Exhibit Number	Description

4.1	Indenture dated as of November 24, 2003, between Lucent Technologies Inc. and the Bank of New York as trustee. (Exhibit 4(ii) 11 to Form 10-K filed December 9, 2003).

4.2	Form of registrant’s 8% convertible subordinated debenture due 2031 (Exhibit A to the Indenture attached as Exhibit 4.1 hereto). (Exhibit 4(ii) 12 to Form 10-K filed December 9, 2003).

10.1

Third Amendment, dated as of December 22, 2003, to (i) Letter of Credit Issuance and Reimbursement Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent, and (ii) External Sharing Debt Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent.

10.2

Fourth Amendment, dated as of February 4, 2004, to (i) Letter of Credit Issuance and Reimbursement Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent, and (ii) External Sharing Debt Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent

31.1	Certification of Patricia F. Russo required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Frank A. D’Amelio required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32	Certification of Patricia F. Russo and Frank A. D’Amelio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.