Form 10-Q
period 2004-03-31
LUCENT TECHNOLOGIES INC
filed 2004-05-06
CIK 1006240

AS FILED WITH THE SEC ON MAY 6, 2004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

At April 30, 2004, 4,285,610,063 common shares were outstanding.

2	Form 10-Q - Part I

3	Form 10-Q - Part I

PART 1 - Financial Information

Item 1.   Financial Statements

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Revenues:
Products	$1,715	$1,972	$3,508	$3,560
Services	479	431	945	918
Total revenues	2,194	2,403	4,453	4,478
Costs:
Products	882	1,263	1,863	2,471
Services	374	378	733	791
Total costs	1,256	1,641	2,596	3,262
Gross margin	938	762	1,857	1,216
Operating expenses:
Selling, general and administrative	315	491	642	887
Research and development	325	382	617	771
Business restructuring	(17)	(131)	12	(150)
Total operating expenses	623	742	1,271	1,508
Operating income (loss)	315	20	586	(292)
Other expense, net	172	489	93	467
Interest expense	97	79	210	173
Income (loss) before income taxes	46	(548)	283	(932)
Benefit from income taxes	22	197	123	317
Net income (loss)	68	(351)	406	(615)
Conversion / redemption cost – 8.00% preferred stock	—	(166)	(1)	(266)
Preferred stock dividends and accretion	—	(36)	12	(61)
Net income (loss) applicable to common shareowners	$68	$(553)	$417	$(942)

Net income (loss) applicable to common shareowners:
Basic	$0.02	$(0.14)	$0.10	$(0.25)
Diluted	$0.02	$(0.14)	$0.09	$(0.25)
Weighted average number of common shares outstanding:
Basic	4,255	3,945	4,218	3,763
Diluted	4,346	3,945	4,784	3,763

See Notes to Unaudited Consolidated Financial Statements.

4	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	March 31, 2004	September 30, 2003
ASSETS
Cash and cash equivalents	$3,329	$3,821
Marketable securities	821	686
Receivables, less allowance of $140 and $246, respectively	1,587	1,511
Inventories	789	632
Other current assets	933	1,183
Total current assets	7,459	7,833

Marketable securities	439	—
Property, plant and equipment, net	1,479	1,593
Prepaid pension costs	5,013	4,659
Goodwill and other acquired intangibles, net	185	188
Other assets	1,206	1,492
Total assets	$15,781	$15,765

LIABILITIES
Accounts payable	$989	$1,072
Payroll and benefit-related liabilities	953	1,080
Debt maturing within one year	907	389
Other current liabilities	2,903	2,479
Total current liabilities	5,752	5,020

Postretirement and postemployment benefit liabilities	4,707	4,669
Pension liabilities	2,270	2,494
Long-term debt	4,214	4,439
Liability to subsidiary trust issuing preferred securities	1,152	1,152
Other liabilities	1,206	1,362
Total liabilities	19,301	19,136

Commitments and contingencies

8.00% redeemable convertible preferred stock	—	868

SHAREOWNERS’ DEFICIT
Preferred stock - par value $1.00 per share; authorized shares: 250; issued and outstanding shares: none	—	—
Common stock - par value $.01 per share; authorized shares: 10,000; 4,278 issued and 4,277 outstanding shares as of March 31, 2004 and 4,170 issued and 4,169 outstanding shares as of September 30, 2003	43	42
Additional paid-in capital	22,610	22,252
Accumulated deficit	(22,389)	(22,795)
Accumulated other comprehensive loss	(3,784)	(3,738)
Total shareowners’ deficit	(3,520)	(4,239)
Total liabilities, redeemable convertible preferred stock and shareowners’ deficit	$15,781	$15,765

See Notes to Unaudited Consolidated Financial Statements.

5	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ DEFICIT
(Amounts in Millions)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareowners’ Deficit
Balance as of September 30, 2003	4,169	$42	$22,252	$(22,795)	$(3,738)	$(4,239)
Net income				406		406
Minimum pension liability adjustment					(4)	(4)
Reclassification adjustment for realized gains on investments					(75)	(75)
Foreign currency translation adjustments					32	32
Unrealized holding gains on investments					1	1
Issuance of common stock in connection with the exchange of convertible securities and certain other debt obligations	18		73			73
Issuance of common stock related to employee benefit plans	57	1	168			169
Issuance of common stock in connection with settlement of shareowners’ lawsuit	33		105			105
Preferred stock dividends and accretion			12			12
Balance as of March 31, 2004	4,277	$43	$22,610	$(22,389)	$(3,784)	$(3,520)

See Notes to Unaudited Consolidated Financial Statements.

6	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six months ended March 31,
	2004	2003
Operating activities:
Net income (loss)	$406	$(615)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash portion of business restructuring reversals	—	(173)
Depreciation and amortization	345	552
Recovery of bad debts and customer financings	(113)	(67)
Deferred income taxes	(12)	(135)
Pension credit	(554)	(491)
Other adjustments for non-cash items	221	284
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(45)	71
(Increase) decrease in inventories and contracts in process	(87)	205
Decrease in accounts payable	(84)	(135)
Changes in other operating assets and liabilities	76	(531)
Net cash provided by (used in) operating activities	153	(1,035)

Investing activities:
Capital expenditures	(61)	(188)
(Purchases) maturities of marketable securities	(569)	297
Other investing activities	36	97
Net cash (used in) provided by investing activities	(594)	206

Financing activities:
Net proceeds from short-term borrowings	2	113
Repayments of long-term debt	(228)	(15)
Issuance of common stock	162	14
Repayment of 8.00% convertible securities	(21)	—
Other financing activities	6	—
Net cash (used in) provided by financing activities	(79)	112
Effect of exchange rate changes on cash and cash equivalents	28	28
Net decrease in cash and cash equivalents	(492)	(689)
Cash and cash equivalents at beginning of year	3,821	2,894
Cash and cash equivalents at end of period	$3,329	$2,205

Supplemental cash flow information:
Income tax refunds (payments), net	$35	$(1)
Interest payments	$192	$172

See Notes to Unaudited Consolidated Financial Statements.

7	Form 10-Q - Part I

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

The results for the periods presented are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2003 included in Form 10-K, filed on December 9, 2003. Certain reclassifications were made to conform to the current period presentation.

2. PENSION AND POSTRETIREMENT BENEFITS

We maintain defined benefit pension plans covering the majority of employees and retirees, as well as postretirement benefit plans for the majority of U.S. employees and retirees, which include health care, dental benefits and life insurance coverage. The pension plans feature a traditional service-based program as well as a cash balance program.

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

We expect our cash requirements for funding postretirement health care to be approximately $240 million during fiscal 2004, including $70 million and $110 million that were funded during the three and six months ended March 31, 2004, respectively.

The following tables summarize the components of net periodic benefit cost (credit):

	Pension benefits
	Three months ended March 31,		Six months ended March 31,
(in millions)	2004	2003	2004	2003
Service cost	$38	$45	$77	$85
Interest cost	429	480	858	953
Expected return on plan assets	(767)	(805)	(1,530)	(1,587)
Amortization of prior service cost	17	21	35	59
Amortization of transition asset	—	(2)	—	(4)
Amortization of actuarial losses	1	1	3	3
Subtotal	(282)	(260)	(557)	(491)
Termination benefits	—	(42)	—	(37)
Curtailments	1	(42)	—	(39)
Settlements	1	2	3	2
Net benefit credit	$(280)	$(342)	$(554)	$(565)

8	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Postretirement benefits
	Three months ended March 31,		Six months ended March 31,
(in millions)	2004	2003	2004	2003
Service cost	$2	$2	$4	$4
Interest cost	116	149	233	300
Expected return on plan assets	(41)	(70)	(82)	(139)
Amortization of prior service cost	(24)	(10)	(48)	(16)
Amortization of actuarial losses	19	17	38	35
Subtotal	72	88	145	184
Termination benefits	—	6	—	6
Curtailments	—	(4)	—	(4)
Net benefit cost	$72	$90	$145	$186

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

The following table summarizes the pro forma effect of stock-based compensation on net income (loss) and income (loss) per common share as if the fair value expense recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” had been adopted. No tax benefits were attributed to the stock-based employee compensation expense for all periods presented because we maintained a valuation allowance on substantially all of our net deferred tax assets.

	Three months ended March 31,		Six months ended March 31,
(in millions, except per share amounts)	2004	2003	2004	2003
Net income (loss)	$68	$(351)	$406	$(615)
Add: Stock-based employee compensation expense included in net income (loss)	1	3	6	11
Deduct: Total stock-based employee compensation expense determined under the fair value based method	(109)	(72)	(216)	(185)
Pro forma net income (loss)	$(40)	$(420)	$196	$(789)
Income (loss) per share applicable to common shareowners:
Basic – as reported	$0.02	$(0.14)	$0.10	$(0.25)
Diluted – as reported	$0.02	$(0.14)	$0.09	$(0.25)
Basic – pro forma	$(0.01)	$(0.16)	$0.05	$(0.30)
Diluted – pro forma	$(0.01)	$(0.16)	$0.05	$(0.30)

4. MARKETABLE SECURITIES

We have $439 million of debt securities with maturities greater than one year as of March 31, 2004. These investments consist of treasury notes, corporate bonds, high quality asset-backed securities and government agency bonds with various maturities that are of investment grade quality and therefore, we believe, not subject to significant market risk. In addition, these investments are designated as available-for-sale, and are recorded at fair value, which approximates their cost. Any unrealized holding gains or losses are excluded from net income and are reported as a component of comprehensive income (loss).

9	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. BUSINESS RESTRUCTURING

(in millions)	Sept. 30, 2003 reserve	Revisions to prior year plans net charge/ (reversal)	Cash payments	March 31, 2004 reserve
Employee separations	$62	$(15)	$(32)	$15
Contract settlements	34	(14)	(9)	11
Facility closings	367	43	(58)	352
Other	4	(2)	(1)	1
Total	$467	$12	$(100)	$379

The revisions to prior year plans included:

•

Reversals of employee separation reserves due to lower than expected actual termination costs reflect certain differences in actual versus assumed demographics, including the age, service lives and salaries of the separated employees.

•	Contract settlement reversals related to the expected settlement of certain contractual obligations and purchase commitments for amounts lower than originally estimated.
•

Facility closing charges due to changes in estimated facility closing costs and lower than expected sublease rental income on certain properties resulting from changes in the commercial real estate market.

Facility closing charges were recognized under the restructuring program for the expected remaining future cash outlays associated with trailing lease liabilities, lease termination payments and expected restoration costs in connection with plans to reduce a significant number of leased facilities. Owned and leased facilities of approximately 15.9 million square feet were included under the restructuring program. The remaining liability of $352 million is reflected net of expected sublease income of approximately $235 million and is expected to be paid over the remaining lease terms, which range from several months to 13 years. Additional charges or reversals may be required if the amount of expected sublease income changes in the future.

6. INVENTORIES AND CONTRACTS IN PROCESS

(in millions)	March 31, 2004	September 30, 2003
Inventories:
Completed goods	$598	$465
Work in process	25	43
Raw materials	166	124
Inventories, net of reserves of $816 as of March 31, 2004 and $980 as of September 30, 2003	$789	$632

Contracts in Process:
Costs and recognized income not yet billed	$93	$251
Billings in excess of costs and recognized income	(148)	(218)
Contracts in process reflected in other current (liabilities) assets	$(55)	$33

7. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested for impairment by comparing the implied fair value of each reporting unit to its carrying value in the fourth quarter of each fiscal year or more often if an event or circumstance indicates that an impairment loss has been incurred. Other acquired intangibles are amortized on a straight-line basis over the periods benefited, principally in the range of four to six years.

10	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the changes in the carrying amount of goodwill and other intangible assets from September 30, 2003 to March 31, 2004 by reportable segment:

(in millions)	September 30, 2003	Reclasses / other	March 31, 2004
INS	$131	—	$131
Mobility	16	(2)	14
Services	38	—	38
Total goodwill	185	(2)	183

Other intangible assets	3	(1)	2
Total	$188	(3)	$185

8. EARLY EXTINGUISHMENT OF CONVERTIBLE SECURITIES AND DEBT OBLIGATIONS

The following table summarizes the convertible securities and debt obligations which have been extinguished through exchanges of our common stock and repurchases for cash, as well as the impact to the consolidated statements of operations.

	Three months ended March 31,		Six months ended March 31,
(in millions)	2004	2003	2004	2003
8.00% convertible securities	$—	$345	$58	$737
7.75% convertible securities	—	380	—	598
Total convertible securities	—	725	58	1,335

Other debt obligations	134	52	139	52

Total convertible securities and debt extinguished	$134	$777	$197	$1,387

Total shares of our common stock exchanged	16	311	18	525

Total cash used for extinguishments	$70	$—	$133	$—

Impact of extinguishment on results of operations:
8.00% convertible securities – conversion / redemption costs recognized in EPS	$—	$(166)	$(1)	$(266)
7.75% convertible securities – conversion costs recognized in other income, net	$—	$(98)	$—	$(129)
Debt obligations – (loss) gain recognized in other income, net	$(3)	$11	$(6)	$11

Conversion costs were recognized in amounts equal to the fair value of the additional common shares issued to the holders of each respective convertible security to prompt the exchange over the number of shares of common stock otherwise required to be issued pursuant to the original conversion terms of the respective security. Redemption costs were recognized in amounts equal to the cash paid to the holders of each respective security in excess of the related carrying value to prompt the exchange.

On November 24, 2003, we exchanged all of our outstanding 8.00% convertible preferred stock for 8.00% convertible subordinated debentures. This exchange was made pursuant to rights we had under the terms of the preferred stock to exchange the stock for the convertible subordinated debentures. These debentures have an interest rate of 8.00%, the same as the dividend rate on the preferred stock, and have the same payment and record dates as the preferred stock dividends. The interest on the debentures must be paid in cash. The subordinated debentures have terms substantially the same as the preferred stock with respect to put rights, redemptions and conversion into common stock. This debt is classified as short-term due to the August 2004 redemption feature.

11	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents net income (loss) plus the results of certain shareowners’ (deficit) equity changes not reflected in the consolidated statements of operations. Foreign currency translation adjustments are generally not adjusted for income taxes, as they relate to indefinite investments in certain non-U.S. subsidiaries.

	Three months ended March 31,		Six months ended March 31,
(in millions)	2004	2003	2004	2003
Net income (loss)	$68	$(351)	$406	$(615)
Minimum pension liability adjustment	—	—	(4)	—
Foreign currency translation adjustments	(17)	8	32	58
Unrealized holding (losses) gains on investments	—	(3)	1	43
Reclassification adjustment for realized gains on investments	—	—	(75)	—
Comprehensive income (loss)	$51	$(346)	$360	$(514)

10. EARNINGS (LOSS) PER COMMON SHARE (“EPS”)

Basic EPS is calculated by dividing the net income (loss) applicable to common shareowners by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) applicable to common shareowners, adjusted to exclude preferred dividends and accretion, conversion costs, redemption costs and interest expense related to the potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period.

The following table summarizes the computation of basic and diluted EPS. Due to the net loss incurred during the three and six months ended March 31, 2003, the diluted loss per share was the same as basic, because any potentially dilutive securities would have reduced the loss per share.

	Three months ended March 31,		Six months ended March 31,
(in millions, except per share amounts)	2004	2003	2004	2003
Net income (loss)	$68	$(351)	$406	$(615)
Conversion cost – 8.00% convertible securities	—	(166)	(1)	(266)
Preferred stock dividends and accretion	—	(36)	12	(61)
Net income (loss) applicable to common shareowners – basic	$68	$(553)	$417	$(942)
Adjustment for dilutive securities on net income (loss):
Interest expense for 2.75% convertible securities	—	—	22	—
Net income (loss) applicable to common shareowners – diluted	$68	$(553)	$439	$(942)

Weighted average shares outstanding – basic	4,255	3,945	4,218	3,763
Effect of dilutive securities:
Stock options	91	—	75	—
2.75% convertible securities	—	—	491	—
Weighted average shares outstanding – diluted	4,346	3,945	4,784	3,763

EPS:
Basic	$0.02	$(0.14)	$0.10	$(0.25)
Diluted	$0.02	$(0.14)	$0.09	$(0.25)

12	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the potential shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares would be antidilutive.

	Three months ended March 31,		Six months ended March 31,
(in millions)	2004	2003	2004	2003
8.00% convertible securities	210	689	252	956
7.75% convertible securities	238	261	238	309
2.75% convertible securities	418	—	—	—
Stock options	—	7	—	4
Total potentially dilutive shares	866	957	490	1,269

Stock options excluded from the calculation of diluted EPS because the exercise price was greater than the average market price of the common shares	235	363	248	345

The calculation of dilutive and potentially dilutive common shares related to the 8.00% convertible securities and the 2.75% convertible securities is based upon the three- and six-month average price of our common stock and the weighted average number of the respective securities outstanding during the periods presented due to their redemption feature, which allows us to settle certain redemption requests through the issuance of shares of our common stock. The dilutive effect of our convertible securities may fluctuate from period to period as a result of the as reported net income levels and the average market price of our common shares.

11. OPERATING SEGMENTS

We design and deliver networks for the world’s largest communications service providers. The reportable segments are Integrated Network Solutions (“INS”), Mobility Solutions (“Mobility”) and Lucent Worldwide Services (“Services”). The INS segment provides a broad range of software and wireline equipment related to voice networking (primarily consisting of switching products, which we sometimes refer to as convergence solutions, and voice messaging products), data and network management (primarily consisting of access and related data networking equipment and operating support software) and optical networking. The Mobility segment provides software and wireless equipment to support radio access and core networks. The Services segment is a worldwide services organization that provides deployment, maintenance and professional services in support of our own product offerings as well as multivendor networks. Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measure includes the revenues, costs and expenses directly controlled by each reportable segment and excludes the following:

•	Business restructuring and asset impairments.
•	Global sales organization expenses.
•	Bad debt and customer financing expenses and recoveries.
•

Certain personnel costs and benefits, including most of those related to pension and postretirement benefits, differences between the actual and standard allocated benefit rates and differences between actual and budgeted employee incentive awards.

•	Certain other costs related to shared services, such as general corporate functions, which are managed on a common basis in order to realize economies of scale and efficient use of resources.
•	Revenues and expenses associated with licensing and protecting intellectual property rights.
•

Certain other general and miscellaneous costs and expenses not directly used in assessing the performance of the operating segments, including goodwill impairment and other acquired intangibles amortization.

The segment results for prior periods have been revised to conform to the current year’s performance measure. The accounting policies of the reportable segments are the same as those applied in the unaudited consolidated financial statements.

13	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
(in millions)	2004	2003	2004	2003
Revenues
INS	$738	$779	$1,528	$1,628
Mobility	951	1,095	1,911	1,822
Services	479	431	945	918
Total reportable segments	2,168	2,305	4,384	4,368
Other	26	98	69	110
Total revenues	$2,194	$2,403	$4,453	$4,478

Operating income (loss)
INS	$65	$(38)	$261	$(51)
Mobility	378	249	550	172
Services	59	20	120	65
Total reportable segments	502	231	931	186
Business restructuring	17	142	(12)	156
Global sales organization	(129)	(123)	(243)	(267)
Recovery of (provision for) bad debts and customer financings	99	(24)	113	67
Unallocated personnel costs and benefits	160	299	407	585
Shared services such as general corporate functions	(270)	(385)	(534)	(732)
Other	(64)	(120)	(76)	(287)
Total operating income (loss)	$315	$20	$586	$(292)

Revenues from one customer accounted for approximately 29% of consolidated revenues during the three months ended March 31, 2004 and 2003. Revenues from two customers accounted for approximately 25% and 11% of consolidated revenues, respectively during the six months ended March 31, 2004. Revenues from one customer accounted for approximately 23% of consolidated revenues during the six months ended March 31, 2003.

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits, and other claims, including proceedings by government authorities. In addition, we may be subject to liabilities of some of our former affiliates under separation agreements with them. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, we are unable to estimate the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of March 31, 2004. As described below, we have received final court approval for the settlement of our securities and related litigation. In addition, the impact of other pending litigation matters that we agreed to settle in the current interim periods were not material individually or in the aggregate to our results of operations or financial condition. We believe that the remainder of the cases will not have a material financial impact on our results of operations or financial condition after final disposition. However, because of the uncertainties of legal proceedings, one or more of these proceedings could ultimately result in a material obligation.

Securities and Related Cases

On March 27, 2003, we announced that we had reached an agreement to settle assorted securities, ERISA and derivative class action and other related lawsuits against us and certain of our current and former directors, officers and employees. We did not admit nor deny any wrongdoing as part of the settlement. We received final approval of the settlement from the U.S. District Court in Newark, New Jersey, on December 12, 2003. One of the cases (the Winstar securities case) is pending in the U.S. District Court for the Southern District of New York, for which a fairness hearing is being scheduled. A portion of the settlement proceeds described below has been allocated to the Winstar securities case.

14	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The agreement is a global settlement of 53 separate lawsuits, including a consolidated shareowner class action lawsuit in the U.S. District Court of New Jersey, and related ERISA, bondholder, derivative, and other state securities cases. Under the settlement agreement, we will pay $315 million in common stock, cash or a combination of both, at our option. On December 24, 2003, we deposited 33 million shares of our common stock into escrow, representing the initial $100 million payment of the settlement amount. These shares were subsequently sold in the market by the escrow agent for $105 million during the second quarter of fiscal 2004. The net proceeds remain in escrow as of March 31, 2004. We also will issue warrants to purchase 200 million shares of our common stock at an exercise price of $2.75 per share with an expiration date three years from the date of issuance. As of March 31, 2004, the value of these warrants was $422 million, based upon the Black-Scholes option-pricing model.

In addition to our contributions, certain of our insurance carriers have agreed to pay their available policy limits of $148 million in cash into the settlement fund. Our former affiliate, Avaya Inc., is contractually responsible under its agreements with us to contribute an additional $24 million to the settlement. In connection with the settlement we are required to pay up to $5 million in cash for the cost of settlement administration and we will pay for certain other costs involved in the issuance of securities. The settlement covers all claims generally relating to the purchase of Lucent securities during different class periods. The primary class period is October 26, 1999 through December 20, 2000.

We expect that the appeals and claims administration process will continue until sometime in the fourth quarter of fiscal 2004 or in early fiscal 2005 and do not expect to distribute any proceeds until that time. We continue to pursue partial recovery of the settlement amount from our fiduciary insurance carriers under certain insurance policies. We have filed a lawsuit against them to recover these amounts. We have settled with one of the carriers, and this recovery is reflected in our results for this quarter. We are continuing to pursue our claims against the other carriers that provide additional coverage up to $45 million. The charge for the global settlement will be revised in future quarters to reflect any additional recoveries from our fiduciary insurance carriers, as well as to reflect additional changes in the fair value of the warrants until they are issued. The estimated fair value of the warrants may increase significantly if the share price of our common stock increases.

We will defend any lawsuits that may be brought by parties that have opted out of the settlement. We and certain of our current and former officers and directors are defendants in two actions in the U.S. District Court in New Jersey, Staro Asset Management, LLC v. Lucent Technologies Inc. et al., and Florida State Board of Administration v. Lucent Technologies Inc. et al., alleging violations of federal securities laws. These cases were originally part of the global settlement referred to above. However, the plaintiffs have opted out of the settlement and are pursuing their claims separately against the defendants.

Government Investigations

In November and December 2000, we identified certain revenue recognition issues that we publicly disclosed and brought to the attention of the SEC. On February 27, 2003, we announced that we had reached an agreement in principle with the staff of the SEC that would resolve its investigation regarding this matter. Under this agreement, without admitting or denying any wrongdoing, we would consent to a settlement enjoining us from future violations of the antifraud, reporting, books and records, and internal control provisions of the federal securities laws. Under the agreement in principle, we would not be required to restate any of our financial statements. While the original agreement in principle provided for no fines or penalties, we reached an agreement with the SEC in March 2004 to pay a $25 million fine. The SEC staff informed us that the fine is not based on any additional violations of law, but on what they considered our lack of cooperation during the investigation and certain actions taken by us subsequent to the agreement in principle. The agreement in principle is subject to final approval by the SEC.

In August 2003, the U.S. Department of Justice (the “DOJ”) and the SEC informed us that they had each commenced an investigation into possible violations of the Foreign Corrupt Practices Act (“FCPA”). These investigations followed allegations made by National Group for Communications and Computers Ltd. (“NGC”) in an action filed against us on August 8, 2003, which is described below. In April 2004, we reported to the DOJ and the SEC that a FCPA compliance audit and an outside counsel investigation found incidents and internal control deficiencies in our operations in China that potentially involve FCPA violations. We are cooperating with

15	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

those agencies. We believe these incidents and deficiencies did not have a material effect on our results of operations. However, we can not determine whether this matter will affect our future business operations in China.

Other Matters

In the normal course of business, we are involved in commercial disputes with customers, suppliers, subcontractors and others. These matters generally involve claims for monetary damages for breach of contract or breach of warranty or similar claims. While many of these disputes are settled amicably without litigation, some of these matters will result in lawsuits being filed against us. The condition of the telecommunications market in the past three years and the insolvency or failure of numerous service providers has led to more claims and disputes resulting in litigation. In addition, our restructuring has resulted in the termination of tens of thousands of employees and changes in benefits for current and former employees. These actions have led to additional claims against us. The following is a description of the more significant pending litigation.

In the case of Smith (Trustee) v. Lucent Technologies, pending in the U.S. District Court for the Eastern District of Louisiana, the trustee for bankrupt Actel Integrated Communications (“Actel”) claims that we failed to deliver working products and that this failure caused the demise of Actel. An agreement to settle this case and other related cases has been reached.

A lawsuit involving investors in Actel was filed against us for unspecified damages, claiming we misled them as to certain technology, which influenced their decision to invest in Actel. This case, Sandler Capital Partners IV, L.P. et al. v. Lucent Technologies, filed in New York State Court, was not part of the Actel settlement and is in its early stages. In addition, two other cases were recently filed alleging claims similar to those contained in the Actel litigation (including but not limited to allegations of failed delivery related to the same product line). Those cases, Maxcess, Inc. v. Lucent Technologies Inc. et al., filed in the U.S. District Court for the Middle District of Florida, and Official Plan Committee of Omniflex, Inc. v. Lucent Technologies Inc., filed in Missouri State Court, are in the early stages of the litigation process.

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

In September 2000, we and a third party created a non-consolidated trust named Insured Special Purpose Trust (“ISPT”) to which we sold, on a limited-recourse basis, customer finance loans and receivables. As of March 31, 2004, the ISPT held customer finance loans, all of which were in default. The ISPT has a credit insurance policy from an unaffiliated insurance company insuring the ISPT against losses on these loans. Through reinsurance treaties, our wholly-owned captive insurance company assumed the risk under this policy for the loans and reinsured a significant amount of the exposure with an unaffiliated insurer. We ultimately expect that our captive insurance company will fund the remaining $50 million of its first-loss obligations, which has been reflected in other liabilities as a self-insured loss reserve, and that the unaffiliated insurance company will fund $218 million of its reinsurance obligation, which has been reflected as a receivable in other assets as of March 31, 2004.

The insurer has denied coverage on all of the loans in the ISPT and has alleged, among other claims, that the loans were not eligible to be sold to the ISPT due to their credit quality at the time of sale. The insurer stated that it would cease paying claims on these loans and requested that it be reimbursed for all claims previously paid and that we repurchase the loans. Our captive insurance company funded the amount previously paid to the ISPT under the insurance policy. We dispute the assertions by the insurer and are pursuing binding arbitration to resolve the matter. Arbitration is scheduled for July 2004.

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

16	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

with the insurer. We advanced $45 million in funds during the six months ended March 31, 2004. Absent favorable resolution of the dispute, the remaining funding requirements are approximately $34 million during the remainder of fiscal 2004 and $150 million thereafter.

On August 8, 2003, NGC filed an action in the U.S. District Court for the Southern District of New York against us, our subsidiary Lucent Technologies International Inc. and an unaffiliated company, alleging violations of the Racketeer Influenced Corrupt Organizations Act (“RICO”) and other improper activities. These allegations relate to activities in Saudi Arabia in connection with certain telecommunications contracts between us, the Kingdom of Saudi Arabia and other entities. The complaint seeks damages in excess of $63 million, which could be tripled under RICO. The allegations in this complaint appear to arise out of certain contractual disputes between NGC and Lucent, which are the subject of a separate case that NGC previously filed against us in U.S. District Court in New Jersey. This case is in its early stages.

In the case of Pf.Net Supply Corp. v. Lucent Technologies, pending in the U.S. Bankruptcy Court in New Jersey, the plaintiff claims that we breached an alleged $100 million purchase commitment and seeks to compel us to meet this purchase commitment or pay damages. Discovery is continuing.

A purported class action lawsuit, Foss v. Lucent Technologies, was filed against us in U.S. District Court in New Jersey during October 2003 in connection with the elimination of the death benefit from our U.S. management pension plan in early 2003. The elimination of these benefits reduced the future pension obligations by approximately $450 million. The benefit was paid out of the pension plan assets to certain qualified surviving dependents, such as spouses or dependent children of management retirees who retired before 1998. The case alleges that we wrongfully terminated this death benefit and requests that it be reinstated, along with other remedies. This case is in the early stages. Three other cases of a similar nature have recently been filed: Berendt, et al. v. Lucent Technologies Inc., et al. and Lucas, et al. v. Lucent Technologies, et al., both filed in the U.S. District Court in New Jersey; and Chastain, et al. v. AT&T, filed in the U.S. District Court in the Western District of Oklahoma.

Separation Agreements

We are party to various agreements that were entered into in connection with the separation of Lucent and former affiliates, including AT&T, Avaya, Agere Systems and NCR Corporation. Pursuant to these agreements, we and the former affiliates have agreed to allocate certain liabilities related to each other’s business, and have agreed to share liabilities based on certain allocations and thresholds. For example, in the Sparks case, which was settled in August 2002, AT&T, Avaya and NCR each assumed a portion of the settlement liability. We have approximately $40 million in gross receivables due from AT&T and Avaya related to this matter as of March 31, 2004. We are not aware of any material liabilities to our former affiliates as a result of the separation agreements that are not otherwise reflected in our unaudited consolidated financial statements. Nevertheless, it is possible that potential liabilities for which the former affiliates bear primary responsibility may lead to contributions by us.

Avaya is defending three separate purported class action lawsuits which are based on claims that we, as predecessor to Avaya’s business, sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. Under the separation agreement with Avaya, we are responsible for 50% of the liabilities and costs related to these cases that exceed $50 million. Avaya has informed us that these costs are expected to exceed threshold limits.

In addition, NCR has disclosed that it is responsible for remediation costs related to the discharge of contaminants into the Fox River in Wisconsin. NCR has informed us that these costs are expected to exceed threshold limits under the separation agreement among NCR, AT&T and us.

We have reserves for the amounts we currently expect to pay Avaya and NCR under the separation agreements for these matters. The impact of these matters is not material to our results of operations or financial condition.

17	Form 10-Q - Part I

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

We guarantee the financing of certain product purchases by certain customers. Requests for providing such guarantees are reviewed and subject to approval by senior management and are regularly reviewed to assess the adequacy of reserves. The principal amount of drawn customer financing guarantees and related reserves was $59 million and $52 million, respectively, as of March 31, 2004. The remaining guarantee periods range from one month to seven years. In addition, $43 million of commitments are available to customers from third-party lenders, but these commitments may expire undrawn. We are required to perform under these commitments if a customer defaults for non-payment to the creditor. We typically retain a first-loss position in these situations. We will generally have the right to recover from the defaulting party through subrogation, after the creditor has been paid in full.

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

We remain secondarily liable for approximately $326 million of lease obligations as of March 31, 2004 that were assigned to Avaya, Agere and purchasers of other businesses. The remaining terms of these assigned leases and our corresponding guarantees range from one month to 16 years. The primary obligor under assigned leases may terminate or restructure the lease obligation before its original maturity and thereby relieve us of our secondary liability. We generally have the right to receive indemnity or reimbursement from the assignees and have not reserved for losses on this form of guarantee.

We are party to a tax-sharing agreement whereby we have agreed to indemnify AT&T and are liable for tax adjustments that are attributable to our lines of business, as well as a portion of certain other shared tax adjustments during the years prior to our separation from AT&T. We have similar agreements with Avaya and Agere. Certain tax adjustments have been proposed or assessed subject to these tax-sharing agreements. Certain tax issues, including potential adjustments and refunds related to the years 1990 through 1998 were recently resolved with the Internal Revenue Service and our former affiliates. The resolution of these matters resulted in a favorable benefit of $227 million to our results of operations during the six months ended March 31, 2004. The outcome of all remaining matters is not expected to have a material adverse effect on our consolidated results of operations, consolidated financial position or near-term liquidity.

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

18	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of a product or service for deficiencies under specific product or service warranty provisions. The warranty reserves are determined as a percentage of revenues based on the actual trend of historical charges incurred over various periods, excluding any significant or infrequent issues that are specifically identified and reserved. The warranty liability is established when it is probable that customers will make claims and when a reasonable estimate of costs can be made. The following table summarizes the activity related to warranty reserves for the six months ended March 31, 2004.

(in millions)
Warranty reserve as of September 30, 2003	$330
Accruals for warranties	32
Payments	(35)
Warranty reserve as of March 31, 2004	$327

Environmental Matters

Our current and historical operations are subject to a wide range of environmental laws. In the United States, these laws often require parties to fund remedial action regardless of fault. We have remedial and investigatory activities underway at numerous current and former facilities.

Environmental reserves of $123 million have been established for environmental liabilities that can be reasonably estimated as of March 31, 2004. These reserves are not discounted to present value. We had receivables of $38 million with respect to environmental matters due from third-party indemnitors as of March 31, 2004. Receivables are recorded only if the indemnitors have agreed to pay the claims and management believes collection of the receivables is reasonably assured. Environmental matters did not have a significant impact on our consolidated financial condition, results of operations, or cash flows during the six months ended March 31, 2004.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities, due to the above factors and the lengthy time periods involved in resolving them (which may be up to 30 years or longer). Although we believe that our reserves are currently adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of amounts provided for as of March 31, 2004 cannot be reasonably estimated.

19	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

13. Recent Pronouncements

In December 2003, the FASB issued a revision to FIN No. 46, “Consolidation of Variable Interest Entities” (“FIN 46(R)”). The revision clarified certain provisions of what constitutes a variable interest and addressed substantive ownership provisions related to consolidation. We adopted FIN 46(R) during the second quarter of fiscal 2004.

During fiscal 2002, Lucent Technologies Capital Trust I (“the Trust”) sold 7.75% cumulative convertible trust preferred securities for an aggregate amount of $1.75 billion. We own all of the common securities of the Trust and as a result had previously consolidated the Trust. The Trust used the proceeds to purchase our 7.75% convertible subordinated debentures due March 15, 2017, which represent all of the Trust’s assets. The terms of the trust preferred securities are substantially the same as the terms of the debentures.

We determined that the holders of the trust preferred securities were the primary beneficiaries of the Trust upon review of the provisions of FIN 46(R). As a result, we de-consolidated the Trust and reflected our $1,152 million obligation to the Trust under the caption “liability to subsidiary trust issuing preferred securities.” We also renamed the related balance as of September 30, 2003 to conform with the current period presentation. The effect of this change had no effect on our reported liabilities or results of operations. We continue to be obligated to repay the debentures held by the Trust and guarantee repayment of the preferred securities issued by the Trust.

20	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties include: the failure of the telecommunications market to improve or to improve at the pace we anticipate; negative operating cash flow that may affect our ability to satisfy our cash requirements; our ability to secure additional sources of funds on reasonable terms; our credit ratings; our ability to compete effectively; our reliance on a limited number of key customers; our exposure to the credit risk of our customers; our reliance on third parties to manufacture most of our products; the pricing, cost and other risks inherent in our long-term sales agreements; our product portfolio and ability to keep pace with technological advances in our industry; the complexity of our products; our ability to retain and recruit key personnel; existing and future litigation; our ability to protect our intellectual property rights and the expenses we may incur in defending such rights; changes in environmental health and safety laws; changes to existing regulations or technical standards; the social, political and economic risks of our foreign operations; and the costs and risks associated with our pension and postretirement benefit obligations. For a more complete list and description of such risks and uncertainties, see our Form 10-K for the year ended September 30, 2003. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

EXECUTIVE SUMMARY

We design and deliver the systems, software and services that drive next-generation communications networks. Backed by Bell Labs research and development, we use our strengths in mobility, optical, access, data and voice networking technologies, as well as services, to create new revenue-generating opportunities for our customers, while enabling them to quickly deploy and better manage their networks. Our customer base includes communications service providers, governments and enterprises worldwide.

Beginning in fiscal 2001, the global telecommunications market deteriorated, resulting in a decrease in the competitive local exchange carrier market and a significant reduction in capital spending by established service providers. This trend intensified during fiscal 2002 and continued into fiscal 2003. Reasons for the market deterioration included general economic slowdown, network overcapacity, customer bankruptcies, network build-out delays and limited availability of capital.

We believe that the market for telecommunications equipment is stabilizing. However, we continue to remain cautious. We believe service providers will continue to face challenges in 2004, primarily related to reducing the cost of their operations while expanding their service offerings to increase revenues. They must accomplish this while maintaining and improving the security and reliability of their networks. This creates opportunities for us and for our customers in growth areas such as mobile high-speed data, broadband access, metro optical networking and Voice over Internet Protocol (or VoIP) solutions, as well as professional and managed services. We are turning these technologies and opportunities into cost-effective offers for our customers.

Capital spending in our target markets can change rapidly and can vary over short periods of time, including from month-to-month. As a result of this uncertainty, accurate forecasting of near- and long-term results, earnings and cash flow remains difficult. In addition, because a limited number of customers account for a significant amount of our revenue, our results are subject to volatility from changes in spending by one or more of these customers. This volatility is most prevalent in our Mobility segment.

21	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in more detail throughout our MD&A:

•

Our revenues decreased by 1% during the six months ended March 31, 2004 as compared to the same period for fiscal 2003. Although revenues were essentially flat with the prior period, Mobility revenues increased by 5% and INS revenues decreased by 6%. Services revenues increased by 3%. Higher Mobility revenues were primarily driven by higher CDMA sales in the U.S., as certain of our large customers continue to upgrade their wireless networks and deploy additional capacity to support subscriber growth. Lower INS revenues were primarily driven by lower voice networking sales in the U.S., specifically with traditional circuit switching products, as carriers face weaker wireline demand and explore alternative networking technology. Although Services revenues increased slightly, the growth did not have a material effect on our overall changes in revenue levels. Our revenues decreased by 9% during the three months ended March 31, 2004 as compared to the three-month period ended March 31, 2003 as a result of the timing of revenue associated with a CDMA wireless network buildout in the APAC region and lower INS revenues for the reasons set forth above.

•

Our gross margin rate was 43% and 42% for the three and six months ended March 31, 2004, respectively, an improvement of 11 points and 15 points from the three and six months ended March 31, 2003, respectively. The improvement primarily resulted from the impact of cost reductions and mix, as well as lower inventory-related charges.

•	We continued to reflect lower operating expenses during the interim periods of fiscal 2004 compared to fiscal 2003 through restructuring actions taken in the past three fiscal years.
•

We had recoveries of bad debt and customer financing of $113 million and $67 million during the six months ended March 31, 2004 and 2003, respectively. These recoveries were primarily due to the favorable settlement of certain fully-reserved notes and accounts receivable and the expiration of certain customer financing guarantees.

•

We recognized charges of $246 million related to the shareowner lawsuit settlement during the six months ended March 31, 2004, primarily as a result of changes in the estimated fair value of the warrants that are expected to be issued. The related charges were $192 million for the three months ended March 31, 2004. Our results may continue to be impacted by the revaluation of these warrants. The three and six months ended March 31, 2003 included the impact of the $415 million initial charge for the shareowner lawsuit settlement. This impact was partially offset by an $80 million reserve reduction for a legal settlement associated with our former consumer products leasing business during the first quarter of fiscal 2003.

•

We realized a gain of $64 million during the six months ended March 31, 2004 related to the maturity of forward sale contracts for Corning common stock. The investment was obtained in connection with the sale of certain joint ventures associated with our Optical Fiber business in fiscal 2002.

•

We incurred net charges of $7 million and $384 million related to the early extinguishment of our convertible securities and other debt obligations during the six months ended March 31, 2004 and 2003, respectively. We purchased less of these securities during the current period due to economically unattractive pricing levels.

•

We recognized a $123 million income tax benefit and $86 million of interest income primarily as a result of the resolution of certain prior year federal income tax audit matters during the six months ended March 31, 2004. The income tax benefit of $317 million recognized during the six months ended March 31, 2003 was attributed to the utilization of a portion of that period’s operating losses as a result of the tax impact of certain equity transactions, the expected favorable resolution of certain income tax audit matters, and refundable federal income taxes related to taxes paid in prior years.

•	Cash and cash equivalents and marketable securities increased $82 million during the six months ended March 31, 2004, to $4.6 billion, primarily from $153 million of cash provided by operations.

We are working closely with our customers to position the full breadth of our products and services, and we have significantly reduced our cost structure. We expect our annual revenues to increase on a percentage basis in the low single digits during fiscal 2004 as compared to fiscal 2003. In the near term, we expect our quarterly

22	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

gross margin rates to be in the high 30’s to 40 percent range, and quarterly operating expenses to be around $700 million.

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

During the six months ended March 31, 2004, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

CONSOLIDATED RESULTS OF OPERATIONS – THREE AND SIX MONTHS ENDED MARCH 31, 2004 VERSUS THREE AND SIX MONTHS ENDED MARCH 31, 2003

Revenues

	Three months ended March 31,				Six months ended March 31,
(in millions)	2004		2003		2004		2003

Revenues by segment:
INS	$738	34%	$779	32%	$1,528	34%	$1,628	36%
Mobility	951	43%	1,095	46%	1,911	43%	1,822	41%
Services	479	22%	431	18%	945	21%	918	21%
Other	26	1%	98	4%	69	2%	110	2%
Total revenues	$2,194	100%	$2,403	100%	$4,453	100%	$4,478	100%

Revenues by region:
U.S.	$1,319	60%	$1,449	60%	$2,669	60%	$2,741	61%
Other Americas (Canada, Caribbean & Latin America)	110	5%	106	5%	195	4%	219	5%
EMEA (Europe, Middle East & Africa)	334	15%	287	12%	623	14%	541	12%
APAC (Asia Pacific & China)	431	20%	561	23%	966	22%	977	22%
Total revenues	$2,194	100%	$2,403	100%	$4,453	100%	$4,478	100%

Revenues decreased by 9% during the three months ended March 31, 2004 primarily due to a $144 million decrease in Mobility. Revenues decreased by 1% during the six months ended March 31, 2004 primarily due to a $100 million decrease in INS, partially offset by an $89 million increase in Mobility. The segment discussion later in this MD&A contains information on changes in revenues by segment and product.

The three and six-month decline in the U.S. was primarily due to lower spending by certain large service providers, primarily for voice networking technologies within INS. The three-month decline in the APAC region was primarily due to the timing of recognizing revenues during the first half of each fiscal year from a long-term CDMA wireless network build-out in India. The three and six-month increase in the EMEA region was primarily due to sales in Iraq and higher sales of optical products. Revenues from customers located in China represented approximately 11% and 9% of consolidated revenues during the three months ended March 31, 2004 and 2003, respectively, and 11% of consolidated revenues during the six months ended March 31, 2004 and 2003.

Our quarterly revenues are subject to volatility as a result of changes in customer spending patterns and short-term capital requirements, as well as the timing of revenue recognition trigger events, such as customer acceptances on lengthy deployments.

23	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin

	Three months ended March 31,		Six months ended March 31,
(in millions)	2004	2003	2004	2003
Gross margin	$938	$762	$1,857	$1,216
Gross margin rate	43%	32%	42%	27%

Three months ended March 31, 2004 versus March 31, 2003

The gross margin rate increased by 11 percentage points during the three months ended March 31, 2004.

Certain items accounted for six percentage points of the improvement in the gross margin rate. These items favorably affected the gross margin rate by approximately two percentage points during the three months ended March 31, 2004, and certain charges negatively affected the gross margin rate by approximately four percentage points during the three months ended March 31, 2003. The benefits for the current period primarily included revised estimates related to long-term contracts and a supplier settlement. The prior period charges were primarily related to provisions for slow-moving and obsolete inventories, including inventories associated with customers experiencing financial difficulties; costs associated with supplier and customer contract settlements; adjustments to long-term contracts; and costs associated with certain customer obligations and product performance issues.

Cost reductions and the impact of product and geographic mix accounted for seven percentage points of improvement in the gross margin rate. Cost reductions were realized primarily from supply chain rationalization and efficiency gains, including product redesign. We also realized savings from headcount reductions since March 31, 2003, including significant reductions attributed to Services.

To a lesser extent, increased sales of certain higher margin U.S. Mobility and optical products contributed to the gross margin rate improvement. Historically, our gross margin rates are higher in the U.S. compared to non-U.S. regions, and are generally higher in Mobility compared to INS. The gross margin rates for services are generally lower than our product sales. This trend has continued during fiscal 2004.

Offsetting these improvements, the impact of sales volume decreased the gross margin rate by approximately two percentage points, since the fixed costs were spread over lower revenue levels.

Six months ended March 31, 2004 versus March 31, 2003

The gross margin rate increased by 15 percentage points in the six months ended March 31, 2004.

Certain items accounted for five percentage points of the improvement in the gross margin rate. These items favorably affected the gross margin rate by approximately one percentage point during the six months ended March 31, 2004, and charges negatively affected the gross margin rate by approximately four percentage points during the six months ended March 31, 2003. These benefits and charges were similar to the charges described above in the three-month comparison.

Cost reductions and the impact of product mix accounted for the remaining ten percentage points of improvement in the gross margin rate.

Our gross margin rate is subject to volatility due to changes in volume, geographic and product or service mix, and the impact of significant inventory-related charges or benefits, as well as revised estimates related to long-term contracts. In addition, our gross margin rate may be impacted by competitive pricing pressures and our ability to continue to realize cost reductions.

24	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Expenses

	Three months ended March 31,		Six months ended March 31,
(in millions)	2004	2003	2004	2003
Selling, general and administrative (“SG&A”) expenses, excluding the following two items:	$413	$462	$754	$944
(Recovery of) provision for bad debts and customer financings	(99)	24	(113)	(67)
Amortization of other acquired intangibles	1	5	1	10
Total SG&A	315	491	642	887
R&D	325	382	617	771
Business restructuring	(17)	(131)	12	(150)
Operating expenses	$623	$742	$1,271	$1,508

SG&A expenses

Excluding bad debts and customer financings and amortization of other acquired intangibles, SG&A expenses decreased by 11% during the three months ended March 31, 2004. The decrease was primarily a result of headcount reductions under our restructuring program and other cost saving initiatives that limited discretionary spending. The three months ended March 31, 2004 included a charge resulting from a settlement with one of our customers that related to a prior year product exit, as well as higher accruals for employee incentive awards. This impact was offset by lower depreciation. Additional depreciation of $69 million was recognized during the three months ended March 31, 2003 due to the shortening of the estimated useful lives of several properties that were in process of being sold at the time.

Excluding bad debts and customer financings and amortization of other acquired intangibles, SG&A expenses decreased by 20% during the six months ended March 31, 2004 due to similar reasons described above. Our restructuring program is complete and is not expected to further reduce SG&A expense levels.

(Recovery of) provision for bad debts and customer financings

We had a net recovery of bad debts and customer financings and a provision for bad debts and customer financings during the three months ended March 31, 2004 and 2003, respectively. The net recovery was due to the favorable settlement of certain fully-reserved notes receivable and accounts receivable, significantly lower bad debt and customer financing exposure and the expiration of certain customer financing guarantees. These settlements generally occur through debt work-out procedures, including the consummation of bankruptcy proceedings. The provision during the three months ended March 31, 2003 was due to the deterioration in the creditworthiness of certain customers as a result of the decline in the telecommunications market. Further recoveries or charges may occur in the future.

Goodwill impairment and amortization of other acquired intangibles

Our remaining goodwill of $183 million is tested for impairment annually during the fourth quarter, or more often if an event or circumstance indicates that an impairment loss has been incurred. No events occurred during the six months ended March 31, 2004 that triggered an impairment test.

R&D

R&D expenses decreased 15% and 20%, respectively, in the three and six months ended March 31, 2004. The decrease was primarily due to headcount reductions and product rationalizations under our restructuring program. Our restructuring program is complete and not expected to further reduce R&D expenses. In addition, R&D expenses include the impact of higher accruals for employee incentive awards in fiscal 2004.

25	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

R&D costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Costs capitalized were $63 million and $78 million during the three months ended March 31, 2004 and 2003, respectively and $133 million and $153 million during the six months ended March 31, 2004 and 2003, respectively. Capitalization ceases and amortization of these costs begins when the product is available for general release to customers. Amortization is provided on a product-by-product basis, generally using the straight-line method over a 12 to 18-month period. The amortization of these related costs were reflected as a cost component in determining our gross margin and amounted to $75 million and $81 million during the three months ended March 31, 2004 and 2003, respectively and $139 million and $150 million during the six months ended March 31, 2004 and 2003, respectively. Unamortized software development costs determined to be in excess of the net realizable value of the product are expensed immediately and reflected in R&D if such determination is made prior to when the product is available for general release to the customer.

Our continuing R&D investment is focused on enhancing and expanding our broad portfolio of leading edge technologies. In Mobility, our R&D investment is focused primarily on CDMA and UMTS next-generation technologies. This investment continues to support our leadership position in spread-spectrum technology and our development of high-speed mobile data solutions. Our INS R&D investment supports a broad array of current and next-generation technologies, including VoIP, metro optical and broadband networking solutions. Together, Mobility and INS share R&D investment in a unified softswitch platform to support both wireless and wireline applications. Our R&D investment also supports Bell Labs long-term research programs in such areas as computer science, materials science and bioengineering. We believe our current R&D spending levels and plans are aligned with current and expected market opportunities.

Business restructuring

During the past three fiscal years, we committed to and executed a restructuring program aimed at realigning our resources in order to focus on the large service provider market. Since the inception of the program, these actions have significantly reduced our SG&A and R&D costs. We have completed the restructuring actions but continue to evaluate the remaining restructuring reserves at the end of each reporting period. There may be additional charges or reversals primarily related to estimates of facility closing costs. Actual costs have differed from estimated amounts in the past.

Since the inception of the restructuring program, we have reduced our headcount by approximately 73,500 employees, to approximately 32,500 employees as of March 31, 2004 (including the impact of attrition and other headcount reductions in the ordinary course of business). In addition, the restructuring plans included facility closing charges related to exiting a significant number of owned and leased facilities, totaling approximately 15.9 million square feet.

Note 5 to our unaudited consolidated financial statements contains details on our business restructuring charges (reversals) and reserves.

The following table summarizes the net business restructuring charges (reversals) and asset write-downs:

(in millions)	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Employee separations	$(2)	$(124)	$(15)	$(109)
Contract settlements	(10)	(16)	(14)	(5)
Facility closings	(4)	15	43	12
Other	—	—	(2)	1
Total restructuring costs	(16)	(125)	12	(101)
Total asset write-downs	(1)	(17)	—	(55)
Total net charge/(reversal)	$(17)	$(142)	$12	$(156)
Reflected in operating expenses	$(17)	$(131)	$12	$(150)
Reflected in costs	$—	$(11)	$—	$(6)

26	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The net reversals in the three months ended March 31, 2004 were primarily for net contract settlement reversals resulting from the expected settlements of certain contractual obligations for amounts lower than originally estimated. The net charge recorded in the six months ended March 31, 2004 consisted of changes in estimates of costs and reductions in expected sublease rental income on certain properties resulting from changes in the commercial real estate market. Partially offsetting the facility closing charges were employee separation reversals and the net contract settlement reversals discussed above. The employee separation reversals were due to differences in the actual versus assumed demographics of separated employees, including the age, length of service and salaries.

The net reversals in the three and six months ended March 31, 2003 were primarily related to the true-up of termination benefits and curtailments as the actual costs were lower than estimated amounts. These differences were due to differences in the actual versus assumed demographics of separated employees, including age, length of service and salaries. In addition, a reversal to property, plant and equipment primarily resulted from adjustments to the original plans for certain facility closings.

Pension, Postretirement and Postemployment Benefits

We maintain defined benefit pension plans covering the majority of employees and retirees, as well as postretirement benefit plans for retirees that include health care, dental benefits and life insurance coverage. Additionally, we offer various postemployment benefits to certain employees after employment but before retirement, including disability benefits, severance pay and workers’ compensation. Note 2 to the unaudited consolidated financial statements contains the pension and postretirement net periodic benefit cost components.

Our results of operations include the impact of significant pension, postretirement and postemployment benefits that are measured using actuarial valuations. These impacts are summarized below.

(in millions)	Three months ended March 31,		Six months ended March 31,
	2004	2003	2004	2003
Pension benefit credit	$(280)	$(342)	$(554)	$(565)
Postretirement benefit cost	72	90	145	186
Postemployment benefit cost (credit)	10	(53)	22	(69)
Net credit	$(198)	$(305)	$(387)	$(448)
Reflected in business restructuring	$—	$(120)	$—	$(113)
Reflected in other costs and expenses	$(198)	$(185)	$(387)	$(335)

Excluding the amounts reflected in business restructuring, approximately two-thirds of the net credit is reflected in operating expenses, with the balance in costs. The changes in the net credit during the periods ended March 31, 2004 compared to the periods ended March 31, 2003 were primarily due to:

•	Revised estimates of termination benefits and curtailments related to restructuring actions during the prior periods.
•	The elimination of certain retiree death benefits and reductions in certain retiree health care benefits.
•	The reduction in the discount rate from 6.5% to 5.75%, resulting in lower plan interest costs.
•	A reduction in the market related value of plan assets. We continue to assume an 8.75% expected return on pension plan assets.
•	A reduction in gain amortization related to postemployment benefits.

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

27	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have elected to defer recognizing the effects of the Act until our plan assets and obligations are remeasured or until authoritative guidance on the accounting for the federal subsidy is issued. This guidance is expected to be issued later in fiscal 2004. Based on the provisions of our current retiree health care plans, we estimate that the Act will reduce the accumulated benefit obligation by approximately $500 million and reduce the expense of providing the prescription drug benefit by approximately $50 million annually. If the proposed accounting standard is finalized in its current form, we expect that approximately 75% of the annual impact would be reflected in our fourth quarter of fiscal 2004. However, the final regulations, as well as any changes we might make to our plan provisions, may change this estimated impact of the Act.

Other Expense, Net and Interest Expense

	Three months ended March 31,		Six months ended March 31,
(in millions)	2004	2003	2004	2003
Legal settlements	$201	$415	$261	$335
Pending SEC settlement	25	—	25	—
Other-than-temporary write-downs of investments	7	10	10	47
Loss on extinguishment of convertible securities and debt	3	87	6	118
Interest income on tax settlements	(18)	(5)	(86)	(5)
(Gain) loss on sale of investments	(2)	—	(66)	10
Miscellaneous, net	(44)	(18)	(57)	(38)
Other expense, net	$172	$489	$93	$467
Interest expense	$97	$79	$210	$173

During the three months ended March 31, 2003, we recognized a $415 million charge for the settlement of all the purported class action lawsuits and other lawsuits against us and certain of our current and former directors, officers and employees for alleged violation of federal securities laws, ERISA and related claims. Additional charges have been recognized in subsequent quarters for the increase in fair market value of the warrants that are expected to be issued and common stock that was issued as part of the settlement. These additional charges included $54 million and $212 million for the three months ended December 31, 2003 and March 31, 2004, respectively. The increases in fair market value of the warrants were primarily caused by the increase in the market price of our common stock. The expected cost of the settlement was partially reduced as a result of a recovery through fiduciary insurance carriers during the three months ended March 31, 2004.

During the six months ended March 31, 2003, we also recorded an $80 million reserve reduction for a legal settlement associated with our former consumer products leasing business. The settlement amount was significantly less than the original estimate due to the number of claimants that applied for reimbursement. Note 12 to our unaudited consolidated financial statements contains further information on legal settlements.

We reached an agreement with the SEC in March 2004 to pay a $25 million fine in connection with the SEC’s investigation into our revenue recognition issues previously identified in November and December of 2000. The SEC staff informed us that the fine is not based on any additional violations of law, but on what they considered our lack of cooperation during the investigation and certain actions taken by us subsequent to the agreement in principle we reached with the SEC staff in February 2003.

The losses on extinguishment of convertible securities and other debt obligations were related to the amount of cash paid or the fair value of common shares issued to the holders to prompt the exchange of the convertible securities for shares of our common stock. We purchased less of these securities during the current periods due to economically unattractive pricing levels. Note 8 to our unaudited consolidated financial statements contains more information on these exchanges.

Interest income on tax settlements during the three and six months ended March 31, 2004 is primarily related to the resolution of certain tax issues under tax sharing agreements with AT&T, Avaya and Agere, including the favorable resolution of prior year federal income tax audits. Note 12 to our unaudited consolidated financial statements includes further information on these tax matters.

28	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The gain on sale of an investment during the six months ended March 31, 2004 is primarily related to the maturity of the forward contract on the sale of Corning common stock. We obtained the shares of Corning in connection with the sale of certain joint ventures associated with our Optical Fiber business in fiscal 2002.

Interest expense increased by $18 million and $37 million during the three and six months ended March 31, 2004, primarily due to the exchange of our 8.00% redeemable convertible preferred stock for 8.00% subordinated debentures in November 2003. The combined amount of preferred stock dividends prior to the exchange and interest expense has declined due to the impact of the early extinguishment of convertible securities and debt obligations.

Benefit from Income Taxes

	Three months ended March 31,		Six months ended March 31,
(in millions)	2004	2003	2004	2003
Benefit from income taxes	$22	$197	$123	$317

The benefit from income taxes during the three and six months ended March 31, 2004 included a valuation allowance on substantially all of our net deferred tax assets, current tax expense primarily related to certain non-U.S. operations and discrete items. Federal and certain state and non-U.S. income taxes attributable to pre-tax income have not been provided, since they are expected to be absorbed by net operating loss carryforwards.

The benefit from income taxes during the three and six months ended March 31, 2004, included a $25 million and $148 million discrete federal income tax benefit primarily related to the favorable settlement of audit matters for certain years prior to our separation from AT&T through 1998. We also recognized other income of $18 million and $86 million for interest related to these settlements. These settlements are expected to generate a net refund of approximately $90 million (of which $35 million has been received as of March 31, 2004) and tax liabilities were reduced for the remaining amounts.

The benefit from income taxes during the three and six months ended March 31, 2003 reflected a full valuation allowance on our net deferred tax assets and certain current tax expense primarily related to non-U.S. operations. However, the income tax benefit reflected several discrete items, including a $74 million benefit resulting from the expected favorable resolution of certain tax audit matters and $135 million of refundable federal income taxes related to taxes paid in prior years.

The income tax benefit during the three and six months ended March 31, 2003 was also attributed to the utilization of a portion of the current period’s operating losses as a result of certain equity transactions. These transactions included the $28 million and $133 million tax impact of the exchanges of the 7.75% convertible securities for shares of our common stock during the three and six months ended March 31, 2003, respectively, and the $30 million tax impact of the unrealized holding gains for certain investments during the first quarter of fiscal 2003.

We have significant deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards and deductible temporary differences. Since June 30, 2002, we maintained a valuation allowance on substantially all of our net deferred tax assets. We expect to continue to maintain a full valuation allowance on future tax benefits within each tax jurisdiction until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable. During the three and six months ended March 31, 2004, we reversed $12 million of valuation allowances related to two non-U.S. tax jurisdictions, since it is more likely than not that the net deferred tax assets will be realizable based on the income projections for those jurisdictions.

During the quarter ended September 30, 2003, we filed a net operating loss carryback claim, which might result in a significant tax refund if ultimately resolved in our favor. The claim relates to the carryback of our fiscal year 2001 federal net operating loss. We maintained a full valuation allowance on the claim since it relates to a complex matter and is in the early stages of resolution. We have received preliminary negative advice from the Internal Revenue Service (“IRS”). However, we continue to believe our claim has significant merit and are pursuing this matter through the IRS administrative review process. We are unable to assess the likelihood, range or timing of possible outcome.

29	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations by Segment

INS

	Three months ended March 31,			Six months ended March 31,
(in millions)	2004	2003	change	2004	2003	change
Voice networking	$299	$394	(24%)	$662	$792	(16%)
Data and network management	222	225	(1%)	453	510	(11%)
Optical networking	217	160	36%	413	326	27%
Total revenues	$738	$779	(5%)	$1,528	$1,628	(6%)
U.S.	$362	$449	(19%)	$776	$942	(18%)
Non-U.S.	376	330	14%	752	686	10%
Total revenues	$738	$779	(5%)	$1,528	$1,628	(6%)
Segment income (loss)	$65	$(38)	$103	$261	$(51)	$312

Three months ended March 31, 2004 versus March 31, 2003

During the three months ended March 31, 2004, INS revenues declined by $41 million. The $87 million decline in the U.S. was primarily due to a reduction in sales to a large service provider due to the completion of certain capital spending programs in the prior periods. This customer reduced its annual capital spending and is assessing the timing of future investment as well. This decline in the U.S. was partially offset by a $46 million increase in non-U.S. regions, primarily in Europe and Other Americas, due to higher sales of access and optical networking products. Five customers accounted for approximately 43% and 41% of INS’s revenues during the three months ended March 31, 2004 and 2003, respectively.

During the three months ended March 31, 2004, voice networking revenues declined by $95 million due to lower circuit switching sales. This trend is especially prevalent in the U.S. where certain customers are shifting their spending to other areas such as access (DSL) or metro optical equipment. Circuit switching product sales may continue to decline in the future as service providers migrate to next generation technologies. Circuit switching represented approximately 50% of voice networking revenues during the current period. Optical networking revenues increased by $57 million due to higher sales of metro optical products. Although customer spending levels are not expected to change significantly in the aggregate, the mix of what they purchase is likely to continue to change. Our future revenues will be impacted by our success in offering a product portfolio that effectively addresses customer needs.

Segment income for the three months ended March 31, 2004 improved by $103 million. This improvement was driven by a $65 million increase in gross margin and a $38 million decrease in operating expenses. The gross margin increased due to a higher gross margin rate, primarily attributable to lower inventory-related charges and continued cost reductions. The three months ended March 31, 2003 included $42 million of charges related to the impairment of a certain optical product. These improvements were partially offset by the impact of lower volume and a shift in product mix from higher margin switching products to lower margin access products included in data and network management products. R&D and SG&A expenses declined by $38 million due to the impact of restructuring actions during fiscal 2003, partially offset by a legal settlement charge associated with a prior year product exit.

Six months ended March 31, 2004 versus March 31, 2003

During the six months ended March 31, 2004, INS revenues declined by $100 million. The $166 million decline in the U.S. was due to reasons discussed above. This decline was partially offset by a $66 million increase in non-U.S. regions, primarily in Europe and Other Americas. Five customers accounted for approximately 39% and 40% of INS’s revenues during the six months ended March 31, 2004 and 2003, respectively.

30	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the six months ended March 31, 2004, voice networking revenues declined by $130 million and data and network management revenues declined by $57 million. These declines were partially offset by an $87 million increase in optical networking. Reasons for changes in these revenue levels were similar to those described in the three-month discussion above.

Segment income for the six months ended March 31, 2004 improved by $312 million. This improvement was driven by a $197 million increase in gross margin and a $115 million decrease in operating expenses. The gross margin increased due to a higher gross margin rate, as a result of lower inventory-related charges and continued cost reductions. R&D and SG&A expenses declined by $115 million due to the impact of restructuring actions during fiscal 2003.

Mobility

	Three months ended March 31,			Six months ended March 31,
	2004	2003	change	2004	2003	change
U.S.	$674	$682	(1%)	$1,311	$1,165	13%
Non-U.S.	277	413	(33%)	600	657	(9%)
Total revenues	$951	$1,095	(13%)	$1,911	$1,822	5%
Segment income	$378	$249	$129	$550	$172	$378

Three months ended March 31, 2004 versus March 31, 2003

During the three months ended March 31, 2004, Mobility revenues decreased by $144 million. The decrease was due to lower revenues in the non-U.S. regions, primarily in APAC, as a result of a prior year CDMA wireless network build-out in India. U.S. revenues were relatively flat, although there were several shifts between large service providers. Sales to two U.S. customers declined by $43 million as they migrated toward GSM and away from our TDMA technology. Revenue from these two customers represented 1% and 5% of Mobility sales during the three months ended March 31, 2004 and 2003, respectively. Five customers accounted for 85% and 79% of Mobility’s revenues during the three months ended March 31, 2004 and 2003, respectively. Future quarterly revenue trends may remain volatile as a result of the high concentration of revenue among a limited number of customers and their spending patterns as well as the timing of revenue recognition related to long-term contracts.

Almost 95% of our wireless product revenue is derived from CDMA technology. We continue to conduct third-generation UMTS / W-CDMA trials in China, Spain and Miami, Florida. We have begun to realize revenue for our UMTS product offerings, however UMTS revenues were not significant during the three months ended March 31, 2004. We expect certain customers to increase investments in mobile high-speed data equipment during the next few quarters.

Segment income during the three months ended March 31, 2004 improved by $129 million. This improvement was driven by a $78 million increase in gross margin and a $51 million decrease in operating expenses. The gross margin increased due to an increase in the gross margin rate attributable to favorable product and geographic mix as well as the favorable impact of revised estimates for long-term projects and a vendor settlement. R&D and SG&A expenses declined $51 million primarily due to the impact of restructuring actions during fiscal 2003.

Six months ended March 31, 2004 versus March 31, 2003

During the six months ended March 31, 2004, Mobility revenues increased by $89 million. The increase was due to higher sales in the U.S., partially offset by lower non-U.S. sales due to a decline in Other Americas. The $146 million increase in U.S. revenues was primarily driven by higher CDMA sales as certain of our large customers continue to upgrade their wireless networks and deploy additional capacity to support subscriber growth. This increase in the U.S. occurred despite a $114 million decline related to two other U.S. customers as they migrate toward GSM and away from our TDMA technology. Revenue from these two customers represented 2% and 8% of Mobility sales during the six months ended March 31, 2004 and 2003, respectively. The decrease in Other

31	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Americas was due to the timing of revenue recognition for several projects. Five customers accounted for 84% and 75% of Mobility’s revenues during the six months ended March 31, 2004 and 2003, respectively.

Segment income during the six months ended March 31, 2004 increased by $378 million. This increase was driven by a $279 million increase in gross margin and a $99 million decrease in operating expenses. The gross margin increased due to an increase in the gross margin rate and higher volume, to a lesser extent. The increase in the gross margin rate was due to favorable product and geographic mix, as well as lower inventory-related charges, to a lesser extent. R&D and SG&A expenses declined $99 million due to the impact of restructuring actions during fiscal 2003.

Services

	Three months ended March 31,			Six months ended March 31,
	2004	2003	change	2004	2003	change
U.S.	$258	$228	13%	$514	$501	3%
Non-U.S.	221	203	9%	431	417	3%
Total revenues	$479	$431	11%	$945	$918	3%
Segment income	$59	$20	$39	$120	$65	$55

Three months ended March 31, 2004 versus March 31, 2003

During the three months ended March 31, 2004, Services revenues increased by $48 million, reflecting increases in the U.S. and in most non-U.S. regions, including government sectors.

The increase in revenues was primarily related to maintenance and professional services. Deployment services increased to a lesser extent, primarily due to our services in researching, selecting and preparing sites for placement of our customers’ wireless or wireline equipment. These increases were partially offset by declines in our traditional installation services. Competitive pricing pressures, more customer self-installation and lower wireline product sales have adversely affected our traditional installation services volume.

Segment income for the three months ended March 31, 2004 increased by $39 million. This improvement was due to a $52 million increase in gross margin, partially offset by a $13 million increase in operating expenses. Significant cost reduction efforts favorably impacted the gross margin rate. Operating expenses increased $13 million due to higher sales and marketing expenses in order to expand worldwide service offerings.

Six months ended March 31, 2004 versus March 31, 2003

During the six months ended March 31, 2004, Services revenues increased by $27 million. Revenues increased in the U.S. by $13 million and in the non-U.S. regions by $14 million, primarily in Asia Pacific.

The increase in revenues was related to maintenance and professional services. Deployment services declined due to lower installation services for the reasons in the three-month discussion above.

Segment income for the six months ended March 31, 2004 increased by $55 million. This improvement was due to an $85 million increase in gross margin, partially offset by a $30 million increase in operating expenses. Reasons for changes in these operating income levels were similar to those in the three-month discussion above.

32	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

Operating activities provided $153 million of cash during the six months ended March 31, 2004. This primarily resulted from net income of $293 million (adjusted for non-cash items of $113 million) and changes in other operating assets and liabilities of $76 million, partially offset by an increase of $216 million in working capital requirements (receivables, inventories and contracts in process and accounts payable). The changes in other operating assets and liabilities included the impact of certain customer settlements and customer financing recoveries of approximately $300 million, outlays for our restructuring program of $100 million and capitalized software of $133 million. Our cash flow provided by or used in operating activities will also fluctuate on a quarterly basis due to reasons discussed above. Working capital requirements were impacted by higher revenues in the current quarter compared to the fourth quarter of fiscal 2003 and project deployments during the six months ended March 31, 2004. Generally, working capital requirements increase or decrease with quarterly revenue levels and will also be impacted by the timing of revenues or billings during a quarter. In addition, the timing of certain payments will impact our quarterly cash flow. For example, employee incentive awards are usually paid during the first quarter of a fiscal year. Operating activities used approximately $1.0 billion of cash during the six months ended March 31, 2003. The reduction in cash used during the six months ended March 31, 2004 was primarily due to improved financial results driven by cost reductions and lower cash outlays for business restructuring.

Investing activities

Investing activities used $594 million of cash during the six months ended March 31, 2004. These activities included net purchases of marketable securities of $569 million and capital expenditures of $61 million, which included $31 million for internal use software. Partially offsetting these cash outflows were proceeds of $31 million from the sale of our former manufacturing facilities in Columbus, Ohio. We currently do not expect to receive any significant cash proceeds from business or asset dispositions in the near future. We may continue to purchase marketable securities in an attempt to improve our investment returns. Investing activities provided $206 million of cash during the six months ended March 31, 2003, primarily due to net maturities of marketable securities and proceeds from the sale of certain other investments.

Financing activities

Financing activities used $79 million of cash during the six months ended March 31, 2004. We used $249 million of cash and issued 18 million common shares to repay or repurchase certain debt obligations and convertible securities. These payments were primarily related to the early extinguishment of certain debt obligations. We also received net proceeds of $162 million from the issuance of approximately 57 million common shares for certain employee benefit plans. Financing activities provided $112 million of cash during the six months ended March 31, 2003 primarily due to proceeds from prepaid forward sales agreements for the shares of Corning common stock.

Recapitalization program

We are currently authorized by our board of directors to issue shares of our common stock or use cash in exchange for our convertible securities and certain other debt obligations. Since the fourth quarter of fiscal 2002, we retired approximately $2.3 billion of convertible securities and certain other debt obligations in exchange for approximately 639 million shares of our common stock and $620 million in cash, in multiple, separate and privately negotiated transactions. Most of these transactions reduced future obligations at a discount and reduced fixed charges such as interest and dividend requirements. We may issue more of our common shares in similar transactions in the future, which would result in additional dilution to common shareowners, or retire additional debt obligations for cash. Subsequent to March 31, 2004, and through May 6, 2004, we retired $19 million of our debt obligations for approximately 5 million shares of our common stock.

On November 24, 2003, we exchanged all of our outstanding 8.00% redeemable convertible preferred stock for 8.00% convertible subordinated debentures. The exchange increased our flexibility to settle this obligation by eliminating certain legal requirements related to available capital surplus as defined by Delaware law. Note 8 to our unaudited consolidated financial statements contains additional information on the terms of the exchange.

33	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Future capital requirements

We expect to use cash during the next twelve months and our operations will not generate cash on a sustainable basis until our pretax income exceeds the amount of the net non-cash income items, driven primarily by our pension credit. Our near-term cash requirements are primarily related to funding our operations (including our restructuring program), debt and other obligations discussed below. We believe our cash and cash equivalents of $3.3 billion and marketable securities of $1.3 billion as of March 31, 2004, are sufficient to fund our cash requirements for at least the next 12 months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Total cash requirements of our restructuring program are approximately $2.7 billion, of which approximately $2.3 billion was paid through March 31, 2004. Cash outlays under our restructuring program during the six months ended March 31, 2004 were approximately $100 million and are expected to be approximately $100 million for the remainder of fiscal 2004. The remaining cash requirement is expected to be paid over several years. This cash requirement is primarily for lease obligations, which are net of expected sublease rental income of approximately $235 million. If we do not receive this expected rental income, cash requirements under the restructuring program would increase.

We do not expect to make contributions to our U.S. pension plans during fiscal 2004 through fiscal 2006. Contributions to our non-U.S. pension plans are not expected to be material. Legislative and regulatory changes were recently passed that alter the manner in which liabilities are determined for the purpose of calculating required pension contributions. Our funding requirements for our pension plans are not expected to be significantly affected through fiscal 2006 as a result of these changes.

During the six months ended March 31, 2004 we funded approximately $110 million for U.S. postretirement health care benefits. Our expected funding requirements for U.S. postretirement health care benefits are approximately $130 million during the remainder of fiscal 2004, increasing to approximately $300 million annually thereafter through fiscal 2006. By fiscal 2007, we expect the plan assets set aside in trusts to fund represented retiree health care benefits will be depleted. At that time, without changes in our U.S. postretirement U.S. health care benefits for U.S. active and retired employees, annual funding from operations would need to increase substantially. These funding needs would severely impact our ability to remain competitive. Consequently, we anticipate making changes in retiree health care benefits in fiscal 2005 and beyond. We cannot be more specific about these changes or their impact on cash flow, because the changes will depend in part on the evolving health care legislative climate and health care practices in general. Given that we will be engaged in collective bargaining discussions later this year, we intend to address these cost issues with our represented employees in that timeframe. The risk factors included in Part 1, Item 1, of our Form 10-K for the year ended September 30, 2003 contains more information on these obligations.

We have agreed to indemnify the Insured Special Purpose Trust (“ISPT”) and its lenders and investors for certain defaulted principal and interest payments related to customer finance loans held by the ISPT and that are subject to a dispute with an unaffiliated insurer. We funded $45 million of principal, interest and fees during the six months ended March 31, 2004, and the funding requirements are approximately $34 million for the remainder of fiscal 2004 and $150 million thereafter through 2008. The ISPT has been included in our consolidated financial statements since April 1, 2003. Note 12 to our unaudited consolidated financial statements contains additional information on the ISPT and the dispute regarding insurance coverage.

Our 8.00% convertible subordinated debentures are redeemable at the option of the holders on various dates, the earliest of which is August 2, 2004. We have the option to satisfy this put option with cash, shares of our common stock or a combination of both. The principal amount of these debentures was $817 million as of March 31, 2004.

As discussed in more detail in Note 12 to our unaudited consolidated financial statements, we will pay $315 million of our shareowner litigation settlement with cash, common stock or a combination of both, at our option.

34	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

On December 24, 2003, we deposited 33 million shares of our common stock into escrow, representing the initial $100 million payment of the settlement amount. We expect that the appeals and claims administration process will continue until sometime in the fourth quarter of fiscal 2004 or in early fiscal 2005 and do not expect to distribute any proceeds until that time.

Our letters of credit agreements are subject to certain cash collateral requirements that may increase if we fail to maintain specified levels of consolidated minimum operating income (adjusted for certain defined items) or if we fail to maintain a minimum amount of unrestricted cash and short-term investments. As of March 31, 2004, outstanding letters of credit and amounts unused and available to us under these agreements were $183 million and $297 million, respectively.

Under our Guarantee and Collateral Agreement and our Collateral Sharing Agreement, certain of our U.S. subsidiaries have guaranteed certain of our obligations, and we collectively have pledged substantially all of our assets as collateral. These agreements provide security for certain of our obligations, including letters of credit, specified hedging arrangements, guarantees to lenders for vendor financing, lines of credit, an agreement relating to our ISPT, cash management and other bank operating arrangements. The amount of these outstanding obligations was $326 million as of March 31, 2004.

We have effective shelf registration statements with the SEC for the issuance of up to approximately $1.9 billion of securities, including shares of common stock and preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units.

Customer financing commitments

We may provide or commit to additional customer financings on a limited basis. We are focusing on the larger service providers that typically have less demand for such financing. We carefully review requests for customer financing on a case-by-case basis. Such review assesses the credit quality of the individual borrowers, their respective business plans and market conditions. We also assess our ability to sell or transfer the undrawn commitments and drawn borrowings to unrelated third parties. Our net exposure for customer financing commitments was not material as of March 31, 2004.

Credit ratings

Our credit ratings are below investment grade. Any credit downgrade affects our ability to enter into and maintain certain contracts on favorable terms and increases our cost of borrowing. Our credit ratings as of May 6, 2004, are as follows:

	Long-term debt	8.00% convertible securities	Trust preferred securities	Last change
Rating Agency
Standard & Poor’s (a)	B	CCC+	CCC	March 10, 2004
Moody’s (b)	Caa1	Caa3	Caa3	March 26, 2004

______________

(a)	Ratings upgraded; ratings outlook is positive.
(b)	Ratings affirmed; ratings outlook is positive.

35	Form 10-Q - Part I

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

RISK MANAGEMENT

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices. We manage our exposure to these market risks through the use of derivative financial instruments, coupled with other strategies. Our risk management objective is to minimize the effects of volatility on our cash flows by identifying the assets, liabilities or forecasted transactions exposed to these risks and hedging them. Hedging may be achieved by using either forward or option contracts, swap derivatives, or embedded terms in certain contracts that affect the ultimate amount of cash flows under the contract. Since there is a high correlation between the hedging instruments and the underlying exposures, the gains and losses on these exposures are generally offset by reciprocal changes in value of the hedging instruments when used. We use derivative financial instruments as risk management tools and not for trading or speculative purposes.

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

Interest rate risk

We are exposed to various forms of interest rate risk. The fair value of our fixed-rate available-for-sale marketable securities and the interest income earned on our cash and cash equivalents may fluctuate as interest rates change. In addition, if interest rates remain low we may forgo the opportunity to obtain more favorable interest rates on borrowings due to our fixed rate debt obligations. Our objective is to mitigate the variability of cash inflows and outflows resulting from interest rate fluctuations by maintaining a balanced mix of fixed and floating-rate debt and investments. We mitigate our interest rate risk by entering into interest rate swaps on a portion of our debt obligations to make them variable-rate debt instruments and by including fixed-rate assets in our investment portfolio. We also expect that these transactions will reduce our overall cost of borrowing and increase investment returns.

As of March 31, 2004, we had interest rate swaps where we receive fixed interest rates (5.5% and 7.25%) and pay floating rates based upon the three and six-month LIBOR rates plus agreed upon spreads (ranging from 1.72% to 2.89%) on notional amounts aggregating $600 million. We do not foresee any significant changes in our interest rate risk management strategy or in our exposure to interest rate fluctuations.

Equity price risk

We have $122 million of investments in strategic equity holdings in privately held companies and venture funds. These securities are exposed to price fluctuations and are generally concentrated in high-technology industries. We generally do not hedge our equity price risk due to hedging restrictions imposed by the issuers, illiquid capital markets or our inability to hedge non-marketable equity securities in privately held companies.

During fiscal 2003, we entered into prepaid forward sales agreements for all of our Corning shares, under which we received $113 million and locked in $64 million of unrealized appreciation. These forward sales agreements matured, and a $64 million gain was recognized in other income during the six months ended March 31, 2004.

36	Form 10-Q - Part I

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. Except as described below, no changes occurred during the three months ended March 31, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As disclosed in Item 9A of our Annual Report on Form 10-K for the year ended September 30, 2003, we noted some internal control deficiencies in foreign operations, which may involve the Foreign Corrupt Practices Act (“FCPA”). Our ensuing FCPA compliance audits and an outside counsel investigation has found incidents and internal control deficiencies in our operations in China that potentially involve FCPA violations. We reported these findings to the Department of Justice and the Securities and Exchange Commission and are cooperating with those agencies.

We have taken actions to improve our controls and policies in a manner we believe should prevent such incidents from recurring. In addition, four people in China involved in the incidents have been separated from the company: the president; the chief operating officer; a marketing executive; and a finance manager.

We believe the deficiencies and incidents uncovered did not have a material impact on our financial results. We cannot ascertain at this time any impact this matter may have on our future business operations in China.

The deficiencies in China were found during the course of extensive FCPA compliance audits performed by us of our operations in 24 foreign countries, including Brazil, China, India, Indonesia, the Philippines and Russia, a U.S.-based operation that supports sales in China, and other functions in the U.S. that support non-U.S. activities. The examinations of these foreign and U.S. operations and support functions confirmed the effectiveness of our FCPA compliance controls and policies in all of these operations and functions other than China.

37	Form 10-Q - Part II

Part II – Other Information

Item 1.   Legal Proceedings.

Information about legal proceedings is included in this report in Note 12 to the unaudited consolidated financial statements.

Item 2.   Changes in Securities and Use of Proceeds.

(c) Sales of Unregistered Securities.

During the three months ended March 31, 2004, we issued a total of 15,904,823 shares of our common stock that were not registered under the Securities Act of 1933 in reliance on an exemption pursuant to Section 3(a)(9) of that Act. These shares of common stock were issued in several separately and privately negotiated transactions occurring on various dates throughout the quarter in exchange for $21,274,000 principal amount of our 7.25% Notes due July 15, 2006 and $45,360,000 principal amount of our 5.5% Notes due November 15, 2008. No underwriters were used for these transactions.

Item 4.   Submission of Matters to a Vote of Security Holders.

We held our 2004 Annual Meeting of Shareowners on February 18, 2004. At that meeting, shareowners elected Karl K. Krapek, Patricia F. Russo, Henry B. Schacht and Franklin A. Thomas as Directors of the company. The terms of these directors will expire at the 2005 Annual Meeting. In addition, shareowners approved three company proposals and one shareowner proposal and rejected one shareowner proposal. The persons elected and the results of the voting are as follows:

	Votes For	Votes Withheld
Karl J. Krapek	3,403,483,630	161,930,897
Patricia F. Russo	3,419,183,601	146,230,926
Henry B. Schacht	3,413,859,911	151,554,616
Franklin A. Thomas	3,334,803,655	230,610,872

	Votes For	Votes Against	Abstain	Broker Non-Vote
Company proposal to declassify the Board and to allow for the removal of Directors without cause	3,393,397,707	125,014,110	47,027,615
Company proposal to approve the 2004 Equity Compensation Plan for Non-Employee Directors	1,333,765,821	354,637,825	63,042,429	1,814,002,886
Company proposal to authorize the Board of Directors to effect a reverse stock split at 1 of 4 ratios	3,114,976,964	401,453,323	49,018,674
Shareowner proposal to require shareowner approval of future severance agreements	1,132,642,738	560,599,392	58,116,795	1,814,090,036
Shareowner proposal to discontinue Executive Equity Compensation Programs after expiration of existing commitments	482,781,586	1,204,014,647	64,763,277	1,813,889,451

38	Form 10-Q - Part II

Part II – Other Information

Item 5.   Other Information.

At the 2004 annual shareowners meeting, a majority of votes were cast in favor of a shareowner proposal urging the Board to seek shareowner approval for certain future severance agreements with executive officers. In response to the proposal, the Leadership Development and Compensation Committee of the Board of Directors adopted a policy that implements this proposal. The policy requires that the company obtain shareowner approval before entering into an employment or severance agreement with an executive officer that provides severance benefits that exceed 2.99 times the executive officer’s annual salary and bonus. This policy is only effective for agreements entered into on or after April 20, 2004, and the Committee has reserved the right to modify this policy. However, the Committee retained the more restrictive existing policy it adopted in October 2003 that limits the amount of future severance arrangements for any officer to not more than one times salary and annual bonus, plus certain other benefits.

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
On January 22, 2004, we filed a Current Report on Form 8-K pursuant to Item 12 (Results of Operations and Financial Condition), reporting our results for the first quarter of fiscal 2004.
On March 18, 2004, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events and Required FD Disclosure), announcing we reached an agreement with the SEC to pay a $25 million fine.

39	Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lucent Technologies Inc. Registrant
Date: May 6, 2004	/s/ John A. Kritzmacher
John A. Kritzmacher Senior Vice President and Controller (Principal Accounting Officer)

40	Form 10-Q

Exhibit Index

Exhibit Number

3(i)	Certificate of Amendment of Restated Certificate of Incorporation of the registrant, filed on February 27, 2004 with the Secretary of State of Delaware.

3(ii)	By-Laws of the registrant, amended as of February 18, 2004.

10(i)1

Fifth Amendment, dated as of March 26, 2004, to (i) Letter of Credit Issuance and Reimbursement Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent, and (ii) External Sharing Debt Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent.

10(iii)1	Lucent Technologies Inc. 2004 Equity Compensation Plan for Non-Employee Directors.

31.1	Certification of Patricia F. Russo required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Frank A. D’Amelio required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32	Certification of Patricia F. Russo and Frank A. D’Amelio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.