Form 10-Q
period 2004-06-30
LUCENT TECHNOLOGIES INC
filed 2004-08-05
CIK 1006240

AS FILED WITH THE SEC ON AUGUST 5, 2004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of July 31, 2004, 4,309,481,021 common shares were outstanding.

       2	Form 10-Q - Part I

       3	Form 10-Q - Part I

PART 1 - Financial Information

Item 1. Financial Statements

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

Revenues:
Products	$1,717	$1,516	$5,225	$5,076
Services	473	449	1,418	1,367

Total revenues	2,190	1,965	6,643	6,443

Costs:
Products	903	1,033	2,766	3,504
Services	340	359	1,073	1,150

Total costs	1,243	1,392	3,839	4,654

Gross margin	947	573	2,804	1,789
Operating expenses:
Selling, general and administrative	291	412	933	1,299
Research and development	334	382	951	1,153
Goodwill impairment	—	35	—	35
Business restructuring	(27)	13	(15)	(137)

Total operating expenses	598	842	1,869	2,350

Operating income (loss)	349	(269)	935	(561)
Other income (expense), net	128	31	35	(436)
Interest expense	94	85	304	258

Income (loss) before income taxes	383	(323)	666	(1,255)
Provision for (benefit from) income taxes	(4)	(69)	(127)	(386)

Net income (loss)	387	(254)	793	(869)
Conversion / redemption cost – 8.00% preferred stock	—	(20)	(1)	(286)
Preferred stock dividends and accretion	—	(21)	12	(82)

Net income (loss) applicable to common shareowners	$387	$(295)	$804	$(1,237)

Net income (loss) applicable to common shareowners:
Basic	$0.09	$(0.07)	$0.19	$(0.32)
Diluted	$0.08	$(0.07)	$0.17	$(0.32)
Weighted average number of common shares outstanding:
Basic	4,288	4,121	4,241	3,882
Diluted	5,097	4,121	4,822	3,882

See Notes to Unaudited Consolidated Financial Statements.

       4	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	June 30, 2004	September 30, 2003

ASSETS
Cash and cash equivalents	$3,186	$3,821
Marketable securities	935	686
Receivables, less allowance of $113 and $246, respectively	1,526	1,511
Inventories	982	632
Other current assets	854	1,183

Total current assets	7,483	7,833

Marketable securities	574	—
Property, plant and equipment, net	1,408	1,593
Prepaid pension costs	5,186	4,659
Goodwill and other acquired intangibles, net	184	188
Other assets	1,135	1,492

Total assets	$15,970	$15,765

LIABILITIES
Accounts payable	$984	$1,072
Payroll and benefit-related liabilities	1,109	1,080
Debt maturing within one year	91	389
Other current liabilities	2,827	2,479

Total current liabilities	5,011	5,020

Postretirement and postemployment benefit liabilities	4,689	4,669
Pension liabilities	2,158	2,494
Long-term debt	4,919	4,439
Liability to subsidiary trust issuing preferred securities	1,152	1,152
Other liabilities	1,105	1,362

Total liabilities	19,034	19,136

Commitments and contingencies

8.00% redeemable convertible preferred stock	—	868

SHAREOWNERS’ DEFICIT
Preferred stock - par value $1.00 per share; authorized shares: 250; issued and outstanding shares: none	—	—
Common stock - par value $.01 per share; authorized shares: 10,000; 4,305 issued and 4,304 outstanding shares as of June 30, 2004 and 4,170 issued and 4,169 outstanding shares as of September 30, 2003	43	42
Additional paid-in capital	22,711	22,252
Accumulated deficit	(22,002)	(22,795)
Accumulated other comprehensive loss	(3,816)	(3,738)

Total shareowners’ deficit	(3,064)	(4,239)

Total liabilities, redeemable convertible preferred stock and shareowners’ deficit	$15,970	$15,765

See Notes to Unaudited Consolidated Financial Statements.

       5	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ DEFICIT
(Amounts in Millions)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareowners’ Deficit

Balance as of September 30, 2003	4,169	$42	$22,252	$(22,795)	$(3,738)	$(4,239)
Net income				793		793
Minimum pension liability adjustment					(4)	(4)
Reclassification adjustment for realized gains on investments					(75)	(75)
Foreign currency translation adjustments					10	10
Unrealized holding losses on investments					(9)	(9)
Issuance of common stock in connection with the exchange of convertible securities and certain other debt obligations	22		92			92
Issuance of common stock related to employee benefit plans	80	1	250			251
Issuance of common stock in connection with settlement of shareowners’ lawsuit	33		105			105
Preferred stock dividends and accretion			12			12

Balance as of June 30, 2004	4,304	$43	$22,711	$(22,002)	$(3,816)	$(3,064)

See Notes to Unaudited Consolidated Financial Statements.

       6	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine months ended June 30,
	2004	2003

Operating activities:
Net income (loss)	$793	$(869)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Non-cash portion of business restructuring reversals	1	(179)
Impairment of goodwill	—	35
Depreciation and amortization	517	782
Recovery of bad debts and customer financings	(203)	(99)
Deferred income taxes	(12)	(211)
Pension credit	(831)	(759)
Other adjustments for non-cash items	154	356
Changes in operating assets and liabilities:
Decrease in receivables	15	18
(Increase) decrease in inventories and contracts in process	(245)	513
Decrease in accounts payable	(85)	(104)
Changes in other operating assets and liabilities	191	(576)

Net cash provided by (used in) operating activities	295	(1,093)

Investing activities:
Capital expenditures	(94)	(226)
(Purchases) maturities of marketable securities	(834)	941
Other investing activities	57	137

Net cash (used in) provided by investing activities	(871)	852

Financing activities:
Issuance of convertible senior debt	—	1,631
Net proceeds from short-term borrowings	9	49
Repayments of long-term debt	(309)	(23)
Issuance of common stock	236	21
Repayment of 8.00% convertible securities	(21)	—
Other financing activities	6	(46)

Net cash (used in) provided by financing activities	(79)	1,632
Effect of exchange rate changes on cash and cash equivalents	20	54

Net (decrease) increase in cash and cash equivalents	(635)	1,445
Cash and cash equivalents at beginning of year	3,821	2,894

Cash and cash equivalents at end of period	$3,186	$4,339

Supplemental cash flow information:
Income tax refunds, net	$48	$143
Interest payments	$247	$220

See Notes to Unaudited Consolidated Financial Statements.

       7	Form 10-Q - Part I
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

The results for the periods presented are not necessarily indicative of the results for the full fiscal year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2003 included in our Current Report on Form 8-K, filed on June 17, 2004. Certain reclassifications were made to conform to the current period presentation.

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

We expect our cash requirements for funding postretirement health care to be approximately $220 million during fiscal 2004, including $50 million and $160 million that were funded during the three and nine months ended June 30, 2004, respectively.

The following tables summarize the components of net periodic benefit cost (credit):

	Pension benefits
	Three months ended June 30,		Nine months ended June 30,
(in millions)	2004	2003	2004	2003

Service cost	$36	$34	$113	$119
Interest cost	429	453	1,287	1,406
Expected return on plan assets	(765)	(775)	(2,295)	(2,362)
Amortization of prior service cost	17	20	53	79
Amortization of transition asset	—	(2)	—	(6)
Amortization of actuarial losses	2	2	5	5

Subtotal	(281)	(268)	(837)	(759)
Termination benefits	—	(7)	—	(44)
Curtailments	2	2	1	(37)
Settlements	2	1	5	3

Net benefit credit	$(277)	$(272)	$(831)	$(837)

       8	Form 10-Q - Part I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Postretirement benefits
	Three months ended June 30,		Nine months ended June 30,
(in millions)	2004	2003	2004	2003

Service cost	$2	$2	$6	$6
Interest cost	116	148	348	448
Expected return on plan assets	(41)	(70)	(123)	(209)
Amortization of prior service cost	(24)	(10)	(72)	(26)
Amortization of actuarial losses	19	17	58	52

Subtotal	72	87	217	271
Termination benefits	—	—	—	6
Curtailments	—	(1)	—	(5)

Net benefit cost	$72	$86	$217	$272

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

	Three months ended June 30,		Nine months ended June 30,
(in millions, except per share amounts)	2004	2003	2004	2003

Net income (loss)	$387	$(254)	$793	$(869)
Add: Stock-based employee compensation expense included in net income (loss)	8	3	14	13
Deduct: Total stock-based employee compensation expense determined under the fair value based method	(73)	(50)	(289)	(235)

Pro forma net income (loss)	$322	$(301)	$518	$(1,091)

Income (loss) per share applicable to common shareowners:
Basic – as reported	$0.09	$(0.07)	$0.19	$(0.32)
Diluted – as reported	$0.08	$(0.07)	$0.17	$(0.32)
Basic – pro forma	$0.07	$(0.08)	$0.12	$(0.38)
Diluted – pro forma	$0.07	$(0.08)	$0.12	$(0.38)

4. MARKETABLE SECURITIES

We have $574 million of debt securities with maturities greater than one year as of June 30, 2004. These investments consist of treasury notes, corporate bonds, high quality asset-backed securities and government agency bonds with various maturities that are of investment grade quality and therefore, we believe, not subject to significant market risk. In addition, these investments are designated as available-for-sale, and are recorded at fair value. Unrealized holding gains or losses are excluded from net income and reported as a component of comprehensive income (loss) as of June 30, 2004.

5. BUSINESS ACQUISITIONS

On May 21, 2004, we agreed to acquire Telica, Inc. (“Telica”) a provider of voice over Internet protocol communications systems, for approximately 93 million shares of our common stock and stock options for all of Telica’s equity. The acquisition is expected to be completed during the fourth quarter of fiscal 2004, at which time various acquisition related costs are expected to be recognized, including a charge for in-process research and development.

       9	Form 10-Q - Part I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

6. BUSINESS RESTRUCTURING

(in millions)	Sept. 30, 2003 reserve	Revisions to prior year plans net charge/ (reversal)	Cash payments	June 30, 2004 reserve

Employee separations	$62	$(14)	$(36)	$12
Contract settlements	34	(13)	(10)	11
Facility closings	367	14	(156)	225
Other	4	(3)	(1)	—

Total restructuring costs	$467	(16)	$(203)	$248

Total asset write-downs		1

Total business restructuring and asset impairments, net		$(15)

The revisions to prior year plans were due to the impact of:

•	Lower than expected employee termination costs due to certain differences in actual versus assumed demographics, including the age, service lives and salaries of the separated employees.
•	The expected settlement of certain contractual obligations and purchase commitments for amounts lower than originally estimated.
•

Changes in estimated facility closing costs, including expected sublease rental income on certain properties resulting from changes in the commercial real estate market and early termination of certain lease obligations.

Facility closing charges were recognized under the restructuring program for the expected remaining future cash outlays associated with trailing lease liabilities, lease termination payments and expected restoration costs in connection with plans to reduce a significant number of leased facilities. Owned and leased facilities of approximately 15.9 million square feet were included under the restructuring program. The remaining liability of $225 million is reflected net of expected sublease income of approximately $130 million and is expected to be paid over the remaining lease terms, which range from several months to 11 years. Additional charges or reversals may be required if the amount of expected sublease income changes in the future or if other circumstances change.

7. INVENTORIES AND CONTRACTS IN PROCESS

(in millions)	June 30, 2004	September 30, 2003

Inventories:
Completed goods	$706	$465
Work in process	49	43
Raw materials	227	124

Inventories, net of reserves of $766 as of June 30, 2004 and $980 as of September 30, 2003	$982	$632

Contracts in Process:
Costs and recognized income not yet billed	$75	$251
Billings in excess of costs and recognized income	(168)	(218)

Contracts in process reflected in other current assets (liabilities)	$(93)	$33

Completed goods include $208 million as of June 30, 2004, where title and risk of loss has transferred to customers, but the revenue recognition process has not been completed.

       10	Form 10-Q - Part I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is tested for impairment by comparing the implied fair value of each reporting unit to its carrying value in the fourth quarter of each fiscal year or more often if an event or circumstance indicates that an impairment loss has been incurred. Other acquired intangibles are amortized on a straight-line basis over the periods benefited, principally in the range of four to six years.

The following table summarizes the changes in the carrying amount of goodwill and other intangible assets from September 30, 2003 to June 30, 2004 by reportable segment:

(in millions)	September 30, 2003	Amortization of Intangibles / Other	June 30, 2004

INS	$131	(1)	$130
Mobility	16	(2)	14
Services	38	—	38

Total goodwill	185	(3)	182

Other intangible assets	3	(1)	2

Total	$188	(4)	$184

9. EARLY EXTINGUISHMENT OF CONVERTIBLE SECURITIES AND DEBT OBLIGATIONS

The following table summarizes the convertible securities and debt obligations which have been extinguished through exchanges of our common stock and repurchases for cash, prior to their original maturities.

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2004	2003	2004	2003

8.00% convertible securities	$—	$30	$58	$767
7.75% convertible securities	—	—	—	598

Total convertible securities	—	30	58	1,365

Other debt obligations	75	35	214	87

Total convertible securities and debt extinguished	$75	$65	$272	$1,452

Total shares of our common stock exchanged	5	38	22	563

Total cash used for extinguishments	$57	$—	$189	$—

8.00% convertible securities – conversion / redemption costs	$—	$(20)	$(4)	$(286)

7.75% convertible securities – conversion costs	$—	$—	$—	$(129)

Debt obligations – gain (loss)	$(1)	$6	$(3)	$17

Conversion costs were recognized in amounts equal to the fair value of the additional common shares issued to the holders of each respective convertible security to prompt the exchange over the number of shares of common stock otherwise required to be issued pursuant to the original conversion terms of the respective security. Redemption costs were recognized in amounts equal to the cash paid or fair value of the shares of common stock issued to the holders of each respective security in excess of the related carrying value to prompt the exchange.

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

       11	Form 10-Q - Part I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

record dates as the preferred stock dividends. The interest on the debentures must be paid in cash. The subordinated debentures have terms substantially the same as the preferred stock with respect to put rights, redemptions and conversion into common stock. Securities tendered to us pursuant to the August 2004 redemption feature were less than $1 million, and as a result, these debentures were classified as long-term as of June 30, 2004.

10. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) represents net income (loss) plus the results of certain shareowners’ (deficit) equity changes not reflected in the consolidated statements of operations. Foreign currency translation adjustments are generally not adjusted for income taxes, as they relate to indefinite investments in certain non-U.S. subsidiaries.

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2004	2003	2004	2003

Net income (loss)	$387	$(254)	$793	$(869)
Minimum pension liability adjustment	—	—	(4)	—
Foreign currency translation adjustments	(22)	50	10	108
Unrealized holding (losses) gains on investments	(10)	(1)	(9)	42
Reclassification adjustment for realized gains on investments	—	(1)	(75)	(1)

Comprehensive income (loss)	$355	$(206)	$715	$(720)

11. EARNINGS (LOSS) PER COMMON SHARE (“EPS”)

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

The following table summarizes the computation of basic and diluted EPS. Due to the net loss incurred during the three and nine months ended June 30, 2003, the diluted loss per share was the same as basic because any potentially dilutive securities would have reduced the loss per share.

	Three months ended June 30,		Nine months ended June 30,
(in millions, except per share amounts)	2004	2003	2004	2003

Net income (loss)	$387	$(254)	$793	$(869)
Conversion cost – 8.00% convertible securities	—	(20)	(1)	(286)
Preferred stock dividends and accretion	—	(21)	12	(82)

Net income (loss) applicable to common shareowners – basic	$387	$(295)	$804	$(1,237)
Adjustment for dilutive securities on net income (loss):
Interest expense for 2.75% convertible securities	11	—	34	—
Interest expense for 8.00% convertible securities	17	—	—	—

Net income (loss) applicable to common shareowners – diluted	$415	$(295)	$838	$(1,237)

Weighted average shares outstanding – basic	4,288	4,121	4,241	3,882
Effect of dilutive securities:
Stock options	76	—	76	—
2.75% convertible securities	498	—	505	—
8.00% convertible securities	235	—	—	—

Weighted average shares outstanding – diluted	5,097	4,121	4,822	3,882

EPS:
Basic	$0.09	$(0.07)	$0.19	$(0.32)
Diluted	$0.08	$(0.07)	$0.17	$(0.32)

       12	Form 10-Q - Part I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following table summarizes the potential shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares would be antidilutive.

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2004	2003	2004	2003

8.00% convertible securities	—	504	246	770
7.75% convertible securities	238	238	238	285
2.75% convertible securities	—	271	—	91
Stock options	—	24	—	11

Total potentially dilutive shares	238	1,037	484	1,157

Stock options excluded from the calculation of diluted EPS because the exercise price was greater than the average market price of the common shares	233	255	243	315

The calculation of dilutive or potentially dilutive common shares related to our convertible securities considers the conversion features or redemption features, whichever is more dilutive. Redemption features are only considered if we have the right to settle redemption requests through the issuance of our common stock as in the case of our 2.75% and 8.00% convertible securities. In this case, the “if redeemed” calculations are based upon the three- and nine-month average price of our common stock and the weighted average number of the respective securities outstanding during the periods presented. The conversion features related to our 2.75% convertible securities are only considered if certain conditions are met, otherwise the "if redeemed" calculations are used. The dilutive effect of our convertible securities may fluctuate from period to period as a result of the as reported net income levels and the average market price of our common stock.

12. OPERATING SEGMENTS

We design and deliver the systems, software and services that drive next-generation communications networks. The reportable segments are Integrated Network Solutions (“INS”), Mobility Solutions (“Mobility”) and Lucent Worldwide Services (“Services”). The INS segment provides a broad range of software and wireline equipment related to voice networking (primarily consisting of switching products, which we sometimes refer to as convergence solutions and voice messaging products), data and network management (primarily consisting of access and related data networking equipment and operating support software) and optical networking. The Mobility segment provides software and wireless equipment to support radio access and core networks. The Services segment is a worldwide services organization that provides deployment, maintenance, professional and managed services in support of our own product offerings as well as multivendor networks. Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measure includes the revenues, costs and expenses directly controlled by each reportable segment and excludes the following:

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

       13	Form 10-Q - Part I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The segment results for prior periods have been revised to conform to the current year’s performance measure. The accounting policies of the reportable segments are the same as those applied in the unaudited consolidated financial statements.

(in millions)	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

Revenues
INS	$715	$812	$2,243	$2,440
Mobility	986	624	2,897	2,446
Services	473	449	1,418	1,367

Total reportable segments	2,174	1,885	6,558	6,253
Other	16	80	85	190

Total revenues	$2,190	$1,965	$6,643	$6,443

Operating income (loss)
INS	$68	$22	$329	$(29)
Mobility	332	(49)	882	123
Services	77	60	197	125

Total reportable segments	477	33	1,408	219
Business restructuring	27	(14)	15	142
Impairment of goodwill	—	(35)	—	(35)
Global sales organization	(126)	(140)	(369)	(407)
Recovery of bad debts and customer financings	90	32	203	99
Unallocated personnel costs and benefits	197	290	604	875
Shared services such as general corporate functions	(257)	(338)	(791)	(1,070)
Other	(59)	(97)	(135)	(384)

Total operating income (loss)	$349	$(269)	$935	$(561)

Two customers accounted for approximately 28% and 12% of consolidated revenues during the three months ended June 30, 2004 and approximately 21% and 10% of consolidated revenues during the three months ended June 30, 2003.

Two customers accounted for approximately 26% and 11% of consolidated revenues during the nine months ended June 30, 2004. One customer accounted for approximately 23% of consolidated revenues during the nine months ended June 30, 2003.

13. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits, and other claims, including proceedings by government authorities. In addition, we may be subject to liabilities of some of our former affiliates under separation agreements with them. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, we are unable to estimate the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of June 30, 2004. As described below, we have received final court approval for the settlement of our securities and related litigation. In addition, the impact of other pending litigation matters that we agreed to settle in the current interim periods were not material individually or in the aggregate to our results of operations or financial condition. We believe that the remainder of the cases will not have a material financial impact on our results of operations or financial condition after final disposition. However, because of the uncertainties of legal proceedings, one or more of these proceedings could ultimately result in a material obligation.

       14	Form 10-Q - Part I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Securities and Related Cases

On March 27, 2003, we announced that we had reached an agreement to settle assorted securities, ERISA and derivative class action and other related lawsuits against us and certain of our current and former directors, officers and employees. We did not admit nor deny any wrongdoing as part of the settlement. We received final approval of the settlement from the U.S. District Court in Newark, New Jersey, on December 12, 2003. One of the cases (the Winstar securities case) was pending in the U.S. District Court for the Southern District of New York. A portion of the settlement proceeds described below has been allocated to the Winstar securities case. The U.S District Court in New York approved the settlement of the Winstar securities cases at a fairness hearing on July 13, 2004.

The agreement is a global settlement of 53 separate lawsuits, including a consolidated shareowner class action lawsuit in the U.S. District Court of New Jersey, and related ERISA, bondholder, derivative, and other state securities cases. Under the settlement agreement, we will pay $315 million in common stock, cash or a combination of both, at our option. On December 24, 2003, we deposited 33 million shares of our common stock into escrow, representing the initial $100 million payment of the settlement amount. These shares were subsequently sold in the market by the escrow agent for $105 million during the second quarter of fiscal 2004. The net proceeds remain in escrow as of June 30, 2004. We also will issue warrants to purchase 200 million shares of our common stock at an exercise price of $2.75 per share with an expiration date three years from the date of issuance. As of June 30, 2004, the value of these warrants was $350 million, based upon the Black-Scholes option-pricing model.

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

We expect that the appeals and claims administration process will be completed in the first half of fiscal 2005 and we do not expect to distribute any proceeds until that time. We continue to pursue partial recovery of the settlement amount from our fiduciary insurance carriers under certain insurance policies. We have filed a lawsuit against them to recover these amounts. We have settled with one of the carriers. We are continuing to pursue our claims against the other carriers that provide additional coverage up to $45 million. The charge for the global settlement will be revised in future quarters to reflect any additional recoveries from our fiduciary insurance carriers, as well as to reflect additional changes in the fair value of the warrants until they are issued. The estimated fair value of the warrants may continue to change as a result of fluctuations in the share price of our common stock.

We will defend any lawsuits that may be brought by parties that have opted out of the settlement. We and certain of our current and former officers and directors are defendants in two such actions in the U.S. District Court in New Jersey, Staro Asset Management, LLC v. Lucent Technologies Inc. et al., and Florida State Board of Administration v. Lucent Technologies Inc. et al., alleging violations of federal securities laws. These cases were originally part of the global settlement referred to above. However, the plaintiffs have opted out of the settlement and are pursuing their claims separately against Lucent and the other defendants.

Government Investigations

In November and December 2000, we identified certain revenue recognition issues that we publicly disclosed and brought to the attention of the SEC. A final judgment and consent decree with the SEC was entered for this matter in May, 2004. Under the terms of the consent decree, we paid a $25 million civil penalty in the third quarter of fiscal 2004, but were not required to make any financial restatements. Without admitting or denying any wrongdoing, we consented to the settlement enjoining us from future violations of specific provisions of the federal securities laws.

       15	Form 10-Q - Part I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

As discussed in our annual report on Form 10-K for fiscal year 2003, the U.S. Attorney’s Office in New Jersey is conducting an investigation into matters that were also subject to the SEC investigation we settled in May 2004. The U.S. Attorney’s Office has informed us that we are not a target of this investigation and we continue to cooperate.

In August 2003, the U.S. Department of Justice (the “DOJ”) and the SEC informed us that they had each commenced an investigation into possible violations of the Foreign Corrupt Practices Act (“FCPA”). These investigations followed allegations made by National Group for Communications and Computers Ltd. (“NGC”) in an action filed against us on August 8, 2003, which is described below. In April 2004, we reported to the DOJ and the SEC that a FCPA compliance audit and an outside counsel investigation found incidents and internal control deficiencies in our operations in China that potentially involve FCPA violations. We are cooperating with those agencies. We believe these incidents and deficiencies did not have a material effect on our results of operations. However, we cannot determine whether this matter will affect our future business operations in China.

Other Matters

In the normal course of business, we are involved in commercial disputes with customers, suppliers, subcontractors and others. These matters generally involve claims for monetary damages for breach of contract or breach of warranty or similar claims. While many of these disputes are settled amicably without litigation, some of these matters have resulted in lawsuits being filed against us. The condition of the telecommunications market in the past three years and the insolvency or failure of numerous service providers has led to more claims and disputes resulting in litigation. In addition, our restructuring has resulted in the termination of tens of thousands of employees and changes in benefits for current and former employees. These actions have led to additional claims against us. The following is a description of the significant pending litigation.

A lawsuit involving investors in Actel Integrated Communications was filed against us for unspecified damages, claiming we misled them as to certain technology, which influenced their decision to invest in Actel. This case, Sandler Capital Partners IV, L.P. et al. v. Lucent Technologies, filed in New York State Court, is in its early stages. We previously settled cases filed against us by Actel. In addition, two other cases were filed against us alleging that we failed to deliver working products. Those cases, Maxcess, Inc. v. Lucent Technologies Inc. et al., filed in the U.S. District Court for the Middle District of Florida, and Official Plan Committee of Omniflex, Inc. v. Lucent Technologies Inc., filed in Missouri State Court, are in the early stages of the litigation process.

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

We previously reported that we were in a dispute with an unaffiliated insurance company that provides credit insurance on customer financing loans that we sold to a trust named Insured Special Purpose Trust (“ISPT”). The insurance company had denied coverage on the loans in the ISPT and we requested binding arbitration to dispute the insurer’s denial of coverage. We reached an agreement with the insurance carrier on a resolution of the dispute during August 2004. As a result, we expect that, in the fourth quarter of fiscal 2004, all remaining obligations to the ISPT’s lenders and investors of approximately $125 million will be repaid and our cash and cash equivalents will increase by approximately $100 million. In addition, the resolution of this matter is not expected to have a material impact on our results of operations.

       16	Form 10-Q - Part I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Separation Agreements

We are party to various agreements that were entered into in connection with the separation of Lucent and former affiliates, including AT&T, Avaya, Agere Systems and NCR Corporation. Pursuant to these agreements, we and the former affiliates have agreed to allocate certain liabilities related to each other’s business, and have agreed to share liabilities based on certain allocations and thresholds. For example, AT&T, Avaya and NCR each assumed a portion of the settlement liability related to our former consumer products leasing business, which settled in August 2002. We have approximately $40 million in gross receivables due from AT&T and Avaya related to this matter as of June 30, 2004. The plaintiffs' counsel in this case has filed a motion to reconsider the disposition of certain settlement proceeds, so this matter may not be completely resolved. We are not aware of any material liabilities to our former affiliates as a result of the separation agreements that are not otherwise reflected in our unaudited consolidated financial statements. Nevertheless, it is possible that potential liabilities for which the former affiliates bear primary responsibility may lead to contributions by us.

Avaya is defending three separate purported class action lawsuits which are based on claims that we, as predecessor to Avaya’s business, sold products that were not Year 2000 compliant, meaning that the products were designed and developed without considering the possible impact of the change in the calendar from December 31, 1999 to January 1, 2000. Avaya has informed us that it has reached an agreement in principle to settle these lawsuits.

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

       17	Form 10-Q - Part I
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

We guarantee the financing of certain product purchases by certain customers. Requests for providing such guarantees are reviewed and subject to approval by senior management and are regularly reviewed to assess the adequacy of reserves. The principal amount of drawn customer financing guarantees was $14 million and was fully reserved as of June 30, 2004. The remaining guarantee periods range from one month to seven years. In addition, $6 million of commitments are available to customers from third-party lenders, but these commitments may expire undrawn. We are required to perform under these commitments if a customer defaults for non-payment to the creditor. We typically retain a first-loss position in these situations. We will generally have the right to recover from the defaulting party through subrogation, after the creditor has been paid in full.

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

We remain secondarily liable for approximately $309 million of lease obligations as of June 30, 2004 that were assigned to Avaya, Agere and purchasers of other businesses. The remaining terms of these assigned leases and our corresponding guarantees range from one month to 15 years. The primary obligor under assigned leases may terminate or restructure the lease obligation before its original maturity and thereby relieve us of our secondary liability. We generally have the right to receive indemnity or reimbursement from the assignees and have not reserved for losses on this form of guarantee.

We are party to a tax-sharing agreement whereby we have agreed to indemnify AT&T and are liable for tax adjustments that are attributable to our lines of business, as well as a portion of certain other shared tax adjustments during the years prior to our separation from AT&T. We have similar agreements with Avaya and Agere. Certain tax adjustments have been proposed or assessed subject to these tax-sharing agreements. Certain tax issues, including potential adjustments and refunds related to the years 1990 through 1998 were recently resolved with the Internal Revenue Service and our former affiliates. The resolution of these matters resulted in a benefit of $227 million to our results of operations during the nine months ended June 30, 2004. The outcome of all remaining matters is not expected to have a material adverse effect on our consolidated results of operations, consolidated financial position or near-term liquidity.

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

       18	Form 10-Q - Part I
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of a product or service for deficiencies under specific product or service warranty provisions. The warranty reserves are determined as a percentage of revenues based on the actual trend of historical charges incurred over various periods, excluding any significant or infrequent issues that are specifically identified and reserved. The warranty liability is established when it is probable that customers will make claims and when a reasonable estimate of costs can be made. The following table summarizes the activity related to warranty reserves for the nine months ended June 30, 2004.

(in millions)
Warranty reserve as of September 30, 2003	$330
Accruals for warranties, net	20
Payments	(53)

Warranty reserve as of June 30, 2004	$297

Environmental Matters

Our current and historical operations are subject to a wide range of environmental laws. In the United States, these laws often require parties to fund remedial action regardless of fault. We have remedial and investigatory activities underway at numerous current and former facilities.

Environmental reserves of $118 million have been established for environmental liabilities that can be reasonably estimated as of June 30, 2004. These reserves are not discounted to present value. We have receivables of $39 million with respect to environmental matters due from third-party indemnitors as of June 30, 2004. Receivables are recorded only if the indemnitors have agreed to pay the claims and management believes collection of the receivables is reasonably assured. Environmental matters did not have a significant impact on our consolidated financial condition, results of operations, or cash flows during the nine months ended June 30, 2004.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities, due to the above factors and the lengthy time periods involved in resolving them (which may be up to 30 years or longer). Although we believe that our reserves are currently adequate, there can be no assurance that the amount of capital expenditures and other expenses which will be required relating to remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of amounts provided for as of June 30, 2004 cannot be reasonably estimated.

       19	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties include: fluctuations in the telecommunications market; our ability to compete effectively; our product portfolio and ability to keep pace with technological advances in our industry; our reliance on a limited number of key customers; our exposure to the credit risk of our customers; the pricing, cost and other risks inherent in our long-term sales agreements; the costs and risks associated with our pension and postretirement benefit obligations; the social, political and economic risks of our foreign operations; our reliance on third parties to manufacture most of our products; our ability to generate positive cash flow; existing and future litigation; our ability to protect our intellectual property rights and the expenses we may incur in defending such rights; the complexity of our products; changes to existing regulations or technical standards; changes in environmental health and safety laws; the potential impact on us in connection with negotiating new collective bargaining agreements; and our ability to retain and recruit key personnel. For a more complete list and description of such risks and uncertainties, see our Form 10-K for the year ended September 30, 2003. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We believe that the market for telecommunications equipment has stabilized and is starting to grow in certain areas. The growing demands of enterprises and consumers for additional services tailored to their needs is creating the imperative for a new convergence of networks, technologies and applications.

We have been seeing a significant increase in discussions with our customers about how they will make that transition. They are looking for partners who have the knowledge, skill and staying power to help smooth the transition. In fact, more and more major multi-year plans are being developed for next-generation networks that will deliver IP-based multimedia services.

Service providers are looking for ways to bundle packages of voice, data and video services by deploying converged networks that will give users more seamless and simple access to communications across both wireline and mobile networks. At the same time they are looking for help to streamline their network operations and to manage their operating expenses more effectively.

       20	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This is a long-term technology transition, which creates opportunities for us and for our customers in growth areas such as mobile high-speed data, broadband access, metro optical networking and Voice over Internet Protocol (or VoIP) solutions, as well as professional and managed services. We are working to turn these technologies and opportunities into cost-effective offers for our customers.

Capital spending in our target markets can change rapidly and can vary over short periods of time, including from month-to-month. As a result of this uncertainty, accurate forecasting of near- and long-term results, earnings and cash flow remains difficult. In addition, because a limited number of customers account for a significant amount of our revenue, our results are subject to fluctuation from changes in spending by one or more of these customers. This fluctuation is most prevalent in our Mobility segment.

As discussed in more detail throughout our MD&A:

•

Our revenues increased by 3% during the nine months ended June 30, 2004 as compared to the same period for fiscal 2003. Mobility revenues increased by 18% and Services revenues increased by 4%. INS revenues decreased by 8%. Higher Mobility revenues were primarily driven by higher CDMA sales in the U.S., as certain of our large customers continue to upgrade their wireless networks and deploy additional capacity to support subscriber growth. Lower INS revenues were primarily driven by lower voice networking sales in the U.S., specifically with traditional circuit switching products, as carriers face weaker wireline demand and explore alternative networking technologies. Services revenues increased primarily due to higher maintenance and professional services.

•

Our revenues increased by 11% during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Mobility revenues increased by 58% and Services revenues increased by 5%. INS revenues decreased by 12%. The changes in segment revenues were consistent with the nine-month explanation above.

•

Our gross margin rate was 43% and 42% during the three and nine months ended June 30, 2004, respectively, an improvement of 14 percentage points as compared with each of the prior interim periods. The improvement primarily resulted from the impact of cost reductions and mix, as well as certain other items including lower inventory- and warranty-related charges.

•	We continued to reflect lower operating expenses during the interim periods of fiscal 2004 compared to fiscal 2003 through restructuring actions taken in the past three fiscal years.
•

We had recoveries of bad debt and customer financing of $203 million and $99 million during the nine months ended June 30, 2004 and 2003, respectively. These recoveries were primarily due to the favorable settlement of certain fully-reserved notes and accounts receivable and the expiration of certain customer financing guarantees.

•

We recognized a benefit of $72 million and charges of $174 million during the three and nine months ended June 30, 2004, respectively, related to the shareowner lawsuit settlement, primarily as a result of changes in the estimated fair value of the warrants that are expected to be issued. The related charges during the three and nine months ended June 30, 2003 were $33 million and $448 million, respectively.

•

We realized a gain of $64 million during the nine months ended June 30, 2004 related to the maturity of forward sale contracts for Corning common stock. The investment was obtained in connection with the sale of certain joint ventures associated with our Optical Fiber business in fiscal 2002.

•

We incurred net charges of $7 million and $398 million related to the early extinguishment of our convertible securities and other debt obligations during the nine months ended June 30, 2004 and 2003, respectively. We purchased less of these securities during the current period due to economically unattractive pricing levels.

•

We recognized a $127 million income tax benefit and $90 million of interest income primarily as a result of the resolution of certain prior year federal income tax audit matters during the nine months ended June 30, 2004. An income tax benefit of $386 million was recognized during the nine months ended June 30, 2003 and was primarily attributed to the utilization of a portion of that period’s operating losses as a result of the tax impact of certain equity transactions, the expected favorable resolution of certain income tax audit matters, and refundable federal income taxes related to taxes paid in prior years.

       21	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Cash and cash equivalents and marketable securities increased $188 million during the nine months ended June 30, 2004, to $4.7 billion, primarily from cash provided by operations.

We are working closely with our customers to position the full breadth of our products and services, and we have significantly reduced our cost structure. We expect our annual revenues to increase on a percentage basis in the mid-single digits during fiscal 2004 as compared to fiscal 2003. We expect our quarterly gross margin rate to be in the high 30’s to low 40’s percent range, and quarterly operating expenses to be around $700 million in the near-term.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our unaudited consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, receivables and customer financing, inventories, income taxes, intangible assets, pension and postretirement benefits, business restructuring and legal contingencies. For more information on critical accounting estimates, see the MD&A included in our Form 8-K for the year ended September 30, 2003, filed on June 17, 2004. We have discussed the application of these critical accounting estimates with our Board of Directors and Audit and Finance Committee.

During the nine months ended June 30, 2004, we did not change or adopt new accounting policies that had a material effect on our consolidated financial condition and results of operations.

CONSOLIDATED RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED JUNE 30, 2004 VERSUS THREE AND NINE MONTHS ENDED JUNE 30, 2003

Revenues

	Three months ended June 30,				Nine months ended June 30,
(in millions)	2004		2003		2004		2003

Revenues by segment:
INS	$715	33%	$812	41%	$2,243	34%	$2,440	38%
Mobility	986	45%	624	32%	2,897	44%	2,446	38%
Services	473	22%	449	23%	1,418	21%	1,367	21%
Other	16	0%	80	4%	85	1%	190	3%

Total revenues	$2,190	100%	$1,965	100%	$6,643	100%	$6,443	100%

Revenues by region:
U.S.	$1,405	64%	$1,201	61%	$4,074	61%	$3,942	61%
Other Americas (Canada, Caribbean & Latin America)	140	6%	97	5%	335	5%	316	5%
EMEA (Europe, Middle East & Africa)	299	14%	296	15%	922	14%	837	13%
APAC (Asia Pacific & China)	346	16%	371	19%	1,312	20%	1,348	21%

Total revenues	$2,190	100%	$1,965	100%	$6,643	100%	$6,443	100%

Revenues increased by 11% during the three months ended June 30, 2004, primarily due to a $362 million increase in Mobility, partially offset by a $97 million decline in INS. Revenues increased by 3% during the nine months ended June 30, 2004, primarily due to a $451 million increase in Mobility partially offset by a $197 million decline in INS. The decrease in other revenues was due to a decline in patent licensing revenue. The segment discussion later in this MD&A contains information on changes in revenues by segment and product.

The three and nine-month increase in the U.S. was primarily due to higher spending by certain large service providers, primarily for CDMA technologies within Mobility as certain of our large customers continue to upgrade their wireless networks and deploy additional capacity to support subscriber growth. The nine-month increase in EMEA was primarily due to sales in Iraq and higher sales of optical products and UMTS data cards in Europe. The three and nine-month declines in APAC were due to the timing of project deployments in China. Revenues from customers located in China represented approximately 9% and 13% of consolidated revenues during the

       22	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

three months ended June 30, 2004 and 2003, respectively, and 11% of consolidated revenues during the nine months ended June 30, 2004 and 2003.

Our quarterly revenues are subject to fluctuation as a result of changes in customer spending patterns and short-term capital requirements, as well as the timing of revenue recognition trigger events, such as customer acceptances on lengthy deployments. The impact of changes in foreign currency rates did not have a significant effect on our consolidated revenues in all periods presented.

Gross Margin

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2004	2003	2004	2003

Gross margin	$947	$573	$2,804	$1,789
Gross margin rate	43%	29%	42%	28%

Three months ended June 30, 2004 versus June 30, 2003

The gross margin rate increased by 14 percentage points during the three months ended June 30, 2004.

Certain items accounted for four percentage points of the improvement in the gross margin rate, as they negatively affected the gross margin rate during the three months ended June 30, 2003. These items were primarily related to provisions for slow-moving and obsolete inventories, including inventories associated with customers experiencing financial difficulties; costs associated with supplier and customer contract settlements; adjustments to long-term contracts; and costs associated with warranty, certain customer obligations and product performance issues.

Sales volume favorably impacted the gross margin rate by approximately two percentage points, since the fixed costs were spread over higher revenue levels.

Cost reductions and the impact of product and geographic mix accounted for eight percentage points of improvement in the gross margin rate. Cost reductions were realized primarily from supply chain rationalization and efficiency gains, as well as product redesign. We also realized savings from headcount reductions since June 30, 2003, including significant reductions attributed to Services.

To a lesser extent, increased sales of certain higher margin U.S. Mobility products contributed to the gross margin rate improvement. Historically, our gross margin rate is higher for Mobility than for INS and higher in the U.S. as compared to non-U.S. regions. The gross margin rate for Services is generally lower than Mobility and INS. This trend has continued during fiscal 2004.

Nine months ended June 30, 2004 versus June 30, 2003

The gross margin rate increased by 14 percentage points in the nine months ended June 30, 2004.

Certain items, similar to the items described above in the three-month comparison, accounted for five percentage points of the improvement in the gross margin rate. These items favorably affected the gross margin rate by approximately one percentage point during the nine months ended June 30, 2004, and charges negatively affected the gross margin rate by approximately four percentage points during the nine months ended June 30, 2003.

Sales volume favorably impacted the gross margin rate by approximately one percentage point, since the fixed costs were spread over higher revenue levels.

Cost reductions and the impact of product mix accounted for the remaining eight percentage points of improvement in the gross margin rate, similar to the reasons discussed above.

       23	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our gross margin rate is subject to fluctuation due to changes in volume, geographic and product or service mix, and the impact of significant inventory-related charges or benefits, as well as revised estimates related to long-term contracts. In addition, our gross margin rate may be impacted by competitive pricing pressures and our ability to continue to realize cost reductions.

Operating Expenses

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2004	2003	2004	2003

Selling, general and administrative (“SG&A”) expenses, excluding the following two items:	$381	$439	$1,135	$1,383
Recovery of bad debts and customer financings	(90)	(32)	(203)	(99)
Amortization of other acquired intangibles	—	5	1	15

Total SG&A	291	412	933	1,299
R&D	334	382	951	1,153
Goodwill impairment	—	35	—	35
Business restructuring	(27)	13	(15)	(137)

Operating expenses	$598	$842	$1,869	$2,350

SG&A expenses

Excluding bad debts and customer financings and amortization of other acquired intangibles, SG&A expenses decreased by 13% and 18% during the three and nine months ended June 30, 2004, respectively. The decreases were primarily a result of headcount reductions under our restructuring program and other cost saving initiatives that limited discretionary spending.

The nine months ended June 30, 2004 included higher accruals for employee incentive awards. This impact was offset by lower depreciation. Additional depreciation of $107 million was recognized during the nine months ended June 30, 2003 due to the shortening of the estimated useful lives of several properties that were in process of being sold at the time. Our restructuring program is complete and is not expected to further reduce SG&A expense levels.

Recovery of bad debts and customer financings

We had a net recovery of bad debts and customer financings for all periods presented. Recoveries were net of charges of $31 million and $113 million during the nine months ended June 30, 2004 and 2003, respectively. Recoveries were realized from the favorable settlement of certain fully reserved notes receivable and accounts receivable, significantly lower bad debt and customer financing exposure and the expiration of certain customer financing guarantees. These settlements generally occur through debt workout procedures, including the consummation of bankruptcy proceedings. Further recoveries or charges may occur in the future.

Goodwill impairment and amortization of other acquired intangibles

Our remaining goodwill of $182 million is tested for impairment annually during the fourth quarter, or more often if an event or circumstance indicates that an impairment loss has been incurred. No events occurred during the nine months ended June 30, 2004 that triggered an impairment test.

Business decisions to partner with other suppliers to use their products in our sales offerings prompted an assessment of the recoverability of certain goodwill associated with the multi-service switching reporting unit within INS during the three months ended June 30, 2003. The excess of the reporting unit’s goodwill carrying value over its implied fair value triggered an impairment charge during that period of $35 million.

       24	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

R&D

R&D expenses decreased 13% and 18%, respectively, in the three and nine months ended June 30, 2004. The decrease was primarily due to headcount reductions and product rationalizations under our restructuring program. Our restructuring program is complete and not expected to further reduce R&D expenses. In addition, R&D expenses include the impact of higher accruals for employee incentive awards in fiscal 2004.

R&D costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. Costs capitalized were $63 million and $78 million during the three months ended June 30, 2004 and 2003, respectively, and $196 million and $231 million during the nine months ended June 30, 2004 and 2003, respectively. Capitalization ceases and amortization of these costs begins when the product is available for general release to customers. Amortization is provided on a product-by-product basis, generally using the straight-line method over a 12 to 18-month period. The amortization of these related costs were reflected as a cost component in determining our gross margin and amounted to $66 million and $75 million during the three months ended June 30, 2004 and 2003, respectively, and $205 million and $225 million during the nine months ended June 30, 2004 and 2003, respectively. Unamortized software development costs determined to be in excess of the net realizable value of the product are expensed immediately and reflected in R&D if such determination is made prior to when the product is available for general release to the customer.

Our continuing R&D investment is focused on enhancing and expanding our broad portfolio of leading edge technologies. In Mobility, our R&D investment is focused primarily on CDMA and UMTS next-generation technologies and includes expenses associated with UMTS product trials with certain customers. This investment continues to support our leadership position in spread-spectrum technology and our development of high-speed mobile data solutions. Our INS R&D investment supports a broad array of current and next-generation technologies, including VoIP, metro optical and broadband networking solutions. Together, Mobility and INS share R&D investment in a unified softswitch platform to support both wireless and wireline applications. Our R&D investment also supports Bell Labs long-term research programs in such areas as computer science, materials science and bioengineering. We believe our current R&D spending levels and plans are aligned with current and expected market opportunities.

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

Since the inception of the restructuring program, we have reduced our headcount by approximately 73,700 employees, to approximately 32,300 employees as of June 30, 2004 (including the impact of attrition and other headcount reductions in the ordinary course of business). In addition, the restructuring plans included facility closing charges related to exiting a significant number of owned and leased facilities, totaling approximately 15.9 million square feet.

Note 6 to our unaudited consolidated financial statements contains details on our business restructuring charges (reversals) and reserves.

       25	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the net business restructuring activity:

(in millions)	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

Employee separations	$1	$51	$(14)	$(58)
Contract settlements	1	(8)	(13)	(13)
Facility closings	(29)	—	14	12
Other	(1)	(4)	(3)	(3)

Total restructuring costs	(28)	39	(16)	(62)
Total asset write-downs	1	(25)	1	(80)

Total net charge (reversal)	$(27)	$14	$(15)	$(142)

Reflected in operating expenses	$(27)	$13	$(15)	$(137)
Reflected in costs	$—	$1	$—	$(5)

The net reversal for the three months ended June 30, 2004 was primarily due to facility-closing reversals from settling certain lease obligations related to previously exited facilities. These settlements resulted in a net reversal since the related payments were less than the remaining lease obligations, net of expected sublease rental income. A net facility closing charge was realized for the nine months ended June 30, 2004 because the reversal noted above was offset by charges incurred in the previous quarters of fiscal 2004 for changes in estimates of costs and reductions in expected sublease rental income on certain properties resulting from changes in the commercial real estate market. The nine months ended June 30, 2004 also included net reversals for employee separations and a net contract settlement resulting from certain contractual obligations settled for amounts lower than originally estimated. The employee separation reversals were due to differences in the actual versus assumed demographics of separated employees, including the age, length of service and salaries.

A charge for employee separations was reflected in the three months ended June 30, 2003, due primarily to higher than originally estimated severance costs for certain non-U.S. plans due to differences discussed above. However, a net reversal was recorded in the nine months ended June 30, 2003, due primarily to the true up of termination benefits and curtailments, as the actual costs incurred were lower than estimated amounts for certain U.S. plans. In addition, a reversal to property, plant and equipment was realized primarily as a result of adjustments to the original plans for certain facility closings in the three and nine months ended June 30, 2003.

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

(in millions)	Three months ended June 30,		Nine months ended June 30,
	2004	2003	2004	2003

Pension benefit credit	$(277)	$(272)	$(831)	$(837)
Postretirement benefit cost	72	86	217	272
Postemployment benefit cost (credit)	7	(21)	29	(90)

Net credit	$(198)	$(207)	$(585)	$(655)

Reflected in business restructuring	$—	$(14)	$—	$(127)
Reflected in other costs and expenses	$(198)	$(193)	$(585)	$(528)

       26	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Excluding the amounts reflected in business restructuring, approximately two-thirds of the net credit is reflected in operating expenses, with the balance in costs. The changes in the net credit during the periods ended June 30, 2004 compared to the periods ended June 30, 2003 were primarily due to:

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

On December 8, 2003, the President of the United States signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). This Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefits plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. We currently sponsor retiree health care plans that provide prescription drug benefits to our U.S. retirees. On May 19, 2004, FASB Staff Position (“FSP”) 106-2 was issued, which addresses the accounting and disclosure requirements associated with Medicare Part D.

We have elected to prospectively recognize the effects of the Act during the quarter ending September 30, 2004. Based on the provisions of our current retiree health care plans and FSP 106-2, we estimate that the Act will reduce the accumulated benefit obligation by approximately $600 million and reduce the annual expense of providing the prescription drug benefit by approximately $65 million, of which 25% will be recognized during the fourth quarter of fiscal 2004. This includes an estimated impact of retirees that may determine the addition of Part D makes the complete reliance on Medicare more financially attractive than remaining as a participant in our retiree medical plans. While the accounting treatment has been addressed, other detailed regulations necessary to implement the Act have not yet been promulgated. These regulations will need to specify how actuarial equivalency must be determined and demonstrated to the Secretary of Health and Human Services, and those addressing the reimbursement mechanism for the subsidy. These final regulations may change the estimated impact of the Act.

In addition, we expect that our postretirement benefit cost may also decrease by an additional $20 million during the fourth quarter of fiscal 2004 since we are required to remeasure our plan assets and obligations in accordance with FSP 106-2.

We will complete the next measurement of our pension plan assets and obligations on September 30, 2004, at which time it is likely that the minimum pension liabilities will be adjusted. Any adjustment will result in either an increase or decrease in shareowners’ deficit depending upon plan asset performance and the discount rate to be used in measuring the obligation. It is difficult to predict these factors due to highly volatile market conditions. Assuming that the plan asset values are not significantly different at September 30, 2004 from June 30, 2004, and no change in the 5.75% discount rate, the minimum pension liabilities will be reduced by approximately $800 million. In addition, a one-half percent decrease or increase in the discount rate would further increase or decrease the minimum pension liabilities by approximately $800 million.

       27	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income (Expense), Net and Interest Expense

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2004	2003	2004	2003

Legal settlements	$72	$(33)	$(189)	$(368)
SEC settlement	—	—	(25)	—
Interest income	26	30	68	70
Other-than-temporary write-downs of investments	(2)	(10)	(12)	(50)
(Loss) gain on extinguishment of convertible securities and debt	(1)	6	(7)	(112)
Interest income on tax settlements	4	—	90	—
Net gain on sale of businesses	1	18	3	47
Gain (loss) on sale of investments	9	1	75	(10)
Miscellaneous, net	19	19	32	(13)

Other income (expense), net	$128	$31	$35	$(436)

Interest expense	$94	$85	$304	$258

We recognized a benefit of $72 million and charges of $174 million for the three and nine months ended June 30, 2004, respectively, related to the shareowner lawsuit settlement primarily as a result of changes in the estimated fair value of the warrants that are expected to be issued. Changes in the fair market value of the warrants are primarily caused by increases or decreases in the market price of our common stock. Our results may continue to be impacted by the revaluation of these warrants. The related charges for the three and nine months ended June 30, 2003, was $33 million and $448 million, respectively, which included the impact of the $415 million initial charge for the shareowner lawsuit settlement. This impact was partially offset by an $80 million reserve reduction for a legal settlement associated with our former consumer products leasing business during the first quarter of fiscal 2003. The settlement amount was significantly less than the original estimate due to the number of claimants that applied for reimbursement. Note 13 to our unaudited consolidated financial statements contains further information on legal settlements.

We reached an agreement with the SEC in March 2004 to pay a $25 million fine in connection with the SEC’s investigation into our revenue recognition issues previously identified in November and December of 2000. The final judgment and consent decree to settle the investigation with the SEC was entered and the payment was made during the three months ended June 30, 2004.

The gain (loss) on extinguishment of convertible securities and other debt obligations was related to the amount of cash paid or the fair value of common shares issued to the holders to prompt the exchange of the convertible securities for shares of our common stock. The loss for the nine months ended June 30, 2003 primarily reflects conversion expense associated with the exchange of a portion of our 7.75% convertible securities for shares of our common stock. We purchased fewer securities during the current interim periods due to economically unattractive pricing levels. Note 9 to our unaudited consolidated financial statements contains more information on extinguishments.

Interest income on tax settlements during the nine months ended June 30, 2004, was primarily related to the resolution of certain tax issues under tax sharing agreements with AT&T, Avaya and Agere, including the favorable resolution of certain prior year federal income tax audits. Note 13 to our unaudited consolidated financial statements contains further information on these tax matters.

The gain on sale of an investment during the nine months ended June 30, 2004 was primarily related to the maturity of a forward contract for the sale of Corning common stock we owned. We obtained the shares of Corning in connection with the sale of certain joint ventures associated with our Optical Fiber business in fiscal 2002.

Interest expense increased by $9 million and $46 million during the three and nine months ended June 30, 2004, primarily due to the exchange of our 8.00% redeemable convertible preferred stock for 8.00% subordinated debentures in November 2003. The impact of additional interest on the 2.75% convertible securities we issued in the third quarter of fiscal 2003 has been largely offset by our debt recapitalization efforts.

       28	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Benefit from Income Taxes

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2004	2003	2004	2003

Benefit from income taxes	$4	$69	$127	$386

The benefit from income taxes during the three and nine months ended June 30, 2004 included a valuation allowance on substantially all of our net deferred tax assets, current tax expense primarily related to certain non-U.S. operations and discrete items. Federal and certain state and non-U.S. income taxes attributable to pre-tax income have not been provided, since they are expected to be absorbed by net operating loss carryforwards.

The benefit from income taxes for the three and nine months ended June 30, 2004 included a $15 million discrete income tax benefit primarily related to various state and other audit matters. In addition, a $148 million discrete federal income tax benefit primarily related to the favorable settlement of audit matters for certain years prior to our separation from AT&T through 1998 was reflected during the nine months ended June 30, 2004. We also recognized other income of $4 million and $90 million for interest related to these settlements during the three and nine month periods, respectively. These settlements are expected to generate a net refund of approximately $96 million (of which $63 million was received as of June 30, 2004) and tax liabilities were reduced for the remaining amounts.

The benefit from income taxes during the three and nine months ended June 30, 2003 reflected a full valuation allowance on our net deferred tax assets, certain current tax expense primarily related to non-U.S. operations and several discrete items. These discrete items included $76 million and $211 million of refundable federal income taxes related to taxes paid in prior years, and a $3 million and $77 million benefit resulting from the expected favorable resolution of certain tax audit matters which were recognized in the three and nine months ended June 30, 2003. The income tax benefit was also attributed to the utilization of a portion of the periods’ operating losses as a result of certain equity transactions. These transactions included a $2 million and a $135 million tax impact of the exchanges of the 7.75% convertible securities during the three and nine months ended June 30, 2003, respectively, as well as the $30 million tax impact of the unrealized holding gains for certain investments during the first quarter of fiscal 2003.

We have significant deferred tax assets resulting from tax credit carryforwards, net operating loss carryforwards and deductible temporary differences. Since June 30, 2002, we maintained a valuation allowance on substantially all of our net deferred tax assets. We expect to continue to maintain a full valuation allowance on future tax benefits within each tax jurisdiction until an appropriate level of profitability is sustained or we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets would be realizable. Forming a conclusion that a valuation allowance is not needed is difficult when there is negative objective evidence such as cumulative losses in recent years. Cumulative losses weigh heavily in the overall assessment. During the nine months ended June 30, 2004, we reversed $12 million of valuation allowances related to two non-U.S. tax jurisdictions, since it is more likely than not that the net deferred tax assets will be realizable based on the income projections for those jurisdictions.

During the quarter ended September 30, 2003, we filed a net operating loss carryback claim, which might result in a significant tax refund if ultimately resolved in our favor. The claim relates to the carryback of our fiscal year 2001 federal net operating loss. During June 2004, we received a formal response from the IRS. The IRS preliminarily allowed approximately $139 million of the refund claim and disallowed the balance of the claim, which involves a substantially greater amount. We continued to maintain a full valuation allowance on the claim because it relates to a complex matter, is in the early stages of resolution and the IRS preliminary allowance of a portion of the claim is subject to further review and approval. We intend to pursue this matter through the IRS administrative review process. We are unable to make a reasonable assessment of the liklihood, meaningful range or timing of possible outcomes.

       29	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations by Segment

INS

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2004	2003	change	2004	2003	change

Voice networking	$325	$412	(21%)	$987	$1,204	(18%)
Data and network management	254	235	8%	707	745	(5%)
Optical networking	136	165	(18%)	549	491	12%

Total revenues	$715	$812	(12%)	$2,243	$2,440	(8%)

U.S.	$380	$411	(8%)	$1,156	$1,353	(15%)
Non–U.S.	335	401	(16%)	1,087	1,087	—%

Total revenues	$715	$812	(12%)	$2,243	$2,440	(8%)

Segment income (loss)	$68	$22	$46	$329	$(29)	$358

Three months ended June 30, 2004 versus June 30, 2003

During the three months ended June 30, 2004, INS revenues declined by $97 million. One-third of the decline was in the U.S. and the remainder in non-U.S. regions. The $31 million decline in the U.S. was primarily due to a reduction in sales to a large service provider due to the completion of certain capital spending programs in prior periods. This customer reduced its annual spending and is assessing the timing of future investment as well. The $66 million decline in non-U.S. regions was primarily due to the timing of project deployments in EMEA and China. Five customers accounted for approximately 40% and 45% of INS revenues during the three months ended June 30, 2004 and 2003, respectively.

Voice networking revenues declined by $87 million due primarily to lower circuit switching sales. The trend of declining circuit switching sales is especially prevalent in the U.S. where certain customers are shifting their spending to other areas such as broadband access (DSL) and metro optical equipment. Circuit switching product sales may continue to decline in the future as service providers migrate to next generation technologies. Circuit switching represented approximately 44% and 53% of voice networking revenues during the three months ended June 30, 2004 and 2003, respectively. Data and networking products revenues increased by $19 million, primarily due to the completion of a customer order for an IP access network upgrade. Optical networking revenues declined by $29 million driven primarily by delays in customer spending on certain next-generation products, coupled with a continued reduction in legacy product sales. We believe that the current quarter’s optical revenue level was unusually low and that it will increase over the next few quarters to be more in line with the levels reported during the past year. We believe that we have transitioned most of our contracts with key customers to next generation optical products; however, we anticipate that revenue levels for these products will remain volatile.

Although customer-spending levels are not expected to change significantly in the aggregate, the mix of what they purchase is likely to continue to change or fluctuate. Our future revenues will be impacted by our success in offering a product portfolio that effectively addresses customer needs. Sequential revenue declines have been reflected in each quarter of fiscal 2004. We also expect that our quarterly revenue levels will remain volatile as customers carefully consider alternatives in transitioning to next generation networks.

Segment income improved by $46 million. This improvement was driven by an $18 million increase in gross margin and a $28 million decrease in operating expenses. Despite lower sales volume, gross margin increased due to a higher gross margin rate, primarily attributable to continued cost reductions and, to a lesser extent, favorable product mix. R&D and SG&A expenses declined by $28 million due to the impact of restructuring actions during fiscal 2003 and a legal settlement in the prior period. R&D expenses may increase in the near future as we increase spending on next-generation products.

       30	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine months ended June 30, 2004 versus June 30, 2003

INS revenues declined by $197 million due to lower sales in the U.S. The U.S. decline was primarily related to the reduction in sales to the large service provider noted above. Five customers accounted for approximately 40% and 44% of INS revenues during the nine months ended June 30, 2004 and 2003, respectively.

Voice networking revenues declined by $217 million, primarily related to large service providers in the U.S. Data and network management revenues declined $38 million. Optical networking increased $58 million due primarily to higher sales of metro-optical deployments, partly offset by lower sales of traditional optical products.

Segment income improved by $358 million. This improvement was driven by a $215 million increase in gross margin and a $143 million decrease in operating expenses. The gross margin increased due to a higher gross margin rate, primarily as a result of lower inventory- and warranty-related charges and continued cost reductions. R&D and SG&A expenses declined by $143 million, primarily due to the impact of restructuring actions during fiscal 2003.

Mobility

	Three months ended June 30,			Nine months ended June 30,
	2004	2003	change	2004	2003	change

U.S.	$740	$458	62%	$2,051	$1,623	26%
Non–U.S.	246	166	48%	846	823	3%

Total revenues	$986	$624	58%	$2,897	$2,446	18%

Segment income (loss)	$332	$(49)	$381	$882	$123	$759

Three months ended June 30, 2004 versus June 30, 2003

Mobility revenues increased by $362 million. U.S. revenues increased by $282 million, as strong demand and subscriber growth has resulted in large network investments from two large service providers. Also, the fiscal 2003 quarterly revenue levels were significantly impacted by spending patterns of a large customer. The revenue from this customer was unusually low during the third quarter of fiscal 2003. The increase in non-U.S. regions of $80 million was due primarily to higher revenues in EMEA and APAC. The increase in EMEA was primarily from higher sales of UMTS data cards and the increase in APAC was from CDMA deployments. Five customers accounted for 80% and 82% of Mobility’s revenues during the three months ended June 30, 2004 and 2003, respectively. Although the quarterly revenues during fiscal 2004 have been more stable than in prior years, future quarterly revenue trends remain volatile as a result of the high concentration of revenue among a limited number of customers and their spending patterns as well as the timing of revenue recognition related to long-term contracts.

Almost 90% of the current quarter’s wireless product revenue was derived from CDMA technology. We continue to conduct third-generation UMTS / W-CDMA trials in China, Florida and Georgia. We have begun to realize revenue from UMTS product offerings, however, UMTS revenues only represented approximately 3% of total Mobility revenues during the three months ended June 30, 2004. We expect certain customers to continue to increase investments in mobile high-speed data equipment during the next few quarters.

Segment income improved by $381 million. This improvement was driven by a $324 million increase in gross margin and a $57 million decrease in operating expenses. The gross margin increased due to higher sales levels and a significant increase in the gross margin rate, which was driven by favorable product and geographic mix, continued cost reductions, lower warranty charges and higher sales volume. R&D and SG&A expenses declined $57 million primarily due to the impact of restructuring actions during fiscal 2003.

       31	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Nine months ended June 30, 2004 versus June 30, 2003

Mobility revenues increased $451 million in the current interim period. U.S. revenues increased $428 million primarily driven by higher CDMA sales as certain of our large customers continue to upgrade their wireless networks and deploy additional capacity to support subscriber growth. This increase in the U.S. occurred despite a $130 million decline related to two other U.S. customers that have migrated toward GSM and away from our TDMA technology. Revenue from these two customers represented 1% and 7% of Mobility sales during the nine months ended June 30, 2004 and 2003, respectively. The $23 million increase in the non-U.S. regions was primarily due to the UMTS data cards sales in EMEA. Five customers accounted for 82% and 75% of Mobility’s revenues during the nine months ended June 30, 2004 and 2003, respectively.

Segment income increased by $759 million. This increase was driven by a $603 million increase in gross margin and a $156 million decrease in operating expenses. Gross margin increased due to a significant increase in the gross margin rate and higher sales volume due to the reasons discussed above. R&D and SG&A expenses declined $156 million due to the impact of restructuring actions during fiscal 2003.

Services

	Three months ended June 30,			Nine months ended June 30,
	2004	2003	change	2004	2003	change

U.S.	$269	$252	7%	$783	$753	4%
Non–U.S.	204	197	4%	635	614	3%

Total revenues	$473	$449	5%	$1,418	$1,367	4%

Segment income	$77	$60	$17	$197	$125	$72

Three months ended June 30, 2004 versus June 30, 2003

Services revenues increased by $24 million, reflecting increases in the U.S., CALA and APAC.

The increase in revenues was primarily related to maintenance and professional services. Professional services increased primarily due to government contracts. Our traditional installation services decreased slightly as a result of competitive pricing pressures, more customer self-installation, high cost structure in the U.S. and lower wireline product sales. Deployment services related to researching, selecting and preparing sites for placement of our customers’ wireless equipment have partially offset this decrease.

Segment income increased by $17 million. This improvement was primarily due to a $43 million increase in gross margin, partially offset by a $26 million increase in operating expenses. Significant cost reduction efforts favorably impacted the gross margin rate. Operating expenses increased $26 million primarily due to higher sales and marketing expenses in order to expand worldwide service offerings.

Nine months ended June 30, 2004 versus June 30, 2003

Services revenues increased by $51 million. Revenues increased in the U.S. by $30 million and in the non-U.S. regions by $21 million.

The increase in revenues was related to maintenance and professional services. Deployment services declined due to lower installation services for the reasons set forth in the three-month discussion above.

Segment income increased by $72 million. This improvement was due to a $128 million increase in gross margin, partially offset by a $56 million increase in operating expenses. The reasons for changes in these operating income levels were similar to those in the three-month discussion above.

       32	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

Operating activities provided $295 million of cash during the nine months ended June 30, 2004. This primarily resulted from net income of $419 million (adjusted for non-cash items of $374 million) and changes in other operating assets and liabilities of $191 million, partially offset by an increase of $315 million in working capital requirements (receivables, inventories and contracts in process and accounts payable). The changes in other operating assets and liabilities included the impact of certain customer settlements and customer financing recoveries of approximately $300 million, deferred revenues and advance payments of approximately $350 million, outlays for our restructuring program of $203 million and capitalized software of $196 million. Operating activities used approximately $1 billion of cash during the nine months ended June 30, 2003. The reduction in cash used during the nine months ended June 30, 2004 was primarily due to improved operating results driven by cost reductions and lower cash outlays for business restructuring.

In addition to the items discussed above, our cash flow fluctuates on a quarterly basis due to changes in working capital and the timing of certain payments. Generally, working capital requirements increase or decrease with quarterly revenue levels and the timing of revenues or billings during a quarter. Our days sales outstanding were 63 days as of June 30, 2004. The increase in inventory levels was primarily related to specific customer orders in our North America and China Mobility business. Going forward, we expect overall inventory levels to decline somewhat as the revenue associated with these customer orders is recognized over the next few quarters. The inventory increase has not significantly impacted our cash flow since most of the amounts related to customer orders have been billed and in some cases collected. To a lesser extent, we have also increased inventory to add more flexibility in our supply chain to enhance our customer response time. We also periodically sell certain non-U.S. receivables with extended payment terms where it is cost-effective to do so. We sold $219 million of receivables during the nine months ended June 30, 2004, of which $168 million were due after June 30, 2004. We also commit to extended billing terms on a limited basis, of which $244 million was outstanding as of June 30, 2004. In addition to changes in working capital, the timing of certain payments will also impact our quarterly cash flow. For example, while employee incentive awards are accrued throughout the fiscal year, they are usually paid during the first quarter of the subsequent fiscal year.

Investing activities

Investing activities used $871 million of cash during the nine months ended June 30, 2004. These activities included net purchases of marketable securities of $834 million and capital expenditures of $94 million, which included $42 million for internal use software. Partially offsetting these cash outflows were proceeds of $38 million from the sale of our former manufacturing facilities in Columbus, Ohio and our office facility in Staten Island, New York. We currently do not expect to receive any significant cash proceeds from business or asset dispositions in the near future. We may continue to purchase marketable securities in an attempt to improve our investment returns. Investing activities provided $852 million of cash during the nine months ended June 30, 2003, primarily due to net maturities of marketable securities, proceeds from the sale of certain other investments and cash outlays for capital expenditures.

Financing activities

Financing activities used $79 million of cash during the nine months ended June 30, 2004. We used $330 million of cash and issued 22 million common shares to repay or repurchase certain debt obligations. These payments were primarily related to the early extinguishment of certain debt obligations. We also received net proceeds of $236 million from the issuance of approximately 80 million common shares for certain employee benefit plans. Financing activities provided $1.6 billion of cash during the nine months ended June 30, 2003, primarily due to the issuance of 2.75% Series A and Series B Convertible Senior Debentures.

       33	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recapitalization program

We are currently authorized by our board of directors to issue shares of our common stock or use cash in exchange for our convertible securities and certain other debt obligations. Since the fourth quarter of fiscal 2002, we retired approximately $2.4 billion of convertible securities and certain other debt obligations in exchange for approximately 643 million shares of our common stock and $676 million in cash, in multiple, separate and privately negotiated transactions. Most of these transactions reduced future obligations at a discount and reduced fixed charges such as interest and dividend requirements. We may issue more of our common shares in similar transactions in the future, which would result in additional dilution to common shareowners, or retire additional debt obligations for cash. Subsequent to June 30, 2004, and through August 5, 2004, we retired $60 million of our debt obligations for approximately $60 million of cash.

On November 24, 2003, we exchanged all of our outstanding 8.00% redeemable convertible preferred stock for 8.00% convertible subordinated debentures. The exchange increased our flexibility to settle this obligation by eliminating certain legal requirements related to available capital surplus as defined by Delaware law.

Our 8.00% convertible subordinated debentures are redeemable at the option of the holders on various dates, the earliest of which was August 2, 2004. Securities tendered to us pursuant to the August 2004 redemption feature were less than $1 million. The next available redemption date at the option of the holder is August 2, 2007. We have the ability to redeem the debentures beginning August 15, 2006. We have the option to satisfy the redemption with cash, shares of our common stock or a combination of both. The principal amount of these debentures was $817 million as of June 30, 2004.

Future capital requirements

We expect to use cash during the next twelve months and our operations will not generate cash on a sustainable basis until our pretax income exceeds the amount of the net non-cash income items, driven primarily by our pension credit. Our near-term cash requirements are primarily related to funding our operations (including our restructuring program), debt and other obligations. We believe our cash and cash equivalents of $3.2 billion and marketable securities of $1.5 billion as of June 30, 2004, are sufficient to fund our cash requirements for at least the next 12 months. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

Total cash requirements of our restructuring program are approximately $2.6 billion, of which approximately $2.4 billion was paid through June 30, 2004. Cash outlays under our restructuring program during the nine months ended June 30, 2004 were $203 million, which included the early termination of our lease obligations on certain exited facilities. Cash outlays for the remainder of fiscal 2004 and fiscal 2005 are expected to be approximately $30 million and $75 million, respectively. The remaining cash requirement is expected to be paid over the next 11 years. This cash requirement is primarily for lease obligations, which are net of expected sublease rental income of approximately $130 million. If we do not receive this expected rental income, cash requirements under the restructuring program would increase.

We do not expect to make contributions to our U.S. pension plans during fiscal 2004 through fiscal 2006. Contributions to our non-U.S. pension plans are not expected to be material. Legislative and regulatory changes were passed that alter the manner in which liabilities are determined for the purpose of calculating required pension contributions. Our funding requirements for our pension plans are not expected to be significantly affected through fiscal 2006 as a result of these changes.

During the nine months ended June 30, 2004 we funded approximately $160 million for U.S. postretirement health care benefits. Our expected funding requirements for U.S. postretirement health care benefits are approximately $60 million during the remainder of fiscal 2004, increasing to approximately $250 million annually thereafter through fiscal 2006. By fiscal 2007, we expect the plan assets set aside in trusts to fund represented retiree health care benefits will be depleted. At that time, without changes in our postretirement health care

       34	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

benefits for U.S. active and retired employees, annual funding from operations would need to increase substantially. These funding needs would severely impact our ability to remain competitive. Consequently, we anticipate making changes in retiree health care benefits in fiscal 2005 and beyond. We cannot be more specific about these changes or their impact on cash flow, because the changes will depend in part on the evolving health care legislative climate and health care practices in general. Given that we will be engaged in collective bargaining discussions later this year, we intend to address these cost issues with our represented employees in that timeframe. The risk factors included in Part 1, Item 1, of our Form 10-K for the year ended September 30, 2003 contains more information on these matters.

We previously agreed to indemnify the Insured Special Purpose Trust (“ISPT”) and its lenders and investors for certain defaulted principal and interest payments related to customer finance loans held by the ISPT and that were subject to a dispute with an unaffiliated insurer. We funded $111 million of principal, interest and fees as of June 30, 2004. We reached a settlement agreement with the unaffiliated insurer during August 2004. As a result, we expect that, in the fourth quarter of fiscal 2004, all remaining obligations to the ISPT’s lenders and investors of approximately $125 million will be repaid and our cash and cash equivalents will increase by approximately $100 million.

As discussed in more detail in Note 13 to our unaudited consolidated financial statements, we will pay $315 million of our shareowner litigation settlement with cash, common stock or a combination of both, at our option. On December 24, 2003, we deposited 33 million shares of our common stock into escrow, representing the initial $100 million payment of the settlement amount. We expect that the appeals and claims administration process will be completed in the first half of fiscal 2005 and we do not expect to distribute any proceeds until that time.

Our letters of credit agreements are subject to certain cash collateral requirements that may increase if we fail to maintain specified levels of consolidated minimum operating income (adjusted for certain defined items) or if we fail to maintain a minimum amount of unrestricted cash and short-term investments. As of June 30, 2004, outstanding letters of credit and amounts unused and available to us under these agreements were $237 million and $290 million, respectively.

Under our Guarantee and Collateral Agreement and our Collateral Sharing Agreement, certain of our U.S. subsidiaries have guaranteed certain of our obligations, and we collectively have pledged substantially all of our assets as collateral. These agreements provide security for certain of our obligations, including letters of credit, specified hedging arrangements, guarantees to lenders for vendor financing, lines of credit, an agreement relating to our ISPT, cash management and other bank operating arrangements. The amount of these outstanding obligations was $363 million as of June 30, 2004. Our letters of credit agreements, Guarantee and Collateral Agreement and Collateral Sharing Agreement expire in December 2004. We are in discussions with our banks to amend or extend these agreements.

We have effective shelf registration statements with the SEC for the issuance of up to approximately $1.9 billion of securities, including shares of common stock and preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units.

Customer financing commitments

We may provide or commit to additional customer financings on a limited basis. We carefully review requests for customer financing on a case-by-case basis. Such review assesses the credit quality of the individual borrowers, their respective business plans and market conditions. We also assess our ability to sell or transfer the undrawn commitments and drawn borrowings to unrelated third parties. Our net exposure for customer financing commitments was not material as of June 30, 2004.

       35	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit ratings

Our credit ratings are below investment grade. Any credit downgrade affects our ability to enter into and maintain certain contracts on favorable terms and increases our cost of borrowing. Our credit ratings as of August 5, 2004, are as follows:

	Long-term debt	8.00% convertible securities	Trust preferred securities	Last change

Rating Agency
Standard & Poor’s (a)	B	CCC+	CCC	March 10, 2004
Moody’s (a)	Caa1	Caa3	Caa3	March 26, 2004

______________

(a)	Ratings outlook is positive.

       36	Form 10-Q - Part I

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

As of June 30, 2004, we had interest rate swaps where we receive fixed interest rates (5.5% and 7.25%) and pay floating rates based upon the three and six-month LIBOR rates plus agreed upon spreads (ranging from 1.72% to 2.89%) on notional amounts aggregating $600 million. We do not foresee any significant changes in our interest rate risk management strategy or in our exposure to interest rate fluctuations.

Equity price risk

We have $114 million of investments in strategic equity holdings in privately held companies and venture funds as of June 30, 2004. These securities are exposed to price fluctuations and are generally concentrated in high-technology industries. We generally do not hedge our equity price risk due to hedging restrictions imposed by the issuers, illiquid capital markets or our inability to hedge non-marketable equity securities in privately held companies.

During fiscal 2003, we entered into prepaid forward sales agreements for all of our Corning shares, under which we received $113 million and locked in $64 million of unrealized appreciation. These forward sales agreements matured, and a $64 million gain was recognized in other income during the nine months ended June 30, 2004.

       37	Form 10-Q - Part I

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the three months ended June 30, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We previously reported in Item 4 of our report on Form 10-Q for the quarterly period ended March 31, 2004 that we have taken actions to improve our controls and policies related to incidents in China. Some of those actions were taken in the current quarter.

       38	Form 10-Q - Part II

Part II – Other Information

Item 1.  Legal Proceedings.

Information about legal proceedings is included in this report in Note 13 to the unaudited consolidated financial statements.

Item 2.  Changes in Securities and Use of Proceeds.

(c)	Sales of Unregistered Securities.

During the three months ended June 30, 2004, we issued a total of 4,610,937 shares of our common stock that were not registered under the Securities Act of 1933 in reliance on an exemption pursuant to Section 3(a)(9) of that Act. These shares of common stock were issued in several separately and privately negotiated transactions occurring on various dates throughout the quarter in exchange for $14,500,000 principal amount of our 7.25% Notes due July 15, 2006 and $4,000,000 principal amount of our 5.5% Notes due November 15, 2008. No underwriters were used for these transactions.

Item 5.  Other Information.

Our current collective bargaining agreements with our U.S. employees represented by our largest unions, the Communications Workers of America and the International Brotherhood of Electrical Workers, will expire on October 31, 2004. We began early discussions with the unions in June 2004, and mutually agreed to suspend further discussions until October 2004. We anticipate that all parties will work diligently to reach acceptable agreements. However, we cannot give assurance that new agreements will be reached before the existing ones expire. Further, we cannot determine the impact on us, if any, of the negotiation of these agreements or if we do not reach new agreements before the October 31, 2004 expiration date.

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

On April 6, 2004, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events and Required FD Disclosure), reporting that the findings of the FCPA compliance audits were submitted to the Department of Justice and the SEC and related actions taken with respect to our operations in China.

On April 20, 2004, we filed a Current Report on Form 8-K pursuant to Item 12 (Results of Operations and Financial Condition), reporting our results for the second quarter of fiscal 2004.

On May 19, 2004, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events and Required FD Disclosure), reporting that the SEC announced the final approval of its settlement agreement with us.

On May 21, 2004, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events and Required FD Disclosure), reporting that we notified the Bank of New York that we will use cash to pay any of the 8.00% Subordinated Convertible Debentures due 2031 submitted for redemption on the August 2, 2004 redemption date.

On June 17, 2004, we filed a Current Report on Form 8-K pursuant to Item 5 (Other Events and Required FD Disclosure) and Item 7 (Financial Statements and Exhibits), reporting our revised consolidated financial statements for the years ended September 30, 2003, 2002 and 2001.

       39	Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lucent Technologies Inc.
Registrant

Date: August 5, 2004
/s/ John A. Kritzmacher

John A. Kritzmacher Senior Vice President and Controller (Principal Accounting Officer)

       40	Form 10-Q

Exhibit Index

Exhibit Number

31.1	Certification of Patricia F. Russo required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Frank A. D’Amelio required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32	Certification of Patricia F. Russo and Frank A. D’Amelio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.