Form 10-K
period 2004-09-30
LUCENT TECHNOLOGIES INC
filed 2004-12-03
CIK 1006240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO ____________

COMMISSION FILE NO.: 001-11639

LUCENT TECHNOLOGIES INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	22-3408857
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

600 MOUNTAIN AVENUE, MURRAY HILL, NEW JERSEY	07974
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: 908-582-8500

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
See attached Schedule A.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

At November 30, 2004, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $17,250,000,000.

At November 30, 2004, 4,420,635,714 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Portions of the registrant’s annual report to shareowners for the fiscal year ended September 30, 2004 (Part II).
(2)	Portions of the registrant’s definitive proxy statement for its 2005 annual meeting of shareowners (Part II and III).

SCHEDULE A

     Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title Of Each Class	Name Of Each Exchange On Which Registered
Common Stock (par value $.01 per share) 7.25% Notes due July 15, 2006 5.50% Notes due November 15, 2008 6.50% Debentures due January 15, 2028 6.45% Debentures due March 15, 2029	New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

We were incorporated in Delaware in November 1995. We were formed from the systems and technology units that were formerly a part of AT&T Corp. (“AT&T”), including the research and development capabilities of Bell Laboratories (“Bell Labs”), and were spun off by AT&T on September 30, 1996. Our principal executive offices are located at 600 Mountain Avenue, Murray Hill, New Jersey 07974 (telephone number 908-582-8500). Our fiscal year begins October 1 and ends September 30. Through a link on the Investor Relations section of our Website, www.lucent.com, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Market Environment

After several years of decline in service provider spending, we believe the global telecommunications networking industry has stabilized and is starting to grow in certain areas. However, many service providers and telecommunications vendors are just now emerging from an industry restructuring of unprecedented scale, and some challenges remain.

Our service provider customers operate in a fast-changing environment driven by new technology, competition and regulatory change. End users are demanding fast, personalized, easy-to-use communications and are relying on new applications in both their professional and personal lives. These applications and services are enabled by technologies such as mobile high-speed data, broadband access, next-generation optical networking, Voice over Internet Protocol (“VoIP”) and multimedia converged services. Our strategy and portfolio are focused on identifying and capitalizing on these growth opportunities, and we believe that demand for these new applications and services will drive profitable growth for both the service providers and Lucent.

We believe the level of our customers’ success will depend on their ability to meet end-user demand and generate new revenue, while simultaneously managing capital expenditures and reducing operating expenses. To do that, we believe service providers need to introduce new converged “lifestyle-driven” services to enhance value for end-users and stimulate growth for their businesses. Therefore, we believe that choosing an architecture that seamlessly enables next-generation networks and having a strong portfolio of products and services that enable convergence will be key factors in our customers’ success. Lucent is committed to establishing a leadership role in supplying this next-generation architecture to our customers.

In many regions, government mandated regulatory changes continue to influence the telecommunications industry. These changes in telecommunications law were designed to liberalize closed markets, encourage competition, create new services and stimulate demand. Historically, this changing legislative landscape has created uncertainty, particularly in the United States. Depending on the situation, it has caused acceleration, postponement or cancellation of major network investments and upgrades by certain customers. Recent rulings by the FCC in the United States and other government regulatory bodies in foreign countries appear to provide a favorable environment for a new breed of high-speed access (broadband) as well as VoIP services.

These factors have resulted in telecommunications operators managing their businesses based on more moderate revenue forecasts and a generally lower economic outlook. Service providers continue to focus on cutting operational costs, reducing debt, expanding new services and improving the security and reliability of their networks as they look to capitalize on a changing regulatory environment.

We estimate that the worldwide service provider capital spending will increase on a percentage basis in the mid-single digits in aggregate during 2004, with most of the growth coming from outside the U.S. market. In the United States, we estimate capital spending will be essentially flat during 2004. These estimates indicate that the capital spending declines of the past few years have leveled off and are beginning to increase slightly. We believe that worldwide service provider capital spending will continue to grow at the same rate in 2005 as compared with 2004. While it is widely acknowledged that opportunities are more limited and smaller than in the past, a large market opportunity remains for leading telecommunications equipment vendors to help customers address their business needs.

Our Strategy

We view our company as uniquely positioned in the marketplace. We have a comprehensive portfolio that addresses the wireline, wireless, and services markets, a clear vision of next-generation networking and a strategy to successfully deliver this vision to our customers.

Convergence is about creating networks that deliver communications services that are simple, seamless, secure, personal and portable, for people at work, home or anywhere in between. We refer to these services as blended “lifestyle-driven” services that greatly enhance the end-user experience in terms of ease of use, personalization and access to a broad variety of applications regardless of the type of network used. This next generation of convergence solutions will deliver Internet Protocol (IP)-based multimedia services to consumers and enterprises across any access technology such as DSL, cable modem or wireless network. As Lucent continues to address the demand for convergence, we have adopted an architecture standard, promoted by the 3G Partnership Program (3GPP) called the IP Multi-Media Subsystem (IMS), that enables standardization relative to how the core network interacts with applications, various network layers, and back-office systems. IMS provides the ability to deliver value added services over next-generation networks and provides for uniformity in the network by employing the same framework for any kind of access (wireless, wireline) and any kind of traffic (VoIP, data, multimedia, etc.). Therefore, IMS provides service providers a framework to cost effectively offer new services to their customers – based upon how the end-user chooses to access the network.

Our new IMS-based core network architecture is common across both wireline and wireless network applications. It supports open interfaces to the network (which means customers can use network infrastructure systems from multiple vendors) and open interfaces to applications (which enables service providers to engage third-parties to develop applications for the introduction of new subscriber communications, information services and entertainment services). Our Accelerate™ portfolio of solutions, based on the IMS architecture, is designed to help service providers deliver a new generation of multimedia communications services over wireless and wireline networks and migrate their voice networks to IP in order to realize the capital and operating expense savings provided by IP transport.

We have three business segments organized around the product and services we sell: Integrated Network Solutions (“INS”), Mobility Solutions (“Mobility”) and Lucent Worldwide Services (“Services”). Through these three reportable segments, we are focused on:

  Continuing to leverage our leadership position in spread spectrum CDMA wireless technologies, as well as continuing to grow next-generation wireless offerings such as high-speed wireless applications and UMTS technologies.
  Investing in next-generation wireline technologies for optical networking products and VoIP technologies.
  Investing in key areas of convergence, as wireline and wireless networks continue to merge.
  Continuing to grow the services business in the key areas of Maintenance, Professional and Managed services.
  Growing our government business.

  Strengthening our presence in the world’s fastest growing emerging markets, including China, India, Brazil, and Russia. Revenues from customers located in China represented 10% and 11% of consolidated revenues during fiscal 2004 and 2003, respectively.

While we have increased our focus with regard to the government sector and some emerging markets, we remain focused on addressing the needs of the leading telecommunications service providers throughout the world. We believe spending remains highly concentrated, with the 50 largest service providers still responsible for approximately 75% of spending on equipment and services, and 20 countries still accounting for more than 90% of all capital spending by service providers.

We strive to be our customers’ partner of choice for providing telecommunications network products and services. We believe that we have the following strengths that differentiate us from our competitors:

  An architectural vision that best positions us to address the needs and complexities of next-generation convergence.
  Deep experience in building and supporting large service providers’ wireline, wireless and service-intensive networks.
  A product portfolio that enables service providers to realize value in their networks, drive new revenues, reduce costs and improve security and reliability.
  Bell Labs, one of the largest in-house research and development programs focused on service providers.
  An extensive services capability that enables us to design, build, integrate and manage networks.
  Network management and software tools to help our customers simplify operations and deliver services faster.

Our Organization

We have three business segments organized around the products and services we sell.  INS provides a broad range of software and wireline equipment related to voice networking (primarily consisting of switching products, which we sometimes refer to as convergence solutions, and voice messaging products), data and network management (primarily consisting of access and related data networking equipment and operating support software) and optical networking. Voice networking, data and network management and optical networking products are an integral part of our customers’ networks and the foundation for Lucent’s IMS-based solutions, which deliver multimedia communications services to end-users. Mobility provides software and wireless equipment to support radio access and core networks. Services is a worldwide services organization that provides deployment, maintenance, professional and managed services in support of both our product offerings as well as multivendor networks. Financial information about each of these segments is set forth in Note 11 to our consolidated financial statements and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report.

Our segments are supported by a number of central organizations, including Supply Chain Networks (“SCN”), Bell Labs, Global Sales Organization (“GSO”) and corporate centers. SCN manages the materials and activities necessary to produce and deliver products and services to our customers. Bell Labs provides basic and applied research and development support for our business. GSO is our primary interface to our customers around the world. The organization is responsible for managing the relationships with our customers and selling solutions to help them quickly deploy next-generation communication networks that create new revenue-generating opportunities and enable them to better manage their networks. Our corporate centers provide centrally managed but locally deployed corporate support groups that include cash management, legal, accounting, tax, public relations, insurance, advertising, human resources and data services.

Integrated Network Solutions

INS revenues were approximately $3.0 billion during fiscal 2004, of which 50% were from customers in the United States. Revenues are primarily from large, established service providers. We sell most of our products through our Global Sales Organization, with individual teams that support all significant customers, and, to a much lesser extent, through third-party distributors. As of September 30, 2004, INS had approximately 5,300 employees, primarily engaged in product development, marketing and general management activities.

INS’s primary focus is on addressing opportunities with our service provider customers, many of whom are transitioning from legacy to next-generation architectures, in order to deliver multimedia communications services. For example, customers are exploring ways to migrate their networks from circuit to packet switching to support voice and voice/data services over IP, from SONET/SDH optical voice networks to data-enabled Multiservice Provisioning Platforms, from asynchronous transfer mode (“ATM”) and Internet Protocol (“IP”) transport to Multi-Protocol Label Switched (“MPLS”) networks, from narrowband access to broadband access to support voice/data/video services, and from multiple network operations support systems to integrated network operating systems. We believe the key priorities for service providers during these transitions include generation of new revenues, management of capital expenses and reduction of operating expenses as they build standards-compliant networks.

During 2004, we realigned our portfolio of network infrastructure products for wireline and wireless networks to comply with the IMS architecture.

INS develops and offers products in the following areas:

Voice Networking Products

Primarily used for voice communications, circuit switches transmit, or “switch,” communications from one location to another within the network over dedicated paths through the network. Circuit switching has been used in telephone networks for decades. In a traditional circuit-switched telephone call, the telephone network creates dedicated connections so that the person placing the call can communicate with the person receiving the call.

Circuit-switched architectures are evolving to incorporate packet switching; a technology developed for data communications. IP switching is a specific type of packet switching in which information is divided into small segments called packets in IP networks, which are then sent independently, through the network from the originating end of the transmission to the destination. As the packets arrive at the destination, they are reassembled into the original information.

Packet switching allows information streams to more efficiently share network resources, because a path is not dedicated to each information stream, as in circuit switching. However, packet switching can have lower transmission quality than circuit switching because packets may get delayed or lost in transit. New protocols, or procedures, between packet switches allow the network to maintain the quality of transmission of information by tagging each information packet with a description of the type and importance of its content. MPLS is such a protocol for regulating the transmission of data through a packet network. MPLS allows multiple types of traffic (data, voice and video) to cross a packet-switched network with improved quality.

We are actively engaged with our traditional voice networking customers to help them evolve their 5ESS® circuit-switched platforms to increase capacity, lower the cost of operations, accelerate new feature introductions, and lay the groundwork for the introduction of packet-based IP transport and IMS-based services. For example, our iMerge IP Centrex solution adds interfaces on the 5ESS® circuit switch to connect packet-based end-user devices for voice traffic. This allows service providers to serve new types of terminals and offer new services with a small additional investment, while significantly reducing operating expenses. The Lucent Multimedia Portal gives service providers and end-users “one-click access” to all advanced phone and voice/data services and is being deployed to our customers’ residential and business customers.

Our softswitch software complies with the IMS architecture and enables our customers to support multimedia communications in an IP environment. We believe our development of a new software switching base has distinct competitive advantages over the alternative of porting decades-old circuit switching code that was designed to support voice in a circuit-switched environment. Code built for the circuit-switched environment cannot support the establishment and management of multimedia communications IP sessions that are required to deliver services such as voice, data and video. Purpose-built softswitches that support one kind of network access inevitably increase service provider expenses and are unable to support the variety of new access devices and network services that will be required in the marketplace (e.g., seamless handoff of a communications session from a third generation (“3G”) network to a WiFi/WiMax network on business premises or at a residence).

Many of the systems used in traditional voice networking can be reused as components of Accelerate™ Next-Generation Networking solutions. For example, 5E-XC access frames can be put under software control, saving service providers from buying new network gateways.

We introduced a new internationalized version of the 5E-XC software that contains support for Personal Handyphone Systems (“PHS”) used in China and Japan. PHS is an extension of a wireline network that uses a wireless telephone similar to a cordless phone and provides mobility and extended-range voice and data services. Our revenues generated from the sale of these systems increased in China during fiscal 2004. However, the acceleration of 3G developments in China and Japan may cause our revenues from these systems to decline in the future.

We also developed a card that supports session initiation protocol, or SIP — an industry-wide protocol that simplifies the development and delivery of IP services and an optical interface unit that reduces equipment space by 75% and power consumption by 70% in a central office. It also provides a ten-fold increase in the number of trunks per cabinet or rack that the switch supports.

In August 2004, we completed the acquisition of Telica, a private manufacturer of VoIP solutions for network service providers. The acquisition of Telica supports our IMS-based architecture and brings to Lucent what we believe is the most dense high-capacity media gateway in the industry. Telica also provides important capabilities in network controllers and signaling gateways. In addition, the Telica architecture enables a service provider to assemble each component into a single, cost-effective “compact switch” for smaller markets or to distribute and scale the components in independent frames to support very large networks. Each compact switch installation can grow seamlessly to support demand and subscriber usage increases.

Our messaging software technology enables users to store, retrieve, forward and otherwise manage incoming and outgoing voice, fax, email and video messages. In 2004 we introduced the AnyPath Content Delivery System to bring the AnyPath portfolio into the mobile data space. We expect to introduce the AnyPath video mail portfolio in early 2005 to meet growing market demands for end-user applications.

Data and Network Management Products

Data and network management products provide a means of connecting the end user to the rest of the network. Voice traffic has traditionally been, and continues to be, connected to circuit switches through circuit-switched access products. This allows one voice call per pair of copper wires. More recent access technologies, such as DSL, allow faster transmission of data, multiple voice connections and even video streams over one pair of copper wires. INS has three families of access products, two fully specialized at providing DSL service with high speeds at low cost and the other aimed at providing a flexible mix between traditional voice access and DSL access. Other access technologies allow packet-and circuit-switched networks to communicate with each other. An example is our Universal Gateway line of products, which allow end users to dial over a circuit-switched connection (traditional phone call) and then interface with a packet-switched network, such as the Internet.

Our Network Operations Software solutions manage network performance, reliability and provisioning for wireline and wireless service providers, as well as their customers.  Our software allows providers to ensure end-customer service quality, to control operating expenses, to optimize network utilization, and to enable multimedia converged services to scale to support large numbers of customers. In 2004 we delivered significant enhancements to our software and launched new service quality management products to support IP-based multivendor mobile, optical and data networks.

We are committed to helping our customers migrate to MPLS networks in a packet-switched network core. MPLS is a protocol or procedure for regulating the transmission of data — such as frame relay, ATM and IP — through a network so that service providers can deliver data traffic at specific, negotiated Quality of Service (QoS) levels.

We introduced our new CBX 3500 Multiservice Edge Switch in June 2004. This switch is designed for seamless insertion into operating networks to minimize operating expenses during network expansion. A full suite of higher-capacity cards for the CBX 3500 are expected to provide additional capabilities to support high-bandwidth IP, ATM and frame relay edge services.

We introduced an IP module, developed by Juniper Networks, for our large embedded base of CBX 500 Multiservice Edge Switches. This module enables service providers to add IP/MPLS capability to the CBX 500, an alternative to adding a separate router to their networks, while maintaining the same Navis network management system they are using to support existing subscriber data services.

We are also partnering with Microsoft to jointly pursue the IP TV market segment by combining our Stinger DSLAM and ADSL2+ modems with Microsoft video servers, set-top boxes and software. We believe the Stinger family is ideally suited for IP video broadcast and pay-per-view deployments because of its multicast capabilities and because it limits the amount of optical bandwidth that carriers must provide between the central office and the remote, thereby reducing expenses.

Optical Networking Products

Optical networking products include laser-based transmission systems that transport information between and among switches and other network components by the release of light particles. These systems include core backbone high-capacity systems, the central portion of network equipment, as well as lower-capacity metropolitan systems (local networks).

Core optical networking systems expand and speed optical signals over fiber cable for the “core,” or central portion, of a service provider’s network and allow the service provider to increase the amount of traffic transmitted over its fiber optic network. The core network equipment is responsible for moving voice, data and video traffic from origin to destination and connecting radio base stations to the public voice and data networks.

Metro optical networking systems, another group of optical networking products, are designed to aggregate and increase the use of fiber optic systems for both voice and data traffic for local carriers or networks located in metropolitan areas. This family of optical networking products gives service providers fast, efficient information transport over fiber optic lines.

Our Metropolis metropolitan area networking optical systems provide a simple, differentiated way for our customers to data-enable the installed base of SONET/SDH systems. In 2004, we added Ethernet, Gigabit Ethernet and Storage Area Network interfaces to our metropolitan area optical networking systems. These interfaces give our customers the ability to generate new revenues by supporting Ethernet data transport over SONET/SDH networks that formerly were used to carry only voice traffic.

Mobility Solutions

Revenues during fiscal 2004 were approximately $4.0 billion. A significant portion of Mobility’s revenues was derived from a few large service providers in the U.S. Verizon Wireless and Sprint accounted for 61% and 52% of total Mobility revenues during fiscal 2004 and 2003, respectively. As of September 30, 2004, Mobility had approximately 4,500 full-time employees engaged mainly in product development, general management and marketing activities.

Mobility is focused on providing CDMA and UMTS spread-spectrum solutions, which includes WCDMA, to wireless service providers. These are commonly referred to as 3G networks. We are also working on creating relationships with other equipment vendors to help us offer best-in-class, end-to-end solutions and products. CDMA is a globally deployed wireless technology, predominantly used in North America and Asia Pacific. WCDMA is a variant of CDMA that uses a wider frequency band and is predominantly used in Europe. GSM is a globally deployed wireless technology, predominantly used in Europe and Asia Pacific.

Mobility also continually evaluates opportunities to leverage its strengths in new technologies. The most important products in Mobility’s CDMA and UMTS portfolios are developed internally, including radio access products, circuit and packet core backbone networks, and network management, application and service delivery systems. Mobility also taps into INS’s strengths in voice networking, data and network management and optical networking, and leverages the expertise of Services.

We believe our strength and track record in spread-spectrum technologies has uniquely positioned Mobility for the global migration of our customers and potential customers to 3G wireless networks. Mobility’s emphasis is on providing the equipment and services that our customers need to evolve from their current second-generation (“2G” and “2.5G”) technology to the 3G spread-spectrum technologies of CDMA2000 and UMTS. CDMA2000 is the 3G standard for CDMA technology. Both 2G and 3G wireless technologies are digital. The main differences between the technologies are capacity and data transmission speed. To be considered 3G, a network must deliver improved system capacity and spectrum efficiency over a 2G network and support data services at specified transmission rates in mobile and fixed environments.

The International Telecommunications Union, an international standards body that operates as part of the United Nations, has been instrumental in promulgating a vision of 3G that embraces a wide variety of spread-spectrum technologies, including those we have helped develop. We continue to be the global leader in CDMA spread-spectrum networks, with more than 120,000 base stations providing commercial service around the world. Approximately 70,000 of those base stations provide 3G services for our customers today. We have built 33 3G networks in 17 countries, equal to 29% of the 114 3G commercial networks deployed. We are also conducting ongoing UMTS customer trials with Cingular, China Netcom and China’s Ministry of Information Industry.

We have already brought to market spread-spectrum CDMA2000 networks in North America, South America, China, India, Asia, Eastern Europe and Russia, and we expect continued progress with our UMTS offerings.

Based on the existing 3G plans from leading service providers around the world, we expect that the majority of future 3G mobile users will access voice and high-speed data services through CDMA2000 or UMTS networks. While we are certain that the 3G wireless networks will be dominated by these spread-spectrum technologies, there are other potential new technologies (e.g. OFDM & WiMax) that may be introduced as competitive alternatives for mobile customers. Given the technical maturity of the spread-spectrum technologies, time to market advantages will benefit the technology’s adoption over the next 24 months. Additionally, demand for enterprise mobile data services is a major driver behind CDMA2000 and UMTS spending, and the consumer market for high-speed data services is now beginning to develop.

New CDMA2000 market opportunities are separated into two categories: low teledensity countries (e.g. Southeastern Asia) with a need for wireless voice and basic data services and higher-end application and service growth markets ushering in new end-user solutions leveraging high speed data and IP technology. While the large CDMA2000 build-outs are less frequent today, we continue to drive footprint growth in new spectrum and leverage our embedded base for growth in advanced services.

Some of our competitors continue to invest heavily in 3G alternatives in the United States, and these alternatives continue to pressure our products. We regard these alternative technologies as complementary to 3G. For example, we are developing offerings that integrate 3G wide-area cellular with Wi-Fi (wireless fidelity) for seamless, secure roaming service. Some of our competitors invested heavily in GSM and the future evolution of TDMA-based technology to 2.5G (GPRS) and EDGE, a technology path in which we have decided not to invest. These competitors have developed products to help their GSM service provider customers migrate to 3G through technology swap outs, rather than deploy new 3G networks. Cingular has chosen this path. However, they continue to plan for UMTS. We believe that EDGE will have a limited impact on the value of UMTS, as spread-spectrum will provide superior performance both technically and economically.

The industry forecasts for investment in 3G networks over the next three years continue to vary widely. Financial and market conditions have driven some service providers to delay their 3G deployments or abandon their plans to deploy 3G. Operators are under pressure to achieve a positive cash-flow position, which has increased competitive pricing and slowed investment.

We believe that the 3G infrastructure market is gaining momentum as operators continue to adopt our strategy of initially focusing on enterprise customers. Several networks based on both UMTS and CDMA2000 have launched high speed data services focused on the business market. All of these offerings include access to mobile data services via a laptop enabled by an air interface modem card that can be inserted into any standard laptop computer. In North America, initial interest in high-speed data services has contributed to the decision of several of our customers to accelerate the upgrade of their networks from CDMA2000 1x to CDMA2000 1xEV/DO.

Base station products provide the radio links that transmit and receive wireless subscriber calls and manage handoffs as customers move from cell to cell (a cell is the area in which calls are handled by a particular base station). Each radio base station covers a specific geographic area and has the capacity to handle a certain amount of subscriber traffic. Typically, base station equipment represents a significant portion of capital equipment cost for a mobile operator. Base station equipment also supports CDMA and UMTS technologies and addresses the form, fit and function of future assemblies in a modular fashion. Therefore, current investment is not likely to be lost as the cell evolves to include expanded capacity for wireless voice and/or data transmissions. Core network equipment connects base stations to the public voice and data networks. The primary element of the core network for voice traffic is the mobile switching center (“MSC”). MSCs transfer calls within the wireless network and interface to the public switched telephone networks. The majority of these voice and packet data core network products are developed by the INS segment.

The 5ESS®-2000 switch has advanced switching, signaling and administrative capabilities to deliver standard MSC functionality cost effectively. It is a multipurpose, flexible modular platform capable of supporting both wireline and wireless telecommunications applications. For our existing wireless customers, we expect to continue to support the 5ESS®-based MSC and provide a smooth transition to the new softswitch-based technology. Softswitch-based 3G MSC provides integrated voice and data services that use open application programming interfaces (applications for which the code is published), enabling providers to create new, innovative services for the mobile Internet.

Operations and maintenance software systems allow service providers to provision, diagnose and administer their wireless networks. We utilize our Navis® network operations platforms, as well as third-party systems, to provide these products. Our MiLife™ applications platforms allow a wireless service provider to easily introduce personalized mobile services. These platforms are used to support mobile applications and services developed by us and by third parties.

Lucent Worldwide Services

Services revenues during fiscal 2004 were approximately $1.9 billion. As of September 30, 2004, Services had approximately 10,000 employees dedicated to professional services, managed services, deployment services and maintenance services. Services also maintains a direct sales force that supplements the sales effort from the Global Sales Organization.

We believe that service providers are faced with the need to converge their existing voice and data networks onto a single, packet-based network to meet the increasing demand from end users for fast and seamless communication. Convergence is complicated; it will happen across multiple layers; applications, infrastructures and back-office environments and will involve multiple components, not all of which we supply. Our customers’ success depends on the evolution of their business models and their networks.

Our planning, design, optimization, integration and management services are critical to simplifying convergence and empowering service providers to bring profitable lifestyle-changing services to end users, while driving increased revenues.

We believe our customers spend about $40 billion annually on services performed themselves or by third parties. Services leverages its core competencies, drawing on the expertise and the innovation of Bell Labs to address this opportunity.

Services offerings are provided in combination with Lucent products, as well as services that are offered stand-alone or based on other vendors’ products. We intend to increase our international presence and capabilities and have plans to penetrate new markets adjacent to the core service provider market, such as government, enterprise, and cable markets.

We believe Services has one of the industry’s largest concentrations of skilled technicians, consultants, engineers and installers to address our customers’ challenges and offers multitechnology and multivendor services solutions focused in the following areas:

Professional Services

These services help our customers identify network areas where they can capitalize on high-margin opportunities, apply proven tools and techniques to optimize performance and reduce operating expenses, and plan evolution to protect their network investment and increase profits. Enhanced engineering services help our customers determine the best configuration for maximizing traffic capacity and for achieving other operational efficiencies. These services also provide our customers with “in service” upgrades to help them migrate to new technologies. Enhanced technical services help carriers maintain a high-performing network by identifying and correcting network performance issues, balancing traffic loads and integrating new multivendor equipment and software into a live system. Services improves our customers’ network quality by troubleshooting, by reporting and resolving problems and by providing on-the-job training to their staff. Professional services revenues accounted for approximately 25% of fiscal 2004 Services revenues.

Deployment Services

These services help our customers bring their equipment online in an efficient manner and allow them to begin generating revenues more quickly. Equipment and field engineering services provide analysis, identification and documentation of detailed hardware and software specifications for new multivendor networking equipment to help ensure smooth deployments. Services builds and expands wireline and wireless networks globally and provides on-site configuration, testing and network connectivity of the equipment following installation. Our site location and construction services business provides a complete network deployment solution and includes site acquisition, construction management, architecture and engineering, site construction, inspection service and network infrastructure support. Deployment services revenues accounted for approximately 35% of fiscal 2004 Services revenues.

Maintenance Services

These services help our customers maximize the performance of their multivendor networks and maintain network reliability and availability to ensure quality of service. We have the capability to provide technical support either remotely via phone or modem for rapid response, diagnosis and resolution or on-site through technical specialists supplementing the service provider’s staff. Maintenance services revenues accounted for approximately 40% of fiscal 2004 Services revenues.

Managed Services

These services consist of a wide range of outsourced network operations and network transformation services that help our clients reduce their operating expenses while preserving and enhancing network reliability. Services provides a seamless transition to an outsourced environment utilizing state-of-the-art tools and technology plus highly skilled technicians to provide ongoing network management of our customers’ networks. These functions can be performed at our global network operations centers or at the customer’s network operations center. We currently provide network operation services to more than 25 customers around the world. Although these revenues do not represent a significant portion of Services revenues, managed services are often embedded in maintenance and professional services.

By relying on the global multivendor expertise and field-proven processes of Services, our customers can leverage their installed base of assets across multiple technologies and vendors, quickly implement new technologies and applications to expand presence in target markets, and simplify operations through customized support to design, build, and manage communication networks.

Competition

The global telecommunications networking industry is highly competitive. Our current principal competitors include Alcatel, Ciena Corporation, Cisco Systems, Inc., LM Ericsson Telephone Company, Fujitsu Limited, Huawei Technologies, Marconi Corporation plc, Motorola Inc., NEC Corporation, Nokia Corporation, Nortel Networks Corporation, Samsung Networks Inc., Siemens AG, and UTStarcom, Inc. Some of our competitors, such as Alcatel and Nortel, compete across many of our product lines, while others compete in a smaller subset of our products.

We expect that the level of competition will intensify, for several reasons. First, most industry participants will seek to strengthen their relationships with large service providers, as these providers represent approximately 75% of global carrier spending. In addition, carrier consolidation continues, resulting in fewer customers. Competition is accelerating around converged network technologies as carriers are shifting capital to areas that will enable network migration. Furthermore, competitors providing low-cost products and services from Asia are gaining market share worldwide.

Many factors influence our ability to compete successfully in our industry, including:

  The quality, performance, reliability, price and market acceptance of our products.
  The market acceptance of our competitors’ products.
  The efficiency and quality of the production and implementation of our products.
  Our ability to develop appropriate technologies and introduce new products and services and value-added features on a timely basis.
  Our willingness and ability to provide or arrange customer financings in certain emerging U.S. and non-U.S. markets.
  Our customer support and our reputation.

We are among the top suppliers of products and services to wireline and wireless service providers. A number of our competitors are very large companies with substantial technical, engineering and financial resources, brand recognition and established relationships with service providers. We may from time to time face new competitors, including entrants from the telecommunications, computer software, data networking and semiconductor industries. These competitors may be able to offer lower prices, additional products or services or other incentives that we cannot or will not match or do not offer.

We have operations in foreign countries, including manufacturing facilities and system integration centers, sales personnel and customer support operations. We derived 39% of our revenues from sales outside the United States during fiscal 2004. We are dependent on international suppliers for many of our parts and for the manufacturing of some of our products. We intend to continue to pursue opportunities in markets outside the United States, giving careful consideration to the nature of each opportunity and the choice of each market. Therefore, we will continue to be subject to the risks inherent in doing business in foreign countries. In many non-U.S. markets, long-standing relationships among our potential customers and our competitors, as well as protective regulations (including local content requirements), create barriers to our entry and can adversely affect our ability to capitalize on the opportunities in these markets. Also, pursuit of non-U.S. opportunities may require us to make significant investments for an extended period before we can realize returns on such investments, if any. Our ability to compete and our investments in some countries can be adversely affected by difficulties with respect to protecting intellectual property, exchange controls, currency fluctuations, investment policies, repatriation of cash, nationalization, social and political risks, taxation and other factors, depending on the country. We have an ongoing program to mitigate these risks that includes significant investments in systems infrastructure and the implementation of a commissionaire model where appropriate.

Bell Labs

Our INS, Mobility and Services segments are supported by the technological expertise of Bell Labs, one of the world’s largest research and development organizations focused on the needs of large telecommunications service providers. Bell Labs provides basic and applied research and development support for our business. Bell Labs’ mission is to develop technically advanced products and services that will keep us at the forefront of communications, to conduct fundamental research in scientific fields important to communications and to create innovations that can be put to use in our new communications products and services. Bell Labs’ R&D activities continue to focus on the technologies we view as central to our business strategy: software, network design and engineering, network services, photonics, optical, data networking and wireless communications.

Bell Labs has increased its work on technologies to further the development of our IMS architecture. We plan to continue to invest in the R&D efforts of Bell Labs because we believe it gives us a competitive advantage in developing innovative technologies. There are more than 9,000 employees in Bell Labs, which includes R&D, services and technical staff. Most of these employees serve in R&D roles in our INS and Mobility segments. There are approximately 1,100 employees supporting R&D efforts within Bell Labs core research group.

Supply Chain Networks

Supply Chain Networks, or SCN, manages our end-to-end global supply chain, which is needed to produce and deliver our products and services to our worldwide customers. The organization designs, implements and optimizes the supply chain for our products, with the goal of establishing product cost, product cycle and interval, and quality that meet our objectives and those of our customers.

The key functions of SCN include planning for and managing the execution of the contractual commitments we made to our customers and business partners; identifying the sources of raw materials, sub-assemblies and finished goods that are needed to support our product lines; establishing and managing relationships with component vendors and our electronic manufacturing service providers to ensure continuity of supply at the required price and quality; managing the customer demand planning activities and translating demand plans into supply plans to meet their needs; managing end-to-end inventory balances to ensure optimum working capital and cycle turns while positioning product to meet customer needs; managing the customer order through delivery, including execution in our systems integration centers and in the distribution network required to deliver products and services to our customers; designing and managing the functional and system level tests and test tools that assure the quality and reliability of our products; and driving the engineering effort across the product life cycle by working closely with our product management and development teams to ensure lowest-cost designs through low-cost and standardized component selection, by optimizing sourcing strategies, by managing new product introductions from controlled introduction through volume manufacturing, and by maximizing post-development cost reduction opportunities.

We make significant purchases of components and other materials from many U.S. and non-U.S. sources. While there have been some shortages in components and some other materials in technology commodities common across the industry, we have generally been able to obtain sufficient materials and components from sources around the world to meet our needs. We also develop and maintain alternative sources for essential materials and components. We do not have a concentration of sources of supply of materials, labor or services that, if suddenly eliminated, could severely impact our operations.

We currently use contract manufacturers to supply most of our product lines. Our contract manufacturers include Celestica, Solectron, Jabil, Sanmina and other local companies in various regions. SCN controls the source selection for all significant or strategic components. Our contract manufacturers use their leverage and global buying power to negotiate the best prices from vendors we approve. SCN monitors their performance and works closely with them to ensure process and technical product specifications are met.

Backlog

Our backlog was $2.1 billion and $2.2 billion as of September 30, 2004 and 2003, respectively. Substantially all of the orders included in the September 30, 2004 backlog are scheduled for delivery during fiscal 2005. However, all orders are subject to possible rescheduling by customers. Although we believe that the orders included in the backlog are firm, customers may be able to cancel some orders without penalty, and we may elect to permit cancellation of orders without penalty where management believes that it is in our best interest to do so. In addition, some customers may become unable to finance their purchases as a result of deterioration in their financial position.

Seasonality

Our revenues and earnings have not demonstrated consistent seasonal characteristics.

Patents, Trademarks and Other Intellectual Property Rights

We have patents to protect some of our innovations and proprietary products and technology. We market our products and services primarily under our own names and marks. We consider our patents and trademarks to be valuable assets. Many of our trademarks are registered throughout the world. We currently own approximately 6,800 patents in the United States and 7,300 patents in foreign countries. The foreign patents are, for the most part, counterparts of our U.S. patents.

Our intellectual property licensing division licenses, protects and maintains our intellectual property and enforces our intellectual property rights. This responsibility includes licensing our patents and technology to third parties and negotiating agreements regarding our licensing of intellectual property from others. Many of our patents are licensed to other companies with large patent portfolios, and we are licensed to use patents owned by these other companies, including our former affiliates, Agere, AT&T, Avaya and NCR. The terms of these cross-licenses may vary company by company.

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

Forward-looking Statements

This annual report on Form 10-K and other documents we file with the SEC contain forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” and “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict or assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this Form 10-K, whether as a result of new information, future events, changes in assumptions or otherwise.

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

The Telecommunications Market Fluctuates and Is Impacted By Many Factors, Including Decisions By Service Providers Regarding Their Deployment of Technology and Their Timing of Purchases, as Well as Demand and Spending for Communications Services By Businesses and Consumers.

Beginning in fiscal 2001 and continuing through fiscal 2003, the global telecommunications market deteriorated significantly, reflecting a significant decrease in the competitive local exchange carrier market, failures of many other start-up telecommunications service providers and a significant reduction in capital spending by established service providers. In 2004, the market stabilized but is still subject to fluctuations.

If capital investment by service providers improves at a slower pace than we anticipate, our revenues and profitability may be adversely affected. The level of demand by service providers can change quickly and can vary over short periods of time, including from month to month. As a result of the uncertainty and variations in our markets, accurately forecasting revenues, results and cash flow remains difficult.

In addition, our sales volume and product mix impact our gross margin. Therefore, if our sales volume does not improve, or we have an unfavorable product mix, we may not achieve the gross margin rate we expect, resulting in lower than expected results of operations. These factors may fluctuate from quarter to quarter.

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

We have a number of existing competitors, some of which are very large, with substantial technological and financial resources, brand recognition and established relationships with global service providers and some of our competitors have very low cost structures and support from governments in their home countries. In addition, new competitors may enter the industry as a result of shifts in technology. These new competitors, as well as existing competitors, may include entrants from the telecommunications, computer software, computer services, data networking and semiconductor industries. We cannot assure you that we will be able to compete successfully against existing or future competitors. Competitors may be able to offer lower prices, additional products or services or a more attractive mix of products or services, or services or other incentives that we cannot or will not match or do not offer. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. Because we have a unionized workforce at some locations and because many of our main competitors are not unionized to the same extent, or at all, our costs and expenses may be higher and our profitability may be lower than those of our competitors.

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

Our operating results depend to a significant extent on our ability to maintain a product portfolio that is attractive to our customers, to enhance our existing products, and to continue to introduce new products successfully and on a timely basis. New technological innovations generally require a substantial investment before any assurance can be given as to their commercial viability, which depends, in some cases on certification by U.S. and non-U.S. standards-setting bodies. If we fail to make sufficient investments or if we focus on technologies that do not become widely adopted, other technologies could render our current and planned products obsolete.

A Small Number of Our Customers Account for a Substantial Portion of Our Revenues, and Our Revenues Are Concentrated on the Telecommunications Service Provider Market. The Loss of One or More Key Customers or Reduced Spending in our Single Market Could Significantly Reduce Our Revenues, Profitability and Cash Flow.

We rely on a few large customers to provide a substantial portion of our revenues. These customers include: BellSouth, China Unicom, Sprint, Verizon and Verizon Wireless. Verizon and Verizon Wireless together accounted for approximately 27% of our fiscal 2004 revenues, 22% of our fiscal 2003 revenues and 19% of our fiscal 2002 revenues. The telecommunications industry has recently experienced a consolidation of both U.S. and non-U.S. companies, as evidenced by the merger of AT&T Wireless and Cingular. As a result of these factors, it is possible that in fiscal 2005 and subsequent years an even greater percentage of our revenues will be attributable to a limited number of large service providers than in years past.

Reductions or delays in or cancellations of orders from one or more of our significant customers or the loss of one or more significant customers in any period could have an adverse effect on our revenues, profitability and cash flow. In addition, our concentration of business in the telecommunications service provider market makes us extremely vulnerable to downturns or slowdowns in spending in that market.

We are working to expand our revenue base to include more government and enterprise revenue as well as to increase sales in markets outside of the U.S. However, we cannot provide assurance that we will succeed in expanding our revenue base or that we will materially reduce customer concentration.

We Are Exposed to the Credit Risk of Our Customers.

Our credit exposure to our customers makes us vulnerable to downturns in the economy or in the industry and to adverse changes in our customers’ businesses. Many of the customers to whom we provided financing or with whom we have contracts were negatively affected by the continued softening in the telecommunications market. Some have filed for bankruptcy or been declared insolvent. As a result, we wrote off some of our accounts receivable and many of our customer financings and sold others at significant discounts. We also recorded reserves or write-offs in our financial statements and may have to record additional reserves or write-offs in the future. As we continue to enter new markets and work with new customers who may not have established credit and strong financial resources, we will continue to have risk of collecting our accounts receivable from these customers.

We Have Long-Term Sales Agreements with a Number of Our Large Customers. Some of These Agreements May Prove Unprofitable As Our Costs and Product Mix Shift Over the Lives of the Agreements.

We have entered into long-term sales agreements with a number of our large customers, and will probably continue to do so in the future. Some of these sales agreements require us to sell products and services at fixed prices over the lives of the agreements, and some require, or may in the future require, us to sell products and services that we would otherwise discontinue, thereby diverting our resources from developing more profitable or strategically important products. The costs we incur in fulfilling some of our sales agreements may vary substantially from our initial cost estimates. Any cost overruns that we cannot pass on to our customers could adversely affect our results of operations.

We Have Risks Related to Our Pension and Postretirement Benefit Plans.

We currently maintain U.S. pension plans under the U.S. Employee Retirement Income Security Act of 1974 (“ERISA”) that cover various categories of employees and retirees in the U.S. Liabilities related to 20,000 active employees and 125,000 retired employees make up approximately 90% of the total obligations under these pension plans. The remaining 10% of the liabilities are attributable to approximately 87,000 beneficiaries and former employees with deferred vested pension rights. A separate trust is maintained to hold assets to fund pension obligations for management participants and for occupational participants. The funding obligations for our pension plans are impacted by the performance of the financial markets, particularly the equity markets, and interest rates. Funding obligations are determined under ERISA and subsequent legislation and are measured as of January 1 of each year based on the value of assets and liabilities on that date.

If the financial markets do not provide the long-term returns that are expected under the ERISA funding calculation, the likelihood of our being required to make contributions will increase. The equity markets can be, and recently have been, very volatile, and therefore our estimate of future contribution requirements can change dramatically in relatively short periods of time. Similarly, changes in interest rates can impact our contribution requirements. In a low-interest-rate environment, the likelihood of required contributions in the future increases.

With respect to the management pension plan, we are not required to make a contribution in fiscal 2005 or fiscal 2006. However, because of the volatility of the financial markets and fluctuations in interest rates, we could be required to make contributions as early as fiscal 2007. With respect to the occupational pension plan, we do not currently foresee a need to make contributions, but this could change if the equity markets decline substantially.

Approximately 119,000 of our current retirees are also covered by postretirement health care benefit plans. With respect to management retirees, we expect our fiscal 2005 funding requirements to be approximately $200 million. Although it is difficult to estimate these expected future payments, our current view is that the annual funding requirement will remain at approximately $200 million for management retirees for fiscal 2006. With respect to represented retirees, we do not expect to have to make cash payments until fiscal 2006 because assets are currently held in a separate trust to fund these payments. Our tentative labor agreement with the CWA and IBEW caps the amount the Company will pay for retiree health care for formerly represented retirees that retired on or after March 1, 1990. This tentative agreement also requires us to fund $400 million to a new trust by September 30, 2012. The exact amounts and timing of annual contributions will be determined by the Company, but the minimum amount of each annual contribution, beginning in 2005, is $25 million. Under the agreement, the unions and the Company agreed to seek an amendment to Section 420 of the Internal Revenue Code for various changes including the elimination of the maintenance of cost requirements associated with the transfer of excess pension assets for retiree health care. If satisfactory legislation is not enacted into law by September 1, 2006, the Company will be able to exercise its discretion in determining the amount of retiree health care subsidy on or after December 31, 2006.

The cost of providing postretirement health care benefits continues to rise. We have taken some steps and expect to take additional action to reduce the overall cost of providing postretirement health care benefits and the share of these costs borne by us, consistent with legal requirements and our collective bargaining obligations. There can be no assurance that we will be successful in reducing these costs and these actions may lead to additional claims against us.

If we are required to make significant contributions to fund pension plans or make larger cash payments for retiree health care benefits, our cash flow available for other uses may be significantly reduced.

We Conduct a Significant Proportion of Our Operations Outside the United States, Which Subjects Us To Social, Political and Economic Risks of Doing Business in Foreign Countries and May Cause Our Profitability to Decline Due to Increased Costs.

We have significant operations in foreign countries, including manufacturing facilities, sales personnel and customer support operations. For fiscal 2004 and 2003, we derived approximately 39% and 40%, respectively, of our revenues from sales outside the U.S., including in China, Germany, India and various countries in the Middle East, such as Iraq and Israel. We manufacture a portion of our products outside the United States. We are also dependent on international suppliers for some of our components and subassemblies and for assembly of some of our products. We are concentrating on sales and marketing, product development, services and supply chain resources to meet the global needs of the world’s largest service providers and to follow the geographic footprint of our large service provider customers around the world. We are, therefore, subject to the risks inherent in doing business in foreign countries. These risks include tariffs and duties, price controls, restrictions on foreign currencies and trade barriers imposed by foreign countries; exchange controls and fluctuations in currency exchange rates; difficulties in staffing and managing international operations; political or social unrest or economic instability; the risk of nationalization of private enterprises by foreign governments; adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries; and the risks associated with terrorism and insurrections.

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

We use contract manufacturers significantly as an alternative to manufacturing our products ourselves. If these contract manufacturers do not fulfill their obligations to us, or if we do not properly manage these arrangements, our customer relationships may suffer. In addition, since we rely more heavily now than previously on contract manufacturers, we may have fewer employees with the expertise needed to manage these third-party arrangements. In relying more on third parties, we run the risk that the reputation and competitiveness of our products and services may deteriorate because we have less control over quality and delivery schedules. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement or maintain manufacturing methods appropriate for our products and customers.

In addition, our supply chain and manufacturing process relies on accurate forecasting to provide us with optimal product margins and profitability. However, because of market fluctuations, accurate forecasting is very difficult.

If We Fail to Generate Positive Operating Cash Flow, Our Ability to Satisfy Our Cash Requirements May Decline.

Prior to fiscal 2004, we experienced several years of significant negative cash flow that totaled billions of dollars. In fiscal 2004, we generated positive cash flow from operating activities. However, we do not have a demonstrated history of generating positive operating cash flow. If we do not continue to generate positive cash flow from operating activities, we may have difficulty meeting our obligations, including our debt service requirements, postretirement health care obligations and making the investments in research and development that are necessary to remain competitive.

We Are a Party to Lawsuits, Which, If Determined Adversely to Us, Could Result in the Imposition of Damages Against Us and Could Harm Our Business and Financial Condition.

We are defendants in various lawsuits, covering such matters as commercial disputes, claims regarding product discontinuance, asbestos claims, labor, employment and benefit claims, and others. There can be no assurance that actions that have been or will be brought against us will be resolved in our favor or, if significant monetary judgments are rendered against us, that we will have the ability to pay such judgments. Any losses resulting from these claims could adversely affect our profitability and cash flow.

If We Fail to Protect Our Intellectual Property Rights, Our Business and Prospects May Be Harmed.

Intellectual property rights, such as patents, are vital to our business, and developing new products and technologies that are unique to us is critical to our success. We have numerous U.S. and foreign patents and numerous pending patents, but we cannot predict whether any patents, issued or pending, will provide us with any competitive advantage or will not be challenged by third parties. Moreover, our competitors may already have applied for patents that, once issued, could prevail over our patent rights or otherwise limit our ability to sell our products. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our proprietary technology. In addition, patent applications that we have currently pending may not be granted. If we do not receive the patents we seek or if other problems arise with our intellectual property, our competitiveness could be significantly impaired, which would limit our future revenues and harm our prospects.

We Are Subject to Intellectual Property Litigation and Infringement Claims, Which Could Cause Us to Incur Significant Expenses or Prevent Us from Selling Our Products.

From time to time, we receive notices from third parties of potential infringement and receive claims of potential infringement when we attempt to license our intellectual property to others. Intellectual property litigation can be costly and time-consuming and can divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. A successful claim by a third party of patent or other intellectual property infringement by us could compel us to enter into costly royalty or license agreements or force us to pay significant damages and could even require us to stop selling certain products.

Many of Our Current and Planned Products Are Highly Complex and May Contain Defects or Errors That Are Detected Only After Deployment in Telecommunications Networks. If That Occurs, Our Reputation May Be Harmed.

Our products are highly complex, and there is no assurance that our extensive product development, manufacturing and integration testing will be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction. As a result, we could have to replace certain components and/or provide remediation in response to the discovery of defects in products that are shipped. Most of these occurrences can be rectified without incident, as has been the case historically. However, the occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers’ end users and other losses to us or to our customers or end users. These occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability.

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

Our operations are subject to a wide range of environmental, health and safety laws, including laws relating to the use, disposal, clean-up of, and human exposure to hazardous substances. In the United States, these laws often require parties to fund remedial action regardless of fault. Although we believe our reserves are adequate to cover our environmental liabilities, factors such as the discovery of additional contaminants, the extent of remediation and compliance expenses and the imposition of additional cleanup obligations at Superfund and other sites could cause our capital expenditures and other expenses relating to remediation activities to exceed the amount reflected in our environmental reserve and adversely affect our results of operations and cash flows. Compliance with existing or future environmental, health and safety laws could subject us to future liabilities, cause the suspension of production, restrict our ability to expand facilities or require us to acquire costly pollution control equipment or incur other significant expenses, including the expense of modifying manufacturing processes.

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

Employee Relations

As of September 30, 2004, we had approximately 31,800 employees, of whom approximately 20,000, or 63%, were located in the United States. Of these U.S. employees, approximately 3,500, or 18%, were represented by unions, primarily the Communications Workers of America (“CWA”).

Executive Officers of the Registrant

The following information about our executive officers is included herein in accordance with Part III, Item 10 and is as of November 30, 2004.

Name	Age	Title	Date Became Executive Officer

Patricia F. Russo	52	Chairman and Chief Executive Officer	01/02
James K. Brewington	61	President, Developing Markets	10/02
William R. Carapezzi, Jr.	47	Senior Vice President, General Counsel and Secretary	06/04
Cynthia Christy-Langenfeld	38	President, Mobility Solutions	03/04
Frank A. D’Amelio	46	Executive Vice President and Chief Financial Officer	05/01
Janet G. Davidson	48	President, Integrated Network Solutions	10/02
John A. Kritzmacher	44	Senior Vice President and Controller	08/01
Jose A. Mejia	44	President, Supply Chain Networks	10/03
John A. Meyer	48	President, Lucent Worldwide Services	10/03
William T. O’Shea	57	President, Bell Labs and Executive Vice President, Corporate Strategy and Business Development	10/99
Robert Warstler	62	President, Global Sales	10/03

All of the executive officers have held high-level managerial positions with us for more than the past five years, except for Ms. Russo and Messrs. Mejia, Meyer and Warstler. Ms. Russo held executive officer positions with us from our formation in 1996 until August 2000. Prior to becoming our president and chief executive officer in

January 2002, Ms. Russo was chairman of Avaya Inc. from December 2000 to January 2002 and president and chief operating officer of Eastman Kodak Company from April 2001 to January 2002. Mr. Mejia was hired by Lucent in 1999. Prior to his employment with Lucent, Mr. Mejia was with Bay Networks, which he joined in 1996 as vice president of component engineering, supplier management and external manufacturing. He remained with Bay Networks until 1999. Prior to joining Lucent, Mr. Meyer was an executive with EDS, one of the world’s leading IT outsourcing and technology consulting firms, for nearly 20 years prior to joining us and was the president of its division serving Europe, the Middle East and Africa. Mr. Warstler was president and chief operating officer of Advanced Telecom Group from 1999 to 2002 and had previously held senior management positions with Network Equipment Technology and Hitachi Data Systems.

Officers are not elected or appointed for a fixed term of office.

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

For additional information about our environmental matters, see Note 13 to our consolidated financial statements contained in this report.

Separation Agreements

In connection with our separation from AT&T in 1996, we, AT&T and NCR Corp. entered into a Separation and Distribution Agreement and related ancillary agreements, including an employee benefits agreement, technology-related agreements, a tax-sharing agreement and other tax-related agreements. We entered into similar agreements with Avaya and Agere in connection with our spin-off of each of these companies.

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

Item 2. Properties

As of September 30, 2004, we operated in 184 facilities in the United States totaling 20.2 million square feet, of which 8.9 million was owned and 11.3 million was leased. In addition, we operated in 140 facilities in 46 other countries totaling 5.0 million square feet, of which 1.4 million was owned and 3.6 million was leased. Our properties include systems integration/manufacturing sites, warehouse sites, offices sites (administration, sales, field service), and research and development sites. Included above are 3.1 million square feet that have been vacated under our restructuring actions. Most of the properties listed above are used jointly by our reporting segments. We believe our facilities are suitable and adequate to meet our current needs.

Item 3. Legal Proceedings

We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities. In addition, we may be subject to liabilities to some of our former affiliates under separation agreements with them (see “Item 1. Separation Agreements”). Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, we are unable to estimate the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2004. We have reached an agreement for the settlement of our securities, ERISA, derivative and related litigation, and the amount of this settlement is reflected in our financial results. We believe that the remainder of the cases will not have a material financial impact on us after final disposition. However, because of the uncertainties of legal proceedings, one or more of these proceedings could ultimately result in material monetary payments by us.

Refer to Note 13 to our consolidated financial statements contained in this report for additional information about legal proceedings involving us.

Litigation and Lawsuits

Litigation, lawsuits and similar claims involving the Company include the following types of matters:

  Securities cases, including cases involving federal securities laws and related ERISA claims.
  Consumer fraud and similar claims.
  Commercial disputes including breach of contract, product performance disputes and other claims.
  Intellectual property actions, usually involving patent infringement claims.
  Employment matters.
  Environmental, health and safety claims, including asbestos-related claims.

As mentioned above, we have reached an agreement for the settlement of our primary securities and related cases and are awaiting final distribution of the settlement proceeds. Some individual securities cases for plaintiffs that have opted out of the settlement are ongoing. Following is an overview of the other litigation and legal proceedings to which we are subject.

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

We are subject to various employment-related claims regarding employee dismissals, benefits, compensation and other matters. As a result of our recent restructuring actions and plans for the future, we have reduced our workforce significantly and may make further reductions in the future. These workforce reductions have increased the number of employment-related claims, and this trend may continue. We have taken and may continue to take steps to reduce the cost of providing postretirement health care benefits. These actions may increase claims made against us as well, and lawsuits have been filed against us in connection with the elimination of the death benefit in our U.S. Management Pension Plan. In addition, the Equal Employment Opportunity Commission has initiated a suit against us regarding certain policies used by our predecessors prior to 1980.

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

Government Investigations

On November 21, 2000, we announced that we had identified an issue affecting our revenues in the fourth quarter of fiscal 2000. We informed the SEC and initiated a review by our outside counsel and independent accountants. A final judgment and consent decree with the SEC was entered for this matter in May 2004. Under the terms of the consent decree, we paid a $25 million civil penalty in the third quarter of fiscal 2004 but were not required to make any financial restatements. Without admitting or denying any wrongdoing, we consented to the settlement, which enjoins us from future violations of specific provisions of the federal securities laws.

In August 2002, the U.S. Attorney’s Office in New Jersey informed us that the office was conducting an investigation into certain of the matters related to the events described in the previous paragraph. The U.S. Attorney’s Office has informed us that the Company is not a target of this investigation. We are cooperating fully with the U.S. Attorney’s investigation.

In August 2003, the U.S. Department of Justice and the SEC informed us that they had each commenced an investigation into possible violations of the Foreign Corrupt Practices Act. These investigations follow allegations made by National Group for Communications and Computers Ltd. in an action filed against us on August 8, 2003. In April 2004, we reported to the DOJ and the SEC that a FCPA compliance audit and an outside counsel investigation found incidents and internal control deficiencies in our operations in China that potentially involve FCPA violations. We are cooperating with both agencies.

As disclosed in an 8-K filing on November 8, 2004, our former Chairman and Chief Executive Officer, Richard McGinn, the former head of our Saudi Arabia operations, John Heindel, and a third former employee received “Wells” notices from the staff of the SEC. These Wells notices state that the staff of the SEC is considering recommending that civil actions be taken against these three former employees for violations of the Foreign Corrupt Practices Act (“FCPA”). The allegations against these individuals include violations of the anti-bribery provisions of the FCPA and aiding and abetting the Company’s alleged violations of requirements under the FCPA to keep accurate books and records and to maintain a proper system of internal accounting controls. The Company has not received a Wells notice at this time, but the investigation is continuing.

Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2004, no matters were submitted to a vote of our security holders.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Price, Holders and Dividend Information

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol LU. The following table presents the high and low sales prices of our common stock as reported on the NYSE:

	High	Low
YEAR ENDED SEPTEMBER 30, 2004
Quarter ended December 31, 2003	$3.44	$2.08
Quarter ended March 31, 2004	4.91	2.87
Quarter ended June 30, 2004	4.52	2.99
Quarter ended September 30, 2004	3.80	2.70
YEAR ENDED SEPTEMBER 30, 2003
Quarter ended December 31, 2002	$1.99	$0.55
Quarter ended March 31, 2003	2.00	1.28
Quarter ended June 30, 2003	2.57	1.41
Quarter ended September 30, 2003	2.41	1.60

On November 30, 2004, there were approximately 1,345,697 shareowners of record of our common stock.

We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.

During the three months ended September 30, 2004, we did not issue any common shares that were not registered under the Securities Act of 1933.

(b) Not applicable

(c) No repurchases of the Company’s equity securities were made during the fourth quarter of fiscal 2004.

Item 6. Selected Financial Data

The information required by this item is included in page F-36 of our annual report to shareowners for the year ended September 30, 2004. This page of the annual report to shareowners is included in Exhibit 13 to this report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is included in pages F-2 to F-35 of our annual report to shareowners for the year ended September 30, 2004. These pages of the annual report to shareowners are included in Exhibit 13 to this report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in pages F-33 to F-35 of our annual report to shareowners for the year ended September 30, 2004. These pages of the annual report to shareowners are included in Exhibit 13 to this report.

Item 8. Financial Statements and Supplementary Data

The information required by this item is included in pages F-39 to F-82 of our annual report to shareowners for the year ended September 30, 2004. These pages of the annual report to shareowners are included in Exhibit 13 to this report.

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the quarter ended September 30, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1, of this report. The other information required by Item 10 is included in our definitive proxy statement for our 2005 annual meeting of shareowners to be held on February 16, 2005, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item is included in our definitive proxy statement for our 2005 annual meeting of shareowners to be held on February 16, 2005, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table provides information as of September 30, 2004 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the 2001 Employee Stock Purchase Plan (the “ESPP”), the Lucent Technologies Inc. 2003 Long-Term Incentive Program (the “2003 Plan”) and the 2004 Equity Compensation Plan for Non-Employee Directors.

The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans under which the right to grant options has expired prior to September 30, 2004 and equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally granted those options. Footnotes (4) and (5) to the table set forth the total number of shares of our common stock issuable upon the exercise of options under the expired plans and assumed options, respectively, as of September 30, 2004, and the weighted average exercise price of those options. No additional options may be granted under those expired and assumed plans.

	A		B		C
	Number of securities to be issued upon exercise of outstanding options		Weighted average exercise price of outstanding options		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)

Plan category:
Equity compensation plans approved by
shareowners (1)	16,087,307	(2)	$3.14	(2)	364,317,498	(3)
Equity compensation plans not approved by
shareowners (1)	—		—		—

	16,087,307		$3.14		364,317,498

(1)	Consists of the 2003 Plan and the ESPP.
(2)
Excludes purchase rights accruing under the ESPP, which has a shareowner approved reserve of 250,000,000 shares. Under the ESPP, each eligible employee may purchase up to 4,000 shares of our common stock at semi-annual intervals at a purchase price per share equal to 85% of the lower of the fair market value of our common stock on either the first or last trading day of a purchase period.

(3)	Includes shares available for future issuance under the ESPP. As of September 30, 2004, an aggregate of 210,404,805 shares of our common stock were available for issuance under the ESPP.
(4)
The table does not include information for equity compensation plans that have expired. The Founders Grant Stock Option Plan expired on December 31, 1996. As of September 30, 2004, a total of 20,406,154 shares of our common stock were issuable upon the exercise of outstanding options granted under the expired plan. The 1998 Global Stock Option Plan expired on April 1, 2000. As of September 30, 2004, a total of 7,826,641 shares of our common stock were issuable upon the exercise of outstanding options granted under the expired plan. The 1996 Long Term Incentive Program expired on February 28, 2004. As of September 30, 2004, a total of 81,995,177 shares of our common stock were issuable upon the exercise of outstanding options granted under the expired plan. The 1997 Long-Term Incentive Plan (the “1997 Plan”), expired on December 31, 2003. As of September 30, 2004, a total of 262,972,217 shares of our common stock were issuable upon the exercise of outstanding options granted under the expired plan. The 1999 Stock Compensation Plan for Non-Employee Directors (“Non-Employee Directors Plan”), expired on February 1, 2004. As of September 30, 2004, a total of 363,072 shares of our common stock were issuable upon the exercise of outstanding options granted under the expired plan. The weighted average exercise price of those outstanding options granted under these five plans is $11.16 per share. No additional options may be granted under these expired plans.

(5)
The table does not include information for equity compensation plans assumed by Lucent in connection with our separation from AT&T and subsequent mergers and acquisitions of the companies which originally established those plans. As of September 30, 2004, a total of 13,770,027 shares of our common stock were issuable upon exercise of outstanding options granted under those assumed plans. The weighted average exercise price of those outstanding options is $11.29 per share. No additional options may be granted under those assumed plans.

The other information required by Item 12 is included in our definitive proxy statement for our 2005 annual meeting of shareowners to be held on February 16, 2005, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item is included in our definitive proxy statement for our 2005 annual meeting of shareowners to be held on February 16, 2005, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is included in our definitive proxy statement for our 2005 annual meeting of shareowners to be held on February 16, 2005, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a) The following documents are filed as part of this report:

Pages
(1) Consolidated Financial Statements:
(i) Consolidated Statements of Operations	*
(ii) Consolidated Balance Sheets	*
(iii) Consolidated Statements of Changes in Shareowners’ (Deficit) Equity	*
(iv) Consolidated Statements of Cash Flows	*
(v) Notes to Consolidated Financial Statements	*
(2) Five-Year Summary of Selected Financial Data	*
*	Incorporated by reference to the appropriate portions in pages F-36 through F-82 of our annual report to shareowners for the fiscal year ended September 30, 2004 (see Part II and Exhibit 13).

Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a “significant subsidiary” pursuant to the provisions of Regulation S-X, Article 3-09.

(3) Exhibits:

See Exhibit Index on page 30 for a description of the documents that are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing that included the document.

We will furnish, without charge, to a security holder upon request a copy of our definitive proxy statement for our 2005 annual meeting of shareowners, portions of which are incorporated herein by reference. We will furnish any other exhibit at cost.

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

Exhibit Number	Description

3(i) 1	Certificate of Incorporation of the registrant, as amended, effective February 16, 2000, (Exhibit 3.1 to Registration Statement on Form S-4, No. 333-31400).

3(i) 2	Certificate of Amendment of Restated Certificate of Incorporation of the registrant dated February 26, 2004 (Exhibit 3(i) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

3(ii)	By-Laws of the registrant, as amended through February 18, 2004 (Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4(ii) 1	Form of the registrant’s Common Stock Certificate (Exhibit 4(iv) to Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

4(ii) 2	Indenture, dated as of April 1, 1996, between Lucent Technologies Inc. and The Bank of New York, as trustee (Exhibit 4A to Registration Statement on Form S-3, No. 333-01223).

4(ii) 3	First Supplemental Indenture, dated as of April 17, 2000, to Indenture dated April 1, 1996, (Exhibit 4 to the Current Report on Form 8-K filed May 5, 2000).

4(ii) 4
Amended and Restated Trust Agreement, dated as of March 19, 2002, among the registrant, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the individuals named therein, as administrative trustees, relating to Lucent Technologies Capital Trust I. (Exhibit 4(v)1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4(ii) 5
Form of certificate for preferred securities of Lucent Technologies Capital Trust I, designated as 7.75% Cumulative Convertible Trust Preferred Securities (liquidation preference $1,000 per preferred security) (Exhibit 4(v)2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

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

4(ii) 9	Indenture, dated as of June 4, 2003, between Lucent Technologies Inc. and The Bank of New York, as trustee (Exhibit 4.1 to Current Report on Form 8-K filed June 25, 2003).

4(ii) 10	First Supplemental Indenture, dated as of June 4, 2003, between Lucent Technologies Inc. and The Bank of New York, as trustee (Exhibit 4.2 to the Current Report on Form 8-K filed June 25, 2003).

4(ii)11	Indenture dated as of November 24, 2003, between Lucent Technologies Inc. and the Bank of New York as trustee (Exhibit 4(ii)11 to Annual Report on Form 10-K for the year ended September 30, 2003).

4(ii)12	Form of registrant’s 8% convertible subordinated debenture due 2031 (Exhibit A to the Indenture attached as Exhibit 4(ii)11).

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

10(i) 5	Amendment to Rights Agreement, between Lucent Technologies Inc. and The Bank of New York (successor to First Chicago Trust Company of New York), dated as of February 18, 1998.

10(i) 6
Letter Agreement, dated as of October 16, 2002, among Lucent Technologies Inc. and certain of its subsidiaries, and JPMorgan Chase Bank, as collateral agent (Exhibit 99.1 to the Current Report on Form 8-K filed on October 23, 2002).

10(i) 7
Letter of Credit Issuance and Reimbursement Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent (Exhibit 99.1 to the Current Report on Form 8-K filed May 28, 2003).

10(i) 8	External Sharing Debt Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase

Bank, as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed May 28, 2003).

10(i) 9
Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as collateral agent (Exhibit 99.3 to the Current Report on Form 8-K filed May 28, 2003).

10(i) 10
Amended and Restated Collateral Sharing Agreement, dated as of May 28, 2003, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as collateral agent (Exhibit 99.4 to the Current Report on Form 8-K filed May 28, 2003).

10(i) 11
First Amendment, dated as of June 6, 2003, to (i) Letter of Credit Issuance and Reimbursement Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent, (ii) External Sharing Debt Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent, (iii) Amended and Restated Guarantee and Collateral Agreement, dated as of May 28, 2003, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as collateral agent, and (iv) Amended and Restated Collateral Sharing Agreement, dated as of May 28, 2003, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as collateral agent (Exhibit 99.1 to the Current Report on Form 8-K filed July 16, 2003).

10(i) 12
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

10(i) 13
Third Amendment, dated as of December 22, 2003, to (i) Letter of Credit Issuance and Reimbursement Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent, and (ii) External Sharing Debt Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent (Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10(i) 14
Fourth Amendment, dated as of February 4, 2004, to (i) Letter of Credit Issuance and Reimbursement Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent, and (ii) External Sharing Debt Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent (Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2003).

10(i) 15
Fifth Amendment, dated as of March 26, 2004, to (i) Letter of Credit Issuance and Reimbursement Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent, and (ii) External Sharing Debt Agreement, dated as of May 28, 2003, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent (Exhibit (10)(i)(1) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10(i) 16
Amended and Restated Letter of Credit Issuance and Reimbursement Agreement, dated as of October 1, 2004, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent (Exhibit 99.1 to the Current Report on Form 8-K filed on October 7, 2004).

10(i) 17
Amended and Restated External Sharing Debt Agreement, dated as of October 1, 2004, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed on October 7, 2004).

10(i) 18
Amended and Restated Guarantee and Collateral Agreement, dated as of October 1, 2004, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as collateral agent (Exhibit 99.3 to the Current Report on Form 8-K filed on October 7, 2004).

10(i) 19
Amended and Restated Collateral Sharing Agreement, dated as of October 1, 2004, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, as collateral agent (Exhibit 99.4 to the Current Report on Form 8-K filed on October 7, 2004).

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

10(iii)(A) 1	Lucent Technologies Inc. Short Term Incentive Program.*

10(iii)(A) 2	Lucent Technologies Inc. 2003 Long Term Incentive Plan (Exhibit 10.2 to Current Report on Form 8-K filed April 11, 2003).*

10(iii)(A) 3	First Amendment to the Lucent Technologies Inc. 2003 Long Term Incentive Plan.*

10(iii)(A) 4
Form of Lucent Technologies Inc. 2003 Long Term Incentive Program (“Plan”) Performance Award Agreement (Exhibit (10)(iii)(A) 22 to the Annual Report on Form 10-K for the year ended September 30, 2003).*

10(iii)(A) 5	Lucent Technologies Inc. 2004 Equity Compensation Plan for Non-Employee Directors (Exhibit (10)(iii)(1) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10(iii)(A) 6	First Amendment to the Lucent Technologies Inc. 2004 Equity Compensation Plan for Non-Employee Directors.*

10(iii)(A) 7	Lucent Technologies Inc. Deferred Compensation Plan.*

10(iii)(A) 8	Lucent Technologies Inc. Supplemental Pension Plan.*

10(iii)(A) 9	Employment Agreement, dated January 6, 2002, between Patricia F. Russo and Lucent Technologies Inc. (Exhibit (10)(iii)(A)(1) to Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).*

10(iii)(A) 10	Officer Severance Policy for James K. Brewington, dated January 23, 2001 (Exhibit 10)(iii)(A)(13) to the Annual Report on Form 10-K for the year ended September 30, 2003).*

10(iii)(A) 11	Officer Severance Policy for Janet G. Davidson, dated January 23, 2001 (Exhibit 10)(iii)(A)(14) to the Annual Report on Form 10-K for the year ended September 30, 2003).*

10(iii)(A) 12	Officer Severance Policy for William T. O’Shea, dated February 14, 2001 (Exhibit (10)(iii)(A) 16 to the Annual Report on Form 10-K for the year ended September 30, 2001).*

10(iii)(A) 13	Henry Schacht letter to William T. O’Shea, dated December 3, 2001 (Exhibit (10)(iii)(A) 20 to the Annual Report on Form 10-K for the year ended September 30, 2001).*

10(iii)(A) 14	Henry Schacht letter to Frank A. D’Amelio, dated March 13, 2001 (Exhibit (10)(iii)(A) 18 to the Annual Report on Form 10-K for the year ended September 30, 2002).*

10(iii)(A) 15	Henry Schacht letter to James K. Brewington, dated March 13, 2001 (Exhibit 10)(iii)(A)(18) to the Annual Report on Form 10-K for the year ended September 30, 2003).*

10(iii)(A) 16	Henry Schacht letter to Janet G. Davidson, dated March 13, 2001(Exhibit 10)(iii)(A)(19) to the Annual Report on Form 10-K for the year ended September 30, 2003).*

10(iii)(A) 17	Pam Kimmet letter to Frank A. D’Amelio, dated September 12, 2001, (Exhibit (10)(iii)(A) 19 to the Annual Report on Form 10-K for the year ended September 30, 2001).*

10(iii)(A) 18	Lucent Technologies Executive Officer Severance Policy.*

12
Computation of Deficiency of Earnings to Cover Combined Fixed Charges and Preferred Stock Dividend Requirements and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

13	Selected portions (pages F-1 to F-82) of Lucent Technologies Inc.’s Annual Report to Shareowners for the year ended September 30, 2004.

14	Lucent Technologies Code of Ethics for Chief Executive Officer and Senior Financial Officers (Exhibit 14 to the Annual Report on Form 10-K for the year ended September 30, 2003).

21	List of subsidiaries of Lucent Technologies Inc.

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney executed by directors who signed this report.

31.1	Certification of Patricia F. Russo required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Frank A. D’Amelio required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32	Certification of Patricia F. Russo and Frank A. D’Amelio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Description of capital stock (Exhibit 99(i) to Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

* Management contract or compensatory plan or arrangement.