Form 10-Q
period 2004-12-31
LUCENT TECHNOLOGIES INC
filed 2005-02-04
CIK 1006240

AS FILED WITH THE SEC ON FEBRUARY 4, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

Yes    X     No

At January 31, 2005, 4,430,949,723 common shares were outstanding.

       2	Form 10-Q - Part I

       3	Form 10-Q - Part I

PART I - Financial Information

Item 1. Financial Statements

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended December 31,
	2004	2003

Revenues:
Products	$1,815	$1,793
Services	520	466

Total revenues	2,335	2,259

Costs:
Products	961	981
Services	390	359

Total costs	1,351	1,340

Gross margin	984	919
Operating expenses:
Selling, general and administrative	385	327
Research and development	279	292
Business restructuring	1	29

Total operating expenses	665	648

Operating income	319	271
Other income (expense), net	(46)	79
Interest expense	89	113

Income before income taxes	184	237
Income taxes	10	(101)

Net income	174	338
Conversion and redemption costs – 8% preferred stock	—	(1)
Preferred stock dividends and accretion	—	12

Net income applicable to common shareowners	$174	$349

Net income applicable to common shareowners:
Basic	$0.04	$0.08
Diluted	$0.04	$0.07
Weighted average number of common shares outstanding:
Basic	4,403	4,180
Diluted	4,998	5,136

See Notes to Unaudited Consolidated Financial Statements.

       4	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	December 31, 2004	September 30, 2004

ASSETS
Cash and cash equivalents	$2,381	$3,379
Marketable securities	1,304	858
Receivables, net	1,423	1,359
Inventories	892	822
Other current assets	1,603	1,813

Total current assets	7,603	8,231
Marketable securities	880	636
Property, plant and equipment, net	1,339	1,376
Prepaid pension costs	5,523	5,358
Goodwill and other acquired intangibles, net	430	434
Other assets	912	928

Total assets	$16,687	$16,963

LIABILITIES
Accounts payable	$907	$872
Payroll and benefit-related liabilities	813	1,232
Debt maturing within one year	—	1
Other current liabilities	1,962	2,361

Total current liabilities	3,682	4,466
Postretirement and postemployment benefit liabilities	4,879	4,881
Pension liabilities	1,758	1,874
Long-term debt	4,810	4,837
Liability to subsidiary trust issuing preferred securities	1,152	1,152
Other liabilities	1,123	1,132

Total liabilities	17,404	18,342

Commitments and contingencies

SHAREOWNERS’ DEFICIT
Preferred stock—par value $1.00 per share; authorized shares: 250; issued and outstanding: none	—	—
Common stock — par value $.01 per share; Authorized shares: 10,000; 4,426 issued and 4,416 outstanding shares as of December 31, 2004, and 4,396 issued and 4,395 outstanding shares as of September 30, 2004	44	44
Additional paid-in capital	23,400	23,005
Accumulated deficit	(20,619)	(20,793)
Accumulated other comprehensive loss	(3,542)	(3,635)

Total shareowners’ deficit	(717)	(1,379)

Total liabilities and shareowners’ deficit	$16,687	$16,963

See Notes to Unaudited Consolidated Financial Statements.

       5	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ DEFICIT
(Amounts in Millions)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareowners’ Deficit

Balance as of September 30, 2004	4,395	$44	$23,005	$(20,793)	$(3,635)	$(1,379)
Net income				174		174
Minimum pension liability adjustment					(4)	(4)
Foreign currency translation adjustments					99	99
Unrealized holding losses on investments					(2)	(2)
Issuance of warrants to purchase common stock in connection with settlement of shareowner lawsuits			323			323
Issuance of common stock related to employee benefit plans	18		61			61
Issuance of common stock related to Telica acquisition	3		8			8
Other			3			3

Balance as of December 31, 2004	4,416	$44	$23,400	$(20,619)	$(3,542)	$(717)

See Notes to Unaudited Consolidated Financial Statements.

       6	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three months ended December 31,
	2004	2003

Operating activities:
Net income	$174	$338
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash portion of business restructuring	—	1
Depreciation and amortization	165	168
Recovery of bad debts and customer financings	(11)	(14)
Pension credit	(242)	(274)
Other adjustments for non-cash items	95	(3)
Changes in operating assets and liabilities:
Receivables	86	(62)
Inventories and contracts in process	1	124
Accounts payable	(93)	(105)
Deferred revenue	(107)	11
Other operating assets and liabilities	(392)	(441)

Net cash used in operating activities	(324)	(257)

Investing activities:
Capital expenditures	(34)	(29)
Net purchases of marketable securities	(695)	(160)
Other investing activities	—	30

Net cash used in investing activities	(729)	(159)

Financing activities:
Proceeds of other short-term borrowings	—	1
Repayments of long-term debt	(21)	(62)
Issuance of common stock	55	76
Repayments of preferred stock	—	(21)
Other financing activities	(2)	—

Net cash provided by (used in) financing activities	32	(6)
Effect of exchange rate changes on cash and cash equivalents	23	32

Net decrease in cash and cash equivalents	(998)	(390)
Cash and cash equivalents at beginning of year	3,379	3,821

Cash and cash equivalents at end of period	$2,381	$3,431

Income tax refunds (payments), net	$(21)	$45

Interest payments	$52	$61

See Notes to Unaudited Consolidated Financial Statements.

       7	Form 10-Q - Part I

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

We are required to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and footnotes. Actual results could differ from those estimates. We believe that some of the more critical accounting estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, pension and postretirement benefits, income taxes, legal contingencies, receivables and customer financings, inventories, business restructuring and intangible assets. Estimates and assumptions are periodically reviewed and the effects of any material revisions are reflected in the period that they are determined to be necessary.

A $40 million reversal of payroll related liabilities was included in our results of operations during the first quarter of fiscal 2005. This reversal included $24 million related to the fiscal 2004 annual employee incentive awards, as those incentive payments were less than expected, and $16 million of out-of-period adjustments in connection with certain non-U.S. benefit plans.

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2004 included in our Annual Report on Form 10-K, filed on December 3, 2004. Certain reclassifications were made to conform to the current period presentation.

2. PENSION AND POSTRETIREMENT BENEFITS

The following table summarizes the components of net periodic benefit cost:

	Pension benefits Three months ended December 31,		Postretirement benefits Three months ended December 31,
(in millions)	2004	2003	2004	2003

Service cost	$39	$39	$2	$2
Interest cost	414	429	85	117
Expected return on plan assets	(722)	(763)	(25)	(41)
Amortization of prior service cost	19	18	(2)	(24)
Amortization of actuarial losses	5	2	7	19

Subtotal	(245)	(275)	67	73
Curtailments	—	(1)	—	—
Settlements	3	2	—	—

Net benefit cost (credit)	$(242)	$(274)	$67	$73

3. STOCK-BASED COMPENSATION

We follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” for our stock-based compensation plans and do not recognize expense for stock option grants if the exercise price is at least equal to the market value of the common stock at the date of grant. Stock-based compensation expense reflected in the as reported net income includes expense for restricted stock unit awards and option modifications and the amortization of certain acquisition-related deferred compensation expense.

       8	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, the following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock options had been applied in measuring compensation cost. No tax benefits were attributed to the stock-based employee compensation expense during the three months ended December 31, 2004 and 2003 because we maintained a valuation allowance on substantially all of our net deferred tax assets.

	Three months ended December 31,
(in millions, except per share amounts)	2004	2003

Net income, as reported	$174	$338
Add: Stock-based employee compensation expense included in as reported net income	7	5
Deduct: Total stock-based employee compensation expense determined under the fair value based method	(84)	(107)

Pro forma net income	$97	$236

Income per share applicable to common shareowners:
As reported:
Basic	$0.04	$0.08
Diluted	$0.04	$0.07
Pro forma:
Basic	$0.02	$0.06
Diluted	$0.02	$0.05

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. This standard is effective for periods beginning after June 15, 2005 and includes two transition methods. Upon adoption, we will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. Under the modified retrospective approach, the previously-reported amounts are restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. We are currently evaluating the impact of this standard and its transitional alternatives.

4. BUSINESS RESTRUCTURING

(in millions)	Employee separations	Contract settlements	Facility closings	Total

Restructuring reserve as of September 30, 2004	$10	$8	$202	$220
Revisions to prior year plans	(1)	(1)	3	1
Utilization of reserves	(2)	(4)	(17)	(23)

Restructuring reserve as of December 31, 2004	$7	$3	$188	$198

Facility closing charges were recognized under the restructuring program for the expected remaining future cash outlays associated with trailing lease liabilities, lease termination payments and expected restoration costs in connection with plans to reduce a significant number of leased facilities. The remaining liability of $188 million is expected to be paid over the remaining lease terms over several years and is reflected net of expected sublease income of $134 million. Additional charges may be required in the future if the expected sublease income is not realized.

       9	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. SUPPLEMENTARY BALANCE SHEET INFORMATION

(in millions)	December 31, 2004	September 30, 2004

Completed goods	$632	$604
Work in process	62	49
Raw materials	198	169

Inventories, net of reserves of $730 as of December 31, 2004 and $720 as of September 30, 2004	$892	$822

Costs and recognized income not yet billed	$79	$106
Billings in excess of costs and recognized income	(229)	(208)

Contracts in process reflected in other current liabilities	$(150)	$(102)

Income tax receivables, including related interest	$871	$868
Non-trade receivables	120	360
Deferred income taxes	265	197
Prepaid expenses	215	187
Restricted cash	47	148
Forward contracts receivable	70	24
Other	15	29

Other current assets	$1,603	$1,813

Marketed software	$271	$284
Internal use software	136	142
Restricted cash	130	125
Non-trade receivables	49	62
Investments	74	77
Retainage receivables	20	16
Other	232	222

Other assets	$912	$928

Deferred revenue	$485	$593
Shareholder lawsuit settlement	215	572
Warranty reserve	228	221
Contracts in process	150	102
Business restructuring	66	88
Other	818	785

Other current liabilities	$1,962	$2,361

Deferred income taxes	$245	$178
Deferred compensation	97	155
Business restructuring	125	122
Environmental	80	83
Warranty	69	76
Minority interests	37	35
Other, including contingencies	470	483

Other liabilities	$1,123	$1,132

       10	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the changes in the carrying value of goodwill and other acquired intangible assets from September 30, 2004 to December 31, 2004 by reportable segment:

	Goodwill				Other acquired intangible assets

(in millions)	INS	Mobility	Services	Total

As of September 30, 2004	$257	$25	$91	$373	$61
Amortization	—	—	—	—	(4)
Reclassification/Other	(7)	7	1	1	(1)

As of December 31, 2004	$250	$32	$92	$374	$56

7. COMPREHENSIVE INCOME

The components of other comprehensive income are summarized below. Foreign currency translation adjustments are generally not adjusted for income taxes, as they relate to indefinite investments in non-U.S. subsidiaries.

	Three months ended December 31,
(in millions)	2004	2003

Net income	$174	$338
Minimum pension liability adjustment	(4)	(4)
Foreign currency translation adjustment	99	49
Unrealized holding gains (losses) on investments	(2)	1
Reclassification adjustment for realized gains on investments	—	(75)

Comprehensive income	$267	$309

8. EARNINGS PER COMMON SHARE (“EPS”)

Basic EPS is calculated by dividing the net income applicable to common shareowners by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income applicable to common shareowners, adjusted to exclude preferred dividends and accretion, conversion costs, redemption costs and interest expense related to the potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period.

       11	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the computation of basic and diluted EPS:

	Three months ended December 31,
(in millions, except per share amounts)	2004	2003

Net income	$174	$338
Conversion and redemption cost – 8% convertible securities	—	(1)
Preferred stock dividends and accretion	—	12

Net income applicable to common shareowners – basic	$174	$349
Adjustment for dilutive securities on net income:
Interest expense related to convertible securities:
2.75% convertible securities	11	11
8% convertible securities	—	17

Net income applicable to common shareowners – diluted	$185	$377

Weighted average shares outstanding – basic	4,403	4,180
Effect of dilutive securities:
Stock options	77	60
Warrants	11	—
2.75% convertible securities	507	596
8% convertible securities	—	300

Weighted average shares outstanding – diluted	4,998	5,136

EPS:
Basic	$0.04	$0.08
Diluted	0.04	0.07

The following table summarizes the potential shares of common stock that were excluded from the diluted per share calculation because the effect of including these potential shares would be antidilutive.

	Three months ended December 31,
(in millions)	2004	2003

8% convertible securities	234	13
7.75% convertible securities	238	238

Potentially dilutive shares	472	251

Stock options excluded from the diluted per share calculation because the exercise price was greater than the average market price of the common shares	244	261

9. OPERATING SEGMENTS

The accounting policies of the reportable segments are the same as those applied in the unaudited consolidated financial statements. The reportable segments are Mobility Solutions (“Mobility”), Integrated Network Solutions (“INS”) and Lucent Worldwide Services (“Services”). Mobility provides software and wireless equipment to support radio access and core networks. INS provides a broad range of software and wireline equipment related to voice networking (primarily consisting of switching products, which we sometimes refer to as convergence solutions), data and network management (primarily consisting of access and related data networking equipment and operating support software) and optical networking. Services is a worldwide organization that provides deployment, maintenance, professional and managed services in support of both our product offerings as well as multivendor networks.

       12	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Beginning October 1, 2004, results for messaging products are reflected in the Mobility segment rather than the INS segment. We reclassified our segment results prior to fiscal 2005 to conform to our current segment structure. Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures include the revenues, costs and expenses directly controlled by each reportable segment and exclude the following:

•	Business restructuring.
•	Global sales organization expenses.
•	Bad debt and customer financing expenses and recoveries.
•

Certain personnel compensation and benefits, including most of the impacts related to pension, postretirement and postemployment benefits, differences between the actual and budgeted benefit rates and differences between actual and budgeted employee incentive awards.

•	Certain costs related to shared services, such as general corporate functions, which are managed on a common basis in order to realize economies of scale and efficient use of resources.
•	Revenues and expenses associated with licensing and protecting intellectual property rights.
•

Certain other general and miscellaneous costs and expenses not directly used in assessing the performance of the operating segments, including impairment or amortization of goodwill and other acquired intangible assets related to acquisitions completed prior to fiscal 2004.

	Three months ended December 31,
	2004	2003

Revenues
Mobility	$1,152	$966
INS	645	784
Services	520	466

Reportable segments	2,317	2,216
Other	18	43

Revenues	$2,335	$2,259

Operating income
Mobility	$390	$158
INS	23	210
Services	74	61

Reportable segments	487	429
Business restructuring	(1)	(29)
Global sales organization	(144)	(114)
Recovery of bad debts and customer financings	11	14
Unallocated personnel compensation and benefits	281	247
Shared services such as general corporate functions	(275)	(291)
Other	(40)	15

Operating income	$319	$271

Two customers accounted for approximately 24% and 17% of consolidated revenues during the first quarter of fiscal 2005 and 22% and 13% of consolidated revenues during the first quarter of fiscal 2004.

       13	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits, and other claims, including proceedings by government authorities. In addition, we may be subject to liabilities of some of our former affiliates under separation agreements with them. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, unless otherwise indicated, we are unable to estimate the ultimate aggregate amounts of monetary liability or financial impact with respect to these matters as of December 31, 2004. As described below, we have settled our class action securities and related litigation. The impact of other pending litigation matters that we agreed to settle during the three months ended December 31, 2004 were not material individually or in the aggregate to our consolidated results of operations or financial condition. We believe that the remainder of the cases will not have a material financial impact on our results of operations or financial condition after final disposition. However, because of the uncertainties of legal proceedings, one or more of these proceedings could ultimately result in a material obligation. Unless indicated below, we are unable to determine ranges of possible losses.

Securities and Related Cases

We have settled our assorted securities, ERISA and derivative class action and other related lawsuits against us and certain of our current and former directors, officers and employees. The settlement covers all claims generally relating to the purchase of Lucent securities during different class periods and is a global settlement of 53 separate lawsuits, including a consolidated shareowner class action lawsuit in the U.S. District Court of New Jersey, and related ERISA, bondholder, derivative, and other state securities cases. Under the settlement agreement, we paid $315 million, consisting of $100 million in common stock (approximately 33 million shares), that was deposited in escrow in December 2003, and $215 million in cash, that was paid in January 2005. We also issued warrants to purchase 200 million shares of our common stock in December 2004. The warrants have an exercise price of $2.75 per share and expire on December 10, 2007. The warrants were valued at $323 million upon issuance. A charge of $71 million was recognized due to changes in the estimated fair value of the warrants during the first quarter of fiscal 2005. A similar charge of $54 million was recognized during the first quarter of fiscal 2004. We also paid $5 million for the cost of settlement administration plus certain other costs involved in the issuance of securities. We continue to pursue our claim against one of our fiduciary insurance carriers that provided coverage up to $20 million.

We will defend any lawsuits that may be brought by parties that have opted out or that were not part of the settlement. We and certain of our current and former officers and directors are defendants in two such actions in the U.S. District Court in New Jersey, Staro Asset Management, LLC v. Lucent Technologies Inc. et al., and Florida State Board of Administration v. Lucent Technologies Inc. et al., alleging violations of federal securities laws. The plaintiffs in these cases are pursuing their claims separately against Lucent and the other defendants. Other cases have been and may continue to be brought by individual investors who opted out of the settlement.

Government Investigations

During August 2003, the U.S. Department of Justice (the “DOJ”) and the SEC informed us that they had each commenced an investigation into possible violations of the Foreign Corrupt Practices Act (“FCPA”) with respect to our Saudi Arabian operations. These investigations followed allegations made by National Group for Communications and Computers Ltd. (“NGC”) in an action filed against us on August 8, 2003, which is described below. In April 2004, we reported to the DOJ and the SEC that an internal FCPA compliance audit and an outside counsel investigation found incidents and internal control deficiencies in our operations in China that potentially involve FCPA violations. We are cooperating with those agencies. We believe these incidents and deficiencies did not have a material effect on our results of operations. However, we cannot determine whether this continuing investigation will affect our future business operations in China.

       14	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As disclosed in a Form 8-K filing on November 8, 2004, our former Chairman and Chief Executive Officer, the former head of our Saudi Arabian operations and a third former employee received “Wells” notices from the SEC. These Wells notices state that the staff of the SEC is considering recommending that civil actions be taken against these three former employees for FCPA violations. The allegations against these individuals include violations of the anti-bribery provisions of the FCPA and aiding and abetting the Company’s alleged violations of the FCPA requirements to keep accurate books and records and to maintain a proper system of internal accounting controls. We have not received a Wells notice at this time, but the investigation is continuing with respect to both China and Saudi Arabia.

Employment and Benefits Related Cases

We have implemented various actions to address the rising costs of providing retiree health care benefits and the funding of our pension plans. These actions have led to the filing of cases against us, and may lead to the filing of additional cases. One such case is Foss v. Lucent Technologies, a purported class action lawsuit, which was filed against us in U.S. District Court in New Jersey in October 2003 in connection with the elimination of the death benefit from our U.S. management pension plan in early 2003. The elimination of this benefit reduced our future pension obligations by approximately $400 million. The benefit was paid out of the pension plan assets to certain qualified surviving dependents, such as spouses or dependent children of management retirees. The case alleges that we wrongfully terminated this death benefit and requests that it be reinstated, along with other remedies. Three other cases of a similar nature have been filed: Berendt, et al. v. Lucent Technologies Inc., et al. and Lucas, et al. v. Lucent Technologies, et al., both filed in the U.S. District Court in New Jersey; and Chastain, et al. v. AT&T, filed in the U.S. District Court in the Western District of Oklahoma. The Chastain case also involves claims related to changes to retiree health care benefits. Bishop, et al. v. Lucent Technologies, is another case that involves claims related to the reduction of certain retiree health care benefits for former employees. This case was filed against us in January 2005 in the U.S. District Court in Ohio.

The Equal Employment Opportunity Commission (“EEOC”) filed a purported class action lawsuit against us, EEOC v. Lucent Technologies Inc., in the U.S. District Court in California. The case alleges gender discrimination in connection with the provision of service credit to a class of present and former Lucent employees who were out of work because of maternity prior to 1980 and seeks the restoration of lost service credit prior to April 29, 1979, together with retroactive pension payment adjustments, corrections of service records, back pay, other damages and attorneys fees and costs.

Intellectual Property Cases

We are defendants in various cases in which third parties claim infringement of their patents, including certain cases where infringement claims have been made against our customers in connection with products we have provided to them. In the case of Tantivy Communications, Inc. v. Lucent Technologies, pending in the U.S. District Court in Texas, the plaintiff filed suit in connection with nine of their U.S. patents. The plaintiff has identified several of our products as potentially infringing their patents, including our 3G CDMA2000 1xEV-DO and 3G CDMA2000 1xRTT. This case is scheduled for trial in September 2005.

Other Matters

We are involved in commercial disputes with customers, suppliers, subcontractors and other parties. These matters generally involve claims for monetary damages for breach of contract or breach of warranty or similar claims in the normal course of business. While many of these disputes are settled amicably without litigation, some of these matters have resulted in lawsuits being filed against us. The condition of the telecommunications market in the past three years and the insolvency or failure of numerous service providers has led to more claims and disputes resulting in litigation. The following is a description of significant pending litigation related to these matters.

       15	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A lawsuit involving investors in Actel Integrated Communications was filed against us seeking $60 million in damages and punitive damages, claiming we misled these investors as to certain technology, which influenced their decision to invest in Actel. This case, Sandler Capital Partners IV, L.P. et al. v. Lucent Technologies, filed in New York State Court, is in its early stages. During fiscal 2004, we settled cases filed against us by Actel. In addition, two other cases were filed against us alleging that we failed to deliver working products related to this technology: Maxcess, Inc. v. Lucent Technologies Inc. et al., filed in the U.S. District Court for the Middle District of Florida, and Official Plan Committee of Omniplex, Inc. v. Lucent Technologies Inc., filed in Missouri State Court. The claims against us in the Maxcess case have been dismissed, although the plaintiff may appeal this decision. The complaint in the Omniplex case seeks damages in excess of $80 million and punitive damages. The Omniplex case is in the discovery phase.

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

On August 8, 2003, NGC filed an action in the U.S. District Court for the Southern District of New York against us, our subsidiary Lucent Technologies International Inc. and an unaffiliated company, alleging violations of the Racketeer Influenced Corrupt Organizations Act (“RICO”) and other improper activities. These allegations relate to activities in Saudi Arabia in connection with certain telecommunications contracts between us, the Kingdom of Saudi Arabia and other entities. The complaint seeks damages in excess of $63 million, which could be tripled under RICO. The allegations in this complaint appear to arise out of certain contractual disputes between NGC and Lucent that are the subject of a separate case that NGC previously filed against us in U.S. District Court in New Jersey. Some of the claims against us have been dismissed, but the case and other claims are still pending.

In the case of Pf.Net Supply Corp. v. Lucent Technologies, pending in the U.S. District Court in New Jersey, the plaintiff claims that we breached an alleged $100 million purchase commitment and seeks to compel us to meet this purchase commitment or pay damages. Both parties have filed motions for summary judgment, which are currently pending.

Separation Agreements

We are party to various agreements that were entered into in connection with the separation of Lucent and former affiliates, including AT&T, Avaya, Agere Systems and NCR Corporation. Pursuant to these agreements, we and the former affiliates have agreed to allocate certain liabilities related to each other’s business, and have agreed to share liabilities based on certain allocations and thresholds. For example, AT&T, Avaya and NCR each assumed a portion of the settlement liability related to our former consumer products leasing business, which settled in August 2002. The plaintiffs’ counsel in this case has filed a motion to reconsider the disposition of certain settlement proceeds, so this matter may not be completely resolved. We are not aware of any material liabilities to our former affiliates as a result of the separation agreements that are not otherwise reflected in our unaudited consolidated financial statements. Nevertheless, it is possible that potential liabilities for which the former affiliates bear primary responsibility may lead to contributions by us.

Guarantees and Indemnification Agreements

We divested certain businesses and assets through sales to third-party purchasers and spin-offs to our common shareowners. In connection with these transactions, certain direct or indirect indemnifications are provided to the buyers or other third parties doing business with the divested entities. These indemnifications include secondary liability for certain leases of real property and equipment assigned to the divested entity and certain specific indemnifications for certain legal and environmental contingencies, as well as vendor supply commitments. The time durations of such indemnifications vary but are standard for transactions of this nature.

       16	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We remain secondarily liable for approximately $266 million of lease obligations as of December 31, 2004, that were assigned to Avaya, Agere and purchasers of other businesses. The remaining terms of these assigned leases and our corresponding guarantees range from one month to 15 years. The primary obligor under assigned leases may terminate or restructure the lease obligation before its original maturity and thereby relieve us of our secondary liability. We generally have the right to receive indemnity or reimbursement from the assignees and have not reserved for losses on this form of guarantee.

We are party to a tax-sharing agreement to indemnify AT&T and are liable for tax adjustments that are attributable to our lines of business, as well as a portion of certain other shared tax adjustments during the years prior to our separation from AT&T. We have similar agreements with Avaya and Agere. In addition to the fiscal year 2001 federal net operating loss carryback claim discussed in Note 7 to our September 30, 2004 consolidated financial statements, certain tax adjustments have been proposed or assessed subject to these tax-sharing agreements. The outcome of these other matters is not expected to have a material adverse effect on our consolidated results of operations, consolidated financial position or near-term liquidity.

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

We indemnify our directors and certain of our current and former officers for third-party claims alleging certain breaches of their fiduciary duties as directors or officers. Certain costs incurred for providing such indemnification may be recovered under various insurance policies. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these exposures are not capped and due to the conditional nature of our obligations and the unique facts and circumstances involved in each agreement. Historically, payments made under these agreements have not had a material effect on our business, financial condition or results of operations.

Warranty reserves are established for costs that are expected to be incurred after the sale and delivery of a product or service under specific product or service warranty provisions. These reserves are established when it is probable that customers will make claims and when a reasonable estimate of costs can be made. The reserves are determined as a percentage of revenues based on the actual trend of historical charges incurred over various periods. In addition, any significant or infrequent issues are specifically identified and reserved. The following table summarizes the activity related to warranty reserves.

(in millions)	2004	2003

Reserve as of September 30	$297	$330
Accruals for warranties	13	19
Payments	(13)	(16)

Reserve as of December 31	$297	$333

Environmental Matters

Our current and historical operations are subject to a wide range of environmental laws. In the United States, these laws often require parties to fund remedial action regardless of fault. We have remedial and investigatory activities underway at numerous current and former facilities.

Environmental reserves of $112 million have been established for environmental liabilities that can be reasonably estimated as of December 31, 2004. These reserves are not discounted to present value. We have receivables of $28 million with respect to environmental matters due from third-party indemnitors as of December 31, 2004. Receivables are recorded only if the indemnitors have agreed to pay the claims and management believes collection of the receivables is reasonably assured. Environmental matters did not have a significant impact on our consolidated financial condition, results of operations, or cash flows during the interim period ended December 31, 2004.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities, due to the above factors and the lengthy time periods involved in resolving them, which may be up to 30 years or longer. Although we believe that our reserves are currently adequate, there can be no assurance that the amount of capital expenditures and other expenses that will be required for remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of amounts provided for as of December 31, 2004 cannot be reasonably estimated.

       18	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance, the industries in which we operate, our beliefs and our management’s assumptions. In addition, other written or oral statements that constitute forward-looking statements may be made by us or on our behalf. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties include: fluctuations in the telecommunications market; our ability to compete effectively; our product portfolio and ability to keep pace with technological advances in our industry; our reliance on a limited number of key customers; our exposure to the credit risk of our customers; the pricing, cost and other risks inherent in our long-term sales agreements; the costs and risks associated with our pension and postretirement benefit obligations; the social, political and economic risks of our foreign operations; our reliance on third parties to manufacture most of our products; our ability to generate positive cash flow; existing and future litigation; our ability to protect our intellectual property rights and the expenses we may incur in defending such rights; the complexity of our products; changes to existing regulations or technical standards; compliance with environmental health and safety laws; and our ability to retain and recruit key personnel. For a more complete list and description of such risks and uncertainties, refer to our Form 10-K for the year ended September 30, 2004. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this MD&A, whether as a result of new information, future events, changes in assumptions or otherwise.

EXECUTIVE SUMMARY

We design and deliver the systems, software and services that drive next-generation communications networks. Supported by Bell Labs research and development, we use our strengths in mobility, optical, access, data and voice networking technologies, as well as services, to create new revenue-generating opportunities for our customers, while enabling them to quickly deploy and better manage their networks. Our customer base includes communications service providers, governments and enterprises worldwide.

The telecom market remains rather dynamic. We are at the beginning of a fundamental shift not only in the way networks operate, but also in the way end users are accessing and using those networks. As this transformation progresses, our customers are increasingly focused on deploying new IP-based, revenue generating services that will differentiate their businesses and build customer loyalty. However, the actual trialing, testing and deployment of these new technologies will take some time. This is a long-term technology transition, which creates opportunities for us and our customers in growth areas such as mobile high-speed data, broadband access, metro optical networking and Voice over Internet Protocol (or VoIP) solutions, as well as professional and managed services. We are working to turn these technologies and opportunities into cost-effective offers for our customers.

There has been some consolidation among service providers as they look to expand their scope and scale while improving cost efficiencies. This industry dynamic presents both challenges and opportunities for equipment vendors. One potential challenge may come in the form of rationalized capital spending in the future. But there will also be opportunities, as carriers will require help integrating these large, complex networks. Also, depending on the players involved, some of the consolidation will enable certain vendors to extend their reach into customers that were previously focused on different technologies or areas.

       19	Form 10-Q -Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Within this environment, service providers are working to implement new technologies within their networks and meet end-user demand for new and broader services through convergence. As a result, the market is already presenting both opportunities and challenges for the near-term. To effectively compete, we have to continue our work to expand our customer base, continue to improve overall productivity and efficiency and be innovative in delivering new solutions to customers.

Capital spending in our target markets can change rapidly and can vary over short periods of time. As a result of this uncertainty, it is difficult to make accurate forecasts of near- and long-term results and cash flow. In addition, because a limited number of customers account for a significant amount of our revenue, our results are subject to fluctuation from changes in spending by one or more of these customers. This exposure to fluctuation is most prevalent in our Mobility segment.

As discussed in more detail throughout our MD&A:

•

Revenues increased 3% during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Mobility revenues increased by 19% due to higher CDMA sales in the U.S. as certain of our large customers increase network investment for high-speed mobile data services and deploy additional capacity to support subscriber growth. Service revenues increased by 12% due to higher professional services and new government contracts. INS revenues decreased by 18% due to lower voice networking sales, specifically with traditional circuit switching products, as service providers face weaker wireline demand and migrate their reduced capital spending to next generation technologies.

•	Gross margin rate was 42% during the first quarter of fiscal 2005, an improvement of one percentage point from the first quarter of fiscal 2004.
•	Operating expenses increased by 3% during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The increase was primarily due to higher sales and marketing expenses.
•	Operating income increased by $48 million or 18%.
•

A charge of $71 million was recognized due to changes in the estimated fair value of the warrants issued during the first quarter of fiscal 2005 as part of the global settlement of our shareowner litigation. A similar charge of $54 million was recognized during the first quarter of fiscal 2004.

•

Federal and certain state and non-U.S. income taxes attributable to pre-tax income were not provided for during the current and prior fiscal periods as a result of maintaining a full valuation allowance on substantially all of our net deferred tax assets. A benefit of $191 million related to income taxes and interest income was recognized due to the resolution of certain prior period tax matters during the first quarter of fiscal 2004.

•

Cash and cash equivalents and marketable securities decreased $308 million to $4.6 billion, primarily due to $324 million of cash used in operations during the first quarter of fiscal 2005. Annual employee incentives of approximately $600 million were paid during the quarter.

We continue to expect our market and our business to grow as customers invest in revenue-generating services and more efficient network operations. Mobility should remain a strong growth sector as service providers continue their transition to 3G networks for mobile high-speed data services. We will continue to invest in the key areas of convergence, manage the product cycle of declining mature technologies and focus on growth in next-generation areas like VoIP, broadband access and metro optical. We will continue to manage our cost and expense profile as we work on expanding our revenue base in each of our segments, as well as government and emerging markets outside of the United States. We continue to expect fiscal 2005 annual revenues to grow on a percentage basis in the mid-single digits, which we believe is at or above the market growth rate; we expect our annual gross margin rate on a percentage basis will be in the low 40’s; and we expect annual operating expenses as a percentage of revenue to be about 30%. Actual results could be different from these expectations.

       20	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our unaudited consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially from the estimated amounts. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, pension and postretirement benefits, income taxes, legal contingencies, receivables and customer financing, inventories, business restructuring and intangible assets. Our critical accounting estimates were discussed with our Audit and Finance Committee of the Board of Directors. For more information on critical accounting estimates, refer to the MD&A included in our Form 10-K for the year ended September 30, 2004, filed on December 3, 2004.

There were no accounting policies that were adopted during the first quarter of fiscal 2005 that had a material effect on our financial condition and results of operations.

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2004 VERSUS THREE MONTHS ENDED DECEMBER 31, 2003

Revenues

	Three months ended December 31,
(in millions)	2004		2003

Mobility	$1,152	49%	$966	43%
INS	645	28%	784	35%
Services	520	22%	466	20%
Other	18	1%	43	2%

Revenues	$2,335	100%	$2,259	100%

U.S.	$1,450	62%	$1,350	60%
Other Americas (Canada, Central & Latin America)	179	8%	85	4%
EMEA (Europe, Middle East & Africa)	321	14%	289	13%
APAC (Asia Pacific & China)	385	16%	535	23%

Revenues	$2,335	100%	$2,259	100%

Revenues increased by 3% during the first quarter of fiscal 2005, primarily due to a $186 million increase in Mobility and a $54 million increase in Services, partially offset by a $139 million decrease in INS. Patent licensing revenues are included in other revenues and declined by $20 million to $8 million. Refer to the segment discussion later in this MD&A for information on changes in revenues by segment and product.

The 7% increase in the U.S. was primarily due to higher spending by certain large service providers in 3G network investment and in general capacity growth. The increase in Other Americas was primarily due to the timing of CDMA projects in Brazil and Venezuela. The increase in EMEA was primarily due to UMTS data cards and foreign currency impacts in Europe. The 28% decrease in APAC was primarily due to obtaining previously delayed customer acceptances for a CDMA project in India during the first quarter of fiscal 2004 and lower voice networking sales in China, primarily Personal Handyphone Systems (“PHS”), during the first quarter of fiscal 2005.

Our revenues are subject to fluctuation as a result of changes in customer spending patterns and short-term capital requirements, as well as the timing of customer acceptances. Changes in foreign currency rates favorably impacted our consolidated revenues by approximately 1%.

       21	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin

	Three months ended December 31,
(in millions)	2004	2003

Gross margin	$984	$919
Gross margin rate	42%	41%

The gross margin rate increased by one percentage point in the first quarter of fiscal 2005. Increased sales of certain U.S. Mobility products with higher gross margin contributed to the gross margin rate improvement. Historically, our Mobility gross margin rate was higher than the INS and Services gross margin rates and our gross margin rate was also higher in the U.S. compared to non-U.S. regions.

Lower intellectual property licensing revenues unfavorably impacted the gross margin rate by approximately one percentage point. This impact was essentially offset by fixed costs being spread over higher revenue levels.

The net impact of provisions for slow moving and obsolete inventories; costs associated with customer and supplier contract settlements; adjustments to long-term contracts; costs associated with warranty; and certain customer obligations and product performance issues did not have a significant impact on the consolidated gross margin rate during the current and prior period, although each segment’s gross margin rate was impacted in the prior period.

Our gross margin rate is subject to fluctuation due to changes in volume or mix, the impact of significant inventory-related charges and revisions to estimates related to long-term contracts. In addition, our gross margin rate may be impacted by other factors, such as competitive pricing pressures, the initial impact of sales of next generation products, our efforts in entering emerging markets and our ability to continue to realize cost reductions.

Operating Expenses

	Three months ended December 31,
(in millions)	2004	2003

Marketing and sales (“M&S”)	$231	$193
General and administration (“G&A”)	161	148

Selling, general and administrative (“SG&A”) expenses, excluding the following two items:	392	341
Recovery of bad debts and customer financings	(11)	(14)
Amortization of other acquired intangible assets	4	—

SG&A	385	327
Research and development (“R&D”)	279	292
Business restructuring	1	29

Operating expenses	$665	$648

Although there were no significant changes in employee workforce levels, annual salary increases impacted the changes in operating expenses. The overall impact of a lower net pension, postretirement and postemployment benefit credit was essentially offset by lower accruals for employee incentive awards. However, the net effect slightly impacted M&S, G&A and R&D trends.

       22	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition, a $40 million reversal of payroll related liabilities was included during the current period. This reversal included $24 million related to the fiscal 2004 annual employee incentive awards, as those incentive payments were less than expected, and $16 million of out-of-period adjustments in connection with certain non-U.S. benefit plans. These reversals reduced operating expenses by $28 million and the remainder favorably impacted gross margin. In the prior period, a reversal of $12 million related to the fiscal 2003 annual employee incentive awards reduced operating expenses by $8 million and the remainder favorably impacted gross margin. The net impact of these reversals reduced the increase in SG&A by $9 million and accounted for most of the reduction in R&D.

SG&A

SG&A expenses were $51 million higher during the first quarter of fiscal 2005, excluding the impact of bad debts and customer financing and the amortization of other acquired intangible assets. Changes in SG&A included the effect of annual salary increases and higher sales compensation to support the global sales organization and Services growth initiatives, including the government market. Reserve reversals related to the expiration of a customer obligation and supplier settlement also reduced SG&A by approximately $15 million during the first quarter of fiscal 2004.

Recovery of bad debts and customer financings

Net recoveries were due to the favorable settlement of certain fully-reserved notes receivable and accounts receivable and significantly lower bad debt and customer financing exposure. These settlements generally occur as a result of the resolution of work-outs and consummation of bankruptcy proceedings. Further recoveries or charges may occur in the future.

Amortization of other acquired intangible assets

Goodwill of $374 million as of December 31, 2004, is not amortized, but is tested for impairment annually during the fourth quarter, or more often if an event or circumstance indicates that an impairment loss has been incurred. INS’s market conditions could lead to additional impairment tests which may result in future charges. The goodwill and other acquired intangible assets assigned to all of INS’s reporting units was $306 million as of December 31, 2004. Amortization of other acquired intangible assets was related to the acquisition of Telica in the fourth quarter of fiscal 2004.

R&D

Our continuing R&D investment is focused on enhancing and expanding our broad portfolio of leading edge technologies. In Mobility, our R&D investment is focused primarily on CDMA and UMTS next-generation technologies and includes expenses associated with UMTS product trials with certain customers. This investment continues to support our leadership position in spread-spectrum technology and our development of high-speed mobile data solutions. Our INS R&D investment supports a broad array of current and next-generation technologies, including VoIP, metro optical and broadband networking solutions. Together, Mobility and INS share R&D investment in a unified softswitch platform to support both wireless and wireline applications. Our R&D investment also supports reshaping our product portfolio to capture convergence opportunities and Bell Labs long-term research programs in such areas as computer science, materials science and bioengineering. We believe our current R&D spending levels and plans are aligned with current and expected market opportunities.

R&D decreased by $13 million during the first quarter of fiscal 2005. The decrease primarily related to changes in compensation and benefits discussed above. R&D increased by approximately $20 million in INS to support next generation products and was essentially constant in Mobility.

       23	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

R&D costs are charged to expense as incurred. However, the costs incurred for the development of computer software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. The amortization of these costs was reflected as a cost component in determining our gross margin. Unamortized software development costs determined to be in excess of the net realizable value of the product are expensed immediately and reflected in R&D if such determination is made prior to when the product is available for general release to the customer.

Costs capitalized were $59 million and $71 million during the three months ended December 31, 2004 and 2003, respectively. Amortization was $73 million and $64 million during the three months ended December 31, 2004 and 2003, respectively.

Business restructuring

	Three months ended December 31,
(in millions)	2004	2003

Employee separations	$(1)	$(13)
Contract settlements	(1)	(4)
Facility closings	3	47
Other	—	(2)

Restructuring costs	1	28
Asset write-downs	—	1

Net charge	$1	$29

Facility closing charges were primarily due to changes in estimates of costs and reductions in expected sublease rental income on certain properties resulting from changes in the commercial real estate market. Partially offsetting the charges were employee separation reversals and net contract settlement reversals. Employee separation charges were due to differences in the actual versus assumed demographics of separated employees, including the age, length of service and salaries. The net contract settlement reversals were the result of settlements of certain contractual obligations and purchase commitments for amounts lower than originally estimated.

We have essentially completed the restructuring actions but continue to evaluate the remaining restructuring reserves at the end of each reporting period. There may be additional charges or reversals, primarily related to estimates of facility closing costs. Actual costs have differed from estimated amounts in the past.

Refer to Note 4 to our unaudited consolidated financial statements for details on our business restructuring.

Pension, Postretirement and Postemployment Benefits

We maintain defined benefit pension plans covering the majority of employees and retirees, as well as postretirement benefit plans for retirees that include health care, dental benefits and life insurance coverage. Additionally, we offer various postemployment benefits to certain employees after employment but before retirement, including disability benefits, severance pay and workers’ compensation. Refer to Note 2 to our unaudited consolidated financial statements for further information.

	Three months ended December 31,
(in millions)	2004	2003

Pension benefit credit	$(242)	$(274)
Postretirement benefit cost	67	73

Net pension and postretirement credit	(175)	(201)
Postemployment benefit cost	18	12

Net pension, postretirement and postemployment benefit credit	$(157)	$(189)

       24	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Approximately two-thirds of these amounts are reflected in operating expenses, with the balance in costs used to determine gross margin. The changes in these amounts during the three months ended December 31, 2004 compared to the three months ended December 31, 2003 were primarily due to:

•	Reduction in the discount rate from 5.75% to 5.50% (5.25% for postretirement benefits).
•	Reduction in the market related value of plan assets.
•	Reduction in the expected rate of return on pension plan assets from 8.75% to 8.5% (5.72% for postretirement benefits).
•

Recognition of the prescription drug benefit under Medicare Part D of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) and expected reduction in plan participation rates as a result of recent experience and the Act.

•	Impact of the recent collective bargaining agreements that were ratified during December 2004.

Other Income (Expense), net and Interest Expense

	Three months ended December 31,
(in millions)	2004	2003

Legal settlements	$(71)	$(54)
Interest income	25	14
Interest income on tax settlements	5	68
Gain on sale of an investment	—	64
Other-than-temporary write-downs of investments	(6)	(3)
Loss on extinguishment of debt	(1)	(3)
Miscellaneous, net	2	(7)

Other income (expense), net	$(46)	$79

Interest expense	$89	$113

The legal settlement charge during the first quarter of fiscal 2005 was related to the increase in fair market value of warrants issued in connection with the global settlement of our shareowner lawsuits. Similar charges related to the changes in the estimated fair value of the warrants were recognized in the prior period. Refer to Note 10 to our unaudited consolidated financial statements for more information on legal settlements.

Interest income on tax settlements was related to our federal net operating loss carryback claim to AT&T’s 1996 year during the first quarter of fiscal 2005 and was related to the favorable resolution of certain prior year income tax audits during the first quarter of fiscal 2004.

The gain on sale of an investment during the first quarter of fiscal 2004 was primarily related to the maturity of a forward contract for the sale of Corning common stock we owned. We obtained the shares of Corning in connection with the sale of certain joint ventures associated with our Optical Fiber Solutions business in fiscal 2002.

The decrease in interest expense was primarily due to the extinguishment of approximately $290 million of debt during fiscal 2004 and the first quarter of fiscal 2005.

Income Taxes

Income taxes during the first quarter of fiscal 2005 and 2004 included the impact of maintaining a valuation allowance on substantially all of our net deferred tax assets. As a result, federal and certain state and non-U.S. income taxes attributable to pre-tax income were not provided. The $10 million income tax provision during the first quarter of fiscal 2005 included income taxes for certain non-U.S. jurisdictions.

       25	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The income tax benefit of $101 million during the first quarter of fiscal 2004 included a $123 million discrete federal income tax benefit primarily related to the favorable settlement of certain audit matters for certain years prior to our separation from AT&T. We also recognized other income of $68 million for interest related to these settlements.

We expect to continue to maintain a full valuation allowance on our remaining net deferred tax assets until an appropriate level of profitability is sustained or until we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets will be realizable.

We were profitable for six consecutive quarters beginning with the fourth quarter of fiscal 2003. If we continue to generate comparable profits we will no longer be in a U.S. cumulative loss position by the fourth quarter of fiscal 2005. We determine cumulative losses on a rolling twelve-quarter basis. If this occurs, we will consider the extent to which we can rely on income forecasts to support the realization of our net U.S. deferred tax assets. These income forecasts will be considered in conjunction with other positive and negative evidence, including our forecasts of taxable income over the applicable carryforward periods, our current financial performance, our market environment, and other factors, in evaluating the need for a full or partial valuation allowance. Similar analysis will continue to be performed in other jurisdictions where we are no longer in a cumulative loss position.

As a result, we may determine in fiscal 2005 that it is more likely than not that a portion of our net deferred tax assets is realizable and a portion of the valuation allowance should be reversed. Any reversal of valuation allowances will favorably impact our results of operations in the period of the reversal. In addition, federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income will be provided for in the period of the reversal and in subsequent periods, which will reduce net income.

Results of Operations by Segment

Mobility

	Three months ended December 31,
(in millions)	2004	2003	Change

U.S.	$855	$640	34%
Non-U.S.	297	326	(9%)

Total revenues	$1,152	$966	19%

Segment income	$390	$158	$232

Mobility revenues increased $186 million. U.S revenues increased $215 million primarily due to higher CDMA sales to Sprint and Verizon Wireless as they increased their 3G network investment for high speed mobile data services and additional subscriber capacity. These two customers accounted for 64% and 59% of total Mobility revenues during the first quarter of fiscal 2005 and 2004, respectively. Including these two customers, five customers accounted for 79% and 88% of Mobility’s revenues during the first quarter of fiscal 2005 and 2004, respectively. The $29 million decrease in the non-U.S. regions was due to lower sales as a result of obtaining previously delayed customer acceptances during the first quarter of fiscal 2004 for a CDMA project in India, partly offset by higher sales related to UMTS data cards in Europe and CDMA projects in Brazil and Venezuela.

Substantially all of our Mobility revenue is currently generated from CDMA technology. We were awarded our first commercial 3G UMTS contract in the U.S. to supply Cingular with network equipment, software and services for its national 3G rollout in November 2004. Revenues related to this UMTS contract are not expected to be significant during fiscal 2005. UMTS revenues to date have been limited to the sale of data cards. We continue to conduct third-generation UMTS / W-CDMA trials in the U.S. and China. We expect certain customers to continue to increase investments in mobile high-speed data equipment.

Consolidation is beginning to occur with several large U.S. wireless service providers. These events may impact our future revenue trends as these service providers assess potential technology migrations to common platforms or leverage excess capacity. These events may present opportunities for us to assist in integration

       26	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

efforts or to expand our products/services or technologies in certain networks where they were not previously utilized. Our future quarterly revenue trends may be volatile as a result of the high concentration of revenue among a limited number of customers and the resulting exposure to their spending patterns, as well as the timing of revenue recognition related to long-term contracts.

Segment income increased by $232 million. This improvement was driven by a $230 million increase in gross margin and a $2 million decrease in operating expenses. The gross margin increased due to the higher volume and a significant increase in the gross margin rate, which was driven by favorable product and geographic mix, continued cost reductions and lower charges related to a non-U.S. long term project in the prior period.

INS

	Three months ended December 31,
(in millions)	2004	2003	Change

Voice networking	$242	$347	(30%	)
Data and network management	200	229	(13%	)
Optical networking	203	208	(2%	)

Total revenues	$645	$784	(18%	)

U.S.	$281	$411	(32%	)
Non-U.S.	364	373	(2%	)

Total revenues	$645	$784	(18%	)

Segment income	$23	$210	$ (187)

INS revenues declined by $139 million, primarily due to a significant reduction in the U.S. The $130 million decrease in U.S. revenues was attributed to reductions in mature technology products, primarily circuit and asynchronous transfer mode (“ATM”) switching products within voice networking and data networking products. The reduced sales levels in the U.S. were spread across our large customers. Lower non-U.S. sales of $9 million primarily resulted from lower PHS sales in China. Five customers accounted for approximately 39% and 38% of INS revenues during the first quarter of fiscal 2005 and 2004, respectively.

Voice networking revenues declined by $105 million due primarily to $82 million of lower circuit switching products. Traditional circuit switching product sales are currently declining at a faster rate than the growth in next generation technologies. The decline is also more prevalent in the U.S., where certain customers are shifting their spending to other areas, such as broadband access (DSL). Circuit switching represented approximately 44% of voice networking revenues during the first quarter of fiscal 2005. In addition, lower PHS sales contributed to $25 million of the decline in voice networking products, as service providers in China have begun to curtail their spending in preparation for transitioning to 3G networks. PHS products accounted for 29% of voice networking product revenues during the first quarter of fiscal 2005. Data and network management revenues declined by $29 million due primarily to lower revenues from access and other data networking products, such as ATM switching products. Optical networking revenues decreased by $5 million as higher sales of long-haul optical products were more than offset by lower sales of metro-optical products.

Although customer-spending levels for INS products may not change significantly in the aggregate, the mix of what is purchased is likely to continue to change or fluctuate. Our future revenues will be impacted by our success in offering a product portfolio that effectively addresses customer needs. Our quarterly INS revenue levels may remain volatile and may continue to decline as customers carefully consider alternatives in transitioning to next generation networks.

       27	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment income declined by $187 million. This decline was driven by a $159 million decrease in gross margin and a $28 million increase in operating expenses. The lower gross margin was due to lower sales and a decline in the gross margin rate. The gross margin rate decreased due to fixed costs being spread over lower revenue levels, unfavorable geographic and product mix, higher inventory charges and software amortization during the first quarter of fiscal 2005 and certain reserve reversals and settlements recognized during the first quarter of fiscal 2004. Operating expenses increased due to additional operating expenses from Telica and R&D related to next generation products.

Services

	Three months ended December 31,
(in millions)	2004	2003	Change

U.S.	$295	$256	15%
Non-U.S.	225	210	7%

Total revenues	$520	$466	12%

Segment income	$74	$61	$13

Services revenues increased by $54 million. Revenues increased in the U.S. by $39 million and in the non-U.S. by $15 million. Five customers accounted for approximately 45% and 38% of Services revenues during the first quarter of fiscal 2005 and 2004, respectively.

The increase in revenues was due to higher professional services. Professional services increased primarily due to new government contracts. Deployment services, including services related to researching, selecting and preparing sites for placement of our customers’ wireless equipment also increased, although to a lesser extent.

Segment income increased by $13 million. This improvement was due to a $23 million increase in gross margin, partially offset by a $10 million increase in operating expenses. The higher gross margin resulted from an increase in the gross margin rate and higher revenues. The gross margin rate increased by two-percentage points as a result of lower average employee workforce levels. This impact was partially offset by $12 million resulting primarily from contingency workforce costs incurred as a result of the uncertainty surrounding the expiration of the collective bargaining agreements. Operating expenses increased due to higher sales and marketing expenses in order to expand worldwide service offerings.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities

Operating activities used $324 million of cash during the first quarter of fiscal 2005. This primarily resulted from net income of $181 million (adjusted for non-cash items of $7 million) offset by changes in other operating assets and liabilities of $392 million and higher working capital requirements of $113 million. The changes in other operating assets and liabilities included the payment of fiscal 2004 incentive awards of approximately $600 million, cash outlays for our restructuring program of $23 million and capitalized software of $59 million. These cash outlays were partially offset by $201 million of proceeds from our welfare benefits trust as a reimbursement for management health care contributions that were made during fiscal 2004. Cash flow from operating activities also included net tax payments of $21 million (including related interest). Operating activities used $257 million of cash during the first quarter of fiscal 2004.

       28	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Changes in working capital requirements (receivables, inventories and contracts in process, accounts payable and deferred revenue) used $113 million of cash during the first quarter of fiscal 2005. The changes in working capital during the first quarter of fiscal 2005 were primarily due to the timing of accounts payable disbursements. We periodically sell certain non-U.S. receivables with extended payment terms where it is cost effective to do so. We sold $84 million of receivables during the first quarter of fiscal 2005. This impact is reflected in the change in receivables. We also committed to extended billing terms on a limited basis, of which $301 million was outstanding as of December 31, 2004, an increase of $69 million during the first quarter of fiscal 2005. Our days sales outstanding was 55 days and 51 days and inventory turnover was 6.1 and 6.9 as of December 31, 2004 and September 30, 2004, respectively.

Generally, working capital requirements will increase or decrease with quarterly revenue levels. Historically, our working capital requirements have also been reduced through more favorable billing terms, collection efforts and streamlined supply chain operations. In addition to changes in working capital requirements, the timing of certain payments will also impact our quarterly cash flow. For example, while employee incentive awards are accrued throughout the fiscal year, they are usually paid during the first quarter of the subsequent fiscal year.

Investing activities

Investing activities used $729 million of cash during the first quarter of fiscal 2005. These activities included net purchases of marketable securities of $695 million and capital expenditures of $34 million, of which $16 million was for internal use software. We may continue to purchase marketable securities in an attempt to improve our investment returns. Investing activities used $159 million of cash during the first quarter of fiscal 2004, primarily due to net purchases of marketable securities.

Financing activities

Financing activities generated $32 million of cash during the first quarter of fiscal 2005. We used $21 million of cash to repay certain debt obligations. These repayments were made primarily in connection with the early extinguishment of debt securities. We also received net proceeds of $55 million from the issuance of approximately 18 million common shares for certain employee benefit plans. Financing activities used $6 million of cash during the first quarter of fiscal 2004 primarily due to the repayment of certain debt obligations and convertible securities offset in part by proceeds from the issuance of common stock for certain employee benefit plans.

Recapitalization program

We are currently authorized by our board of directors to issue shares of our common stock or use cash in exchange for our convertible securities and certain other debt obligations. Since the fourth quarter of fiscal 2002, we retired approximately $2.5 billion of our convertible securities and certain other debt obligations in exchange for approximately 643 million shares of our common stock and $757 million in cash, in separate, multiple and privately negotiated transactions. Most of these transactions reduced future obligations at a discount and reduced annual interest and dividend requirements. We may use cash or issue more of our common shares in similar transactions in the future. If our common stock is issued, it would result in additional dilution to our common shareowners. Subsequent to December 31, 2004, and through February 3, 2005, we retired $33 million of our debt obligations for approximately $35 million of cash.

Future capital requirements and funding sources

We do not expect our operations will generate cash on a sustainable basis until our pre-tax income exceeds the amount of net non-cash income items, which have been driven primarily by our pension credit. Our pension credit was $1.1 billion during fiscal 2004 and $242 million during the first quarter of fiscal 2005. Our cash requirements during the next few years are primarily related to funding our operations, capital expenditures, debt obligations and related interest and other matters discussed below. Our 7.25% notes of $437 million mature during the fourth quarter of fiscal 2006 and our 8% convertible securities of $817 million are redeemable at the option of the holder on August 2, 2007. We believe our cash and cash equivalents of $2.4 billion and marketable securities of $2.2 billion as of December 31, 2004, are sufficient to fund our cash requirements for

       29	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

fiscal 2005 as well as the following few years. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

On November 8, 2004, we received written confirmation from the IRS that the Congressional Joint Committee on Taxation approved our tentative agreement with the IRS that allowed for a tax refund of approximately $816 million (plus statutory interest to the date of payment). We expect to receive the refund during fiscal 2005, following completion of the IRS’s audit of our 2001 federal income tax return. The refund will be paid by the IRS to AT&T and, under our tax sharing agreements with AT&T, would then be payable by AT&T to us. We do not believe there are any other matters that would impact the refund claim.

The cash requirements of our restructuring program are $2.6 billion, of which $2.4 billion had been paid through December 31, 2004. The remaining cash requirement is expected to be paid over several years, including approximately $100 million during fiscal 2005. This cash requirement is primarily for lease obligations, which are net of expected sublease rental income of approximately $134 million. Our cash requirements could increase in the future years if we do not receive this expected income.

We currently do not expect to make contributions to our qualified U.S. pension plans in fiscal 2005 and fiscal 2006. We are unable to provide an estimate of future funding requirements beyond fiscal 2006 for our U.S. pension plans. Based on our actuarial projections, we believe it is unlikely that any required contributions would have a material effect on our liquidity during fiscal 2007 through fiscal 2009 based upon current law. Legislative changes were recently proposed that would impact U.S pension plans, if adopted. These proposals would alter the manner in which liabilities are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to underfunded pension plans would be made. The proposals are still in the early stages and many details will need to be specified, and then approved by Congress. However, the funding requirements for our U.S. pension plans could be significantly affected by these proposed changes, if adopted. Annual contributions to our non-qualified and non-U.S. pension plans are expected to be approximately $50 million in each of the next five fiscal years.

We currently provide retiree health care benefits for our retirees in the United States. These benefits are provided under a single plan covering 48,000 management retirees and 71,000 formerly represented retirees as well as an additional 81,000 dependents of retirees. The plans for management and formerly represented retirees are accounted for separately. Historically, retiree health care benefits were funded through plan assets set aside in trusts and transfers of excess pension assets. There are currently no plan assets available in these trusts to fund the obligations of the management retirees. There are approximately $900 million of assets in the trust that is available to fund the obligations of the formerly represented retirees as of December 31, 2004, including approximately $400 million of plan assets that were set aside in a welfare benefits trust during fiscal 2005.

We are permitted to transfer pension plan assets that are in excess of 125% of pension plan obligations under Section 420 of the Internal Revenue Code to fund retiree health care benefits. The funding levels were below the required thresholds that would allow for Section 420 transfers in either of our U.S. pension plans as of the January 1, 2004 valuation date. The next valuation date is January 1, 2005, however, the calculations are not completed yet. Our cumulative Section 420 transfers during the past several years were $1.9 billion, although no transfers were made within the management retiree plan since fiscal 2002 or within the formerly represented retiree plan since fiscal 2003. If a Section 420 transfer is made, we are required to maintain a certain level of cost per participant for a period of five years beginning with the year of transfer. As a result, although these excess pension asset transfers can help fund retiree health care benefits, they limit the ability to implement effective cost reductions in the future. Together with our unions, we expect to seek legislative changes to allow more flexibility regarding this aspect of cost maintenance. If we are successful in obtaining the legislative changes, we believe that a majority of our funding requirements for formerly represented retirees could be addressed through Section 420 transfers based on current actuarial assumptions. However, no assurances can be given that we will be successful in these efforts. If the legislative changes are not obtained by September 1,

       30	Form 10-Q - Part I

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

2006, our obligation to fund a $400 million trust for represented retiree health care by 2012 terminates, and we can change the level of the subsidy for represented retiree health care at our sole discretion beginning January 1, 2007.

Our expected funding requirements for retiree health care benefits are expected to be $226 million, $243 million, $438 million, $563 million and $533 million during fiscal 2005 and the next four consecutive fiscal years, respectively. These amounts exclude potential Section 420 transfers, but include the expected impact from the recently ratified collective bargaining agreements and expected annual Medicare Part D subsidies of approximately $60 million beginning in fiscal 2007. These expected funding requirements are subject to change.

As discussed in more detail in Note 10 to our unaudited consolidated financial statements, we were required to pay $315 million of our shareowner litigation settlement with cash, common stock or a combination of both, at our option. On December 24, 2003, we deposited 33 million shares of our common stock into escrow, representing the initial $100 million payment of the settlement amount. We paid the remaining $215 million in cash in January 2005.

In December 2004, we filed a registration statement to register 200 million shares of our common stock that may be purchased upon the exercise of the warrants we issued as part of the settlement proceeds for our shareowner litigation.

We have effective shelf registration statements with the SEC for the issuance of up to approximately $1.9 billion of securities, including shares of common stock and preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units.

Customer financing commitments

We may provide or commit to additional customer financings on a limited basis. We are focusing on the larger service providers that typically have less demand for such financing. We carefully review requests for customer financing on a case-by-case basis. Such review assesses the credit quality of the individual borrowers, their respective business plans and market conditions. We also assess our ability to sell or transfer the undrawn commitments and drawn borrowings to unrelated third parties. Our net exposure for customer financing commitments was not material as of December 31, 2004.

       31	Form 10-Q - Part I

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

RISK MANAGEMENT

We are exposed to market risk from changes in foreign currency exchange rates, interest rates and equity prices. We manage our exposure to risk from changing exchange rates and interest rates through the use of derivative financial instruments, coupled with other strategies. Our risk management objective is to minimize the effects of volatility on our cash flows by identifying the assets, liabilities or forecasted transactions exposed to these risks and hedging them. Hedges may be achieved either by forward or option contracts, swap derivatives, or terms embedded into certain contracts that affect the ultimate amount of cash flows under the contract. The gains and losses on these exposures are generally offset by reciprocal changes in the value of the hedging instruments when used because there is a high correlation between the hedging instruments and the underlying exposures. We use derivative financial instruments as risk management tools and not for trading or speculative purposes. Generally, price risk on equity holdings is not hedged.

Foreign currency risk

As a multinational company, we conduct our business in a wide variety of currencies and are therefore subject to market risk for changes in foreign exchange rates. We use foreign exchange forward and option contracts to minimize exposure to the risk of the eventual net cash inflows and outflows resulting from foreign currency denominated transactions with customers, suppliers and non-U.S. subsidiaries. Our objective is to hedge all types of foreign currency risk to preserve our cash flows, but we generally do not expect to designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. Cash inflows and outflows denominated in the same foreign currency are netted on a legal entity basis or at the corporate level. The corresponding net cash flow exposure is appropriately hedged. To the extent that the forecasted cash flow exposures are overstated or understated or if there is a shift in the timing of the anticipated cash flows during periods of currency volatility, we may experience unanticipated currency gains or losses. We do not hedge our net investment in non-U.S. entities because we view those investments as long-term in nature.

Interest rate risk

We are exposed to various forms of interest rate risk. The fair value of our fixed-rate available-for-sale marketable securities and the interest income earned on our cash and cash equivalents may fluctuate as interest rates change. In addition, if interest rates remain low, we may forgo the opportunity to obtain more favorable interest rates on borrowings due to our fixed rate debt obligations. Our objective is to mitigate the variability of cash inflows and outflows resulting from interest rate fluctuations by maintaining a balanced mix of fixed and floating-rate debt and investments. We mitigate our interest rate risk by entering into interest rate swaps on a portion of our debt obligations to make them variable-rate debt instruments and by including fixed-rate assets in our investment portfolio. We also expect that these transactions will reduce our overall cost of borrowing and increase investment returns.

As of December 31, 2004, we had interest rate swaps where we received fixed interest rates (5.5% and 7.25%) and paid floating rates based upon the three and six-month LIBOR rates plus agreed upon spreads (ranging from 1.72% to 2.89%) on notional amounts aggregating $600 million. As of December 31, 2004, the three and six-month LIBOR rates were 2.56% and 2.78%, respectively. We do not foresee any significant changes in our interest rate risk management strategy or in our exposure to interest rate fluctuations.

Equity price risk

Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale and other strategic equity holdings in privately held companies and venture funds. These securities are exposed to price fluctuations and are generally concentrated in high-technology industries. The carrying values of our available-for-sale equity securities and privately held securities were $2 million and $71 million as of December 31, 2004, respectively. We generally do not hedge our equity price risk due to hedging restrictions imposed by the issuers, illiquid capital markets or our inability to hedge non-marketable equity securities in privately held companies.

       32	Form 10-Q - Part I

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the three months ended December 31, 2004 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

       33	Form 10-Q - Part II

Part II – Other Information

Item 1.   Legal Proceedings.

Information about legal proceedings is set forth in Note 10 to the unaudited consolidated financial statements included in this report.

Item 6.   Exhibits.

See Exhibit Index on page 35 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

       34	Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lucent Technologies Inc. Registrant

Date: February 4, 2005

/s/ John A. Kritzmacher

John A. Kritzmacher Senior Vice President and Controller (Principal Accounting Officer)

       35	Form 10-Q

Exhibit Index
Exhibit Number	Description

31.1	Certification of Patricia F. Russo required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Frank A. D’Amelio required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32	Certification of Patricia F. Russo and Frank A. D’Amelio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.