Form 10-Q
period 2005-03-31
LUCENT TECHNOLOGIES INC
filed 2005-05-04
CIK 1006240

AS FILED WITH THE SEC ON MAY 4, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission file number 001-11639

LUCENT TECHNOLOGIES INC.

A Delaware	I.R.S. Employer
Corporation	No. 22-3408857

600 Mountain Avenue, Murray Hill, New Jersey 07974

Telephone Number: 908-582-8500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No_____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X    No______

At April 30, 2005, 4,430,154,451 common shares were outstanding.

       2	Form 10-Q - Part I

       3	Form 10-Q - Part I

PART 1 — Financial Information

Item 1. Financial Statements

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Revenues:
Products	$1,836	$1,715	$3,651	$3,508
Services	499	479	1,019	945

Total revenues	2,335	2,194	4,670	4,453

Costs:
Products	980	882	1,941	1,863
Services	380	374	770	733

Total costs	1,360	1,256	2,711	2,596

Gross margin	975	938	1,959	1,857
Operating expenses:
Selling, general and administrative	423	315	808	642
Research and development	292	325	571	617
Business restructuring	(8)	(17)	(7)	12

Total operating expenses	707	623	1,372	1,271

Operating income	268	315	587	586
Other income (expense), net	43	(172)	(3)	(93)
Interest expense	85	97	174	210

Income before income taxes	226	46	410	283
Income taxes	(41)	(22)	(31)	(123)

Net income	267	68	441	406
Conversion and redemption cost - 8.00% preferred stock	—	—	—	(1)
Preferred stock dividends and accretion	—	—	—	12

Net income applicable to common shareowners	$267	$68	$441	$417

Net income per share applicable to common shareowners:
Basic	$0.06	$0.02	$0.10	$0.10
Diluted	$0.06	$0.02	$0.09	$0.09
Weighted average common shares outstanding:
Basic	4,421	4,255	4,412	4,218
Diluted	5,047	4,346	5,013	4,784

See Notes to Unaudited Consolidated Financial Statements.

       4	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	March 31, 2005	September 30, 2004
ASSETS
Cash and cash equivalents	$1,967	$3,379
Marketable securities	798	858
Receivables, net	1,544	1,359
Inventories	882	822
Other current assets	1,615	1,813

Total current assets	6,806	8,231
Marketable securities	1,342	636
Property, plant and equipment, net	1,302	1,376
Prepaid pension costs	5,684	5,358
Goodwill and other acquired intangibles, net	427	434
Other assets	856	928

Total assets	$16,417	$16,963

LIABILITIES
Accounts payable	$738	$872
Payroll and benefit-related liabilities	828	1,232
Debt maturing within one year	—	1
Other current liabilities	1,855	2,361

Total current liabilities	3,421	4,466
Postretirement and postemployment benefit liabilities	4,878	4,881
Pension liabilities	1,668	1,874
Long-term debt	4,722	4,837
Liability to subsidiary trust issuing preferred securities	1,152	1,152
Other liabilities	1,055	1,132

Total liabilities	16,896	18,342
Commitments and contingencies

SHAREOWNERS' DEFICIT
Preferred stock—par value $1.00 per share; authorized shares: 250; issued and outstanding: none	—	—
Common stock—par value $.01 per share;
Authorized shares: 10,000; 4,437 issued and 4,427 outstanding shares as of
March 31, 2005, and 4,396 issued and 4,395 outstanding shares as of September
30, 2004	44	44
Additional paid-in capital	23,433	23,005
Accumulated deficit	(20,352)	(20,793)
Accumulated other comprehensive loss	(3,604)	(3,635)

Total shareowners' deficit	(479)	(1,379)

Total liabilities and shareowners' deficit	$16,417	$16,963

See Notes to Unaudited Consolidated Financial Statements.

       5	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ DEFICIT
(Amounts in Millions)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareowners' Deficit
Balance as of September 30, 2004	4,395	$44	$23,005	$(20,793)	$(3,635)	$(1,379)
Net income				441		441
Minimum pension liability adjustment					(4)	(4)
Foreign currency translation adjustments					47	47
Unrealized holding losses on investments					(12)	(12)
Issuance of warrants to purchase common stock in
connection with settlement of shareowner lawsuits			323			323
Issuance of common stock related to employee benefit
plans	28		89			89
Issuance of common stock related to Telica
acquisition	3		8			8
Other	1		8			8

Balance as of March 31, 2005	4,427	$44	$23,433	$(20,352)	$(3,604)	$(479)

See Notes to Unaudited Consolidated Financial Statements.

       6	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six months ended March 31,
	2005	2004
Operating activities:
Net income	$441	$406
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	310	345
Recovery of bad debts and customer financings	(22)	(113)
Deferred income taxes	(21)	(12)
Pension credit	(486)	(554)
Other adjustments for non-cash items	117	221
Changes in operating assets and liabilities:
Receivables	(150)	(45)
Inventories and contracts in process	(23)	(87)
Accounts payable	(151)	(84)
Deferred revenue	112	240
Other operating assets and liabilities	(803)	(164)

Net cash (used in) provided by operating activities	(676)	153

Investing activities:
Capital expenditures	(77)	(61)
Net purchases of marketable securities	(662)	(569)
Other investing activities	—	36

Net cash used in investing activities	(739)	(594)

Financing activities:
Repayments of long-term debt	(101)	(228)
Issuance of common stock	85	162
Repayments of preferred stock	—	(21)
Other financing activities	4	8

Net cash used in financing activities	(12)	(79)
Effect of exchange rate changes on cash and cash equivalents	15	28

Net decrease in cash and cash equivalents	(1,412)	(492)
Cash and cash equivalents at beginning of year	3,379	3,821

Cash and cash equivalents at end of period	$1,967	$3,329

Income tax refunds (payments), net	$(58)	$35
Interest payments	$(174)	$(192)

See Notes to Unaudited Consolidated Financial Statements.

       7	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

Lucent Technologies Inc.’s (referred to in this report as the “Company”, “we”, “us”, “our” or “Lucent”) unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation of consolidated results of operations, financial position and cash flows as of and for the periods presented.

We settled two pending lawsuits subsequent to our second quarter of fiscal 2005 earnings release. The impact of these settlements reduced our previously released net income by $15 million during the three and six months ended March 31, 2005. The previously released diluted earnings per share was also reduced from 10 cents per share to nine cents per share during the six months ended March 31, 2005.

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

A $40 million reversal of payroll and benefit-related liabilities was included in our results of operations during the first quarter of fiscal 2005. This reversal included $24 million related to the fiscal 2004 annual employee incentive awards, as those incentive payments were less than expected, and $16 million of out-of-period adjustments in connection with certain non-U.S. benefit plans.

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2004 included in our Annual Report on Form 10-K, filed on December 3, 2004. Certain reclassifications were made to conform to the current period presentation.

2. PENSION AND POSTRETIREMENT BENEFITS

The following tables summarize the components of the pension and postretirement benefits:

	Pension benefits
	Three months ended March 31,		Six months ended March 31,
(in millions)	2005	2004	2005	2004
Service cost	$40	$38	$79	$77
Interest cost	414	429	828	858
Expected return on plan assets	(726)	(767)	(1,448)	(1,530)
Amortization of prior service cost	23	17	42	35
Amortization of actuarial losses	4	1	9	3
Termination benefits	1	-	1	-
Curtailments	-	1	-	-
Settlements	-	1	3	3

Benefit credit	$(244)	$(280)	$(486)	$(554)

	Postretirement benefits
	Three months ended March 31,		Six months ended March 31,
(in millions)	2005	2004	2005	2004
Service cost	$2	$2	$4	$4
Interest cost	85	116	170	233
Expected return on plan assets	(24)	(41)	(49)	(82)
Amortization of prior service cost	(7)	(24)	(9)	(48)
Amortization of actuarial losses	8	19	15	38

Benefit cost	$64	$72	$131	$145

       8	Form 10-Q - Part I

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, the following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock options had been applied in measuring compensation cost. No tax benefits were attributed to the stock-based employee compensation expense during the periods presented below, because valuation allowances were maintained on substantially all of our net deferred tax assets.

	Three months ended March 31,		Six months ended March 31,
(in millions, except per share amounts)	2005	2004	2005	2004
Net income	$267	$68	$441	$406
Add: Stock-based employee compensation expense
included in as reported net income	2	1	9	6
Deduct: Total stock-based employee compensation
expense determined under the fair value based method	(77)	(109)	(161)	(216)

Pro forma net income	$192	$(40)	$289	$196

Net income per share applicable to common shareowners:
As reported:
Basic	$0.06	$0.02	$0.10	$0.10
Diluted	$0.06	$0.02	$0.09	$0.09
Pro forma:
Basic	$0.04	$(0.01)	$0.07	$0.05
Basic	$0.04	$(0.01)	$0.06	$0.05

During December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. As amended by the SEC on April 14, 2005, this standard is effective for annual periods beginning after June 15, 2005, (our first quarter of fiscal 2006) and includes two transition methods. Upon adoption, we will be required to use either the modified prospective or the modified retrospective transition method. Under the modified retrospective approach, the previously reported amounts are restated for all periods presented to reflect the SFAS 123 amounts in the income statement. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. The unrecognized compensation expense associated with these unvested awards is expected to be approximately $100 million as of September 30, 2005 that would be amortized over a weighted-average period of approximately 1.5 years. We are currently evaluating the impact of this standard and its transitional alternatives.

4. BUSINESS RESTRUCTURING

	Employee	Contract	Facility
(in millions)	separations	settlements	closings	Total
Restructuring reserve as of September 30, 2004	$10	$8	$202	$220
Revisions to prior year plans	(4)	(2)	(1)	(7)
Utilization of reserves	(3)	(4)	(33)	(40)

Restructuring reserve as of March 31, 2005	$3	$2	$168	$173

       9	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Facility closing charges were recognized under the restructuring program for the expected remaining future cash outlays associated with trailing lease liabilities, lease termination payments and expected restoration costs in connection with plans to reduce a significant number of leased facilities. The remaining liability is expected to be paid over the remaining lease terms and is reflected net of expected sublease income of $137 million. Additional charges may be required in the future if the expected sublease income is not realized.

5. SUPPLEMENTARY BALANCE SHEET INFORMATION

	March 31,	September 30,
(in millions)	2005	2004
Completed goods	$617	$604
Work in process	45	49
Raw materials	220	169

Inventories, net of reserves of $716 as of March 31, 2005 and
$710 as of September 30, 2004	$882	$822

Costs and recognized income not yet billed	$80	$106
Billings in excess of costs and recognized income	(178)	(208)

Contracts in process reflected in other current liabilities	$(98)	$(102)

Income tax receivables, including related interest	$928	$868
Non-trade receivables	123	360
Deferred income taxes	286	197
Prepaid expenses	218	187
Restricted cash	40	148
Forward contracts receivable	4	24
Other	16	29

Other current assets	$1,615	$1,813

Marketed software	$264	$284
Internal use software	129	142
Restricted cash	119	125
Non-trade receivables	20	62
Investments	68	77
Retainage receivables	18	16
Other	238	222

Other assets	$856	$928

Deferred revenue	$708	$593
Shareholder lawsuit settlement	—	572
Warranty	210	221
Contracts in process	98	102
Business restructuring	61	88
Other	778	785

Other current liabilities	$1,855	$2,361

Deferred income taxes	$244	$178
Deferred compensation	109	155
Business restructuring	109	122
Environmental	72	83
Warranty	71	76
Minority interests	50	35
Other, including contingencies	400	483

Other liabilities	$1,055	$1,132

       10	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the changes in the carrying value of goodwill and other acquired intangible assets from September 30, 2004 to March 31, 2005 by reportable segment. Goodwill relating to messaging products was reclassified from the INS segment to the Mobility segment as a result of changes in our segment reporting structure effective October 1, 2004.

	Goodwill				Other
					acquired
					intangible
(in millions)	INS	Mobility	Services	Total	assets
As of September 30, 2004	$257	$25	$91	$373	$61
Amortization	—	—	—	—	(8)
Reclassification/Other	(7)	7	1	1	—

As of March 31, 2005	$250	$32	$92	$374	$53

7. COMPREHENSIVE INCOME

The components of other comprehensive income are summarized below. Foreign currency translation adjustments are generally not adjusted for income taxes, as they relate to indefinite investments in non-U.S. subsidiaries.

	Three months ended		Six months ended
	March 31,		March 31,
(in millions)	2005	2004	2005	2004
Net income	$267	$68	$441	$406
Minimum pension liability adjustment	—	—	(4)	(4)
Foreign currency translation adjustments	(52)	(17)	47	32
Unrealized holding (losses) gains on investments	(10)	—	(12)	1
Reclassification adjustment for realized gains on investments	—	—	—	(75)

Comprehensive income	$205	$51	$472	$360

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

       11	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the computation of basic and diluted EPS:

	Three months ended		Six months ended
	March 31,		March 31,
(in millions, except per share amounts)	2005	2004	2005	2004
Net income	$267	$68	$441	$406
Conversion and redemption cost - 8.00% convertible securities	—	—	—	(1)
Preferred stock dividends and accretion	—	—	—	12

Net income applicable to common shareowners - basic	$267	$68	$441	$417
Adjustment for dilutive securities on net income:
Interest expense related to 2.75% convertible securities	11	—	22	22

Net income applicable to common shareowners - diluted	$278	$68	$463	$439

Weighted average shares outstanding - basic	4,421	4,255	4,412	4,218
Effect of dilutive securities:
Stock options	62	91	69	75
Warrants	28	—	20	—
2.75% convertible securities	536	—	512	491

Weighted average shares outstanding - diluted	5,047	4,346	5,013	4,784

EPS:
Basic	$0.06	$0.02	$0.10	$0.10
Diluted	0.06	0.02	0.09	0.09

The following table summarizes the potential shares of common stock that were excluded from the diluted per share calculation, because the effect of including these potential shares would be antidilutive.

	Three months ended		Six months ended
	March 31,		March 31,
(in millions)	2005	2004	2005	2004
8% convertible securities	269	210	250	252
7.75% convertible securities	238	238	238	238
2.75% convertible securities	—	418	—	—

Total potentially dilutive shares	507	866	488	490

Stock options excluded from the diluted per share because the exercise
price was greater than the average market price of the common shares	317	235	281	248

9. OPERATING SEGMENTS

The accounting policies of the reportable segments are the same as those applied in the unaudited consolidated financial statements. The reportable segments are Mobility Solutions (“Mobility”), Integrated Network Solutions (“INS”) and Lucent Worldwide Services (“Services”).  Mobility provides software and wireless equipment to support radio access and core networks. INS provides a broad range of software and wireline equipment related to voice networking (primarily consisting of switching products, which we sometimes refer to as convergence solutions), data and network management (primarily consisting of access and related data networking equipment and operations support software) and optical networking. Services is a worldwide organization that provides deployment, maintenance, professional and managed services in support of both our product offerings as well as multivendor networks.

       12	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Beginning October 1, 2004, results for messaging products are reflected in the Mobility segment rather than the INS segment. We reclassified our segment results prior to fiscal 2005 to conform to our current segment structure.

Recent organizational changes related to combining our mobility and wireline businesses into a single unit, called the Network Solutions Group, were announced April 19, 2005. These changes are in the process of being implemented and may impact our current reportable segment structure in the future.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures include the revenues, costs and expenses directly controlled by each reportable segment and exclude the following:

•	Global sales organization expenses.

•	Certain costs related to shared services, such as general corporate functions, which are managed on a common basis in order to realize economies of scale and efficient use of resources.

•	Certain personnel compensation and benefits, including most of the impacts related to pension, postretirement and postemployment benefits, differences between the actual and budgeted benefit rates and differences between actual and budgeted employee incentive awards.

•	Bad debt and customer financing expenses and recoveries.

•	Business restructuring.

•	Revenues and expenses associated with licensing and protecting intellectual property rights.

•	Certain other general and miscellaneous costs and expenses not directly used in assessing the performance of the operating segments, including impairment or amortization of goodwill and other acquired intangible assets related to acquisitions completed prior to fiscal 2004.

	Three months ended		Six months ended
	March 31,		March 31,
(in millions)	2005	2004	2005	2004
Revenues
Mobility	$1,202	$967	$2,354	$1,933
INS	589	721	1,234	1,505
Services	499	479	1,019	945

Reportable segments	2,290	2,167	4,607	4,383
Other	45	27	63	70

Revenues	$2,335	$2,194	$4,670	$4,453

Operating income
Mobility	$404	$370	$794	$528
INS	(12)	73	11	283
Services	57	59	131	120

Reportable segments	449	502	936	931
Global sales organization	(144)	(130)	(288)	(244)
Shared services such as general corporate functions	(291)	(293)	(566)	(584)
Unallocated personnel costs and benefits	242	160	523	407
Recovery of bad debts and customer financings	11	99	22	113
Business restructuring	8	17	7	(12)
Other	(7)	(40)	(47)	(25)

Operating income	$268	$315	$587	$586

Two customers accounted for 33% and 10% of consolidated revenues during the three months ended March 31, 2005 and 28% and 13% of consolidated revenues during the six months ended March 31, 2005. Two customers accounted for 29% and 8% of consolidated revenues during the three months ended March 31, 2004 and 25% and 11% of consolidated revenues during the six months ended March 31, 2004.

       13	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits, and other claims, including proceedings by government authorities. In addition, we may be subject to liabilities of some of our former affiliates under separation agreements with them. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, unless otherwise indicated, we are unable to estimate the ultimate aggregate amounts of monetary liability or ranges of possible losses with respect to our pending litigation matters as of March 31, 2005. The resolution of these matters could have a material impact on our consolidated results of operations, financial position and cash flows. Although no individual item was material to our consolidated results of operations, charges of $43 million were recognized during the three months ended March 31, 2005, primarily due to changes in estimates related to the settlement of various litigation matters.

Securities and Related Cases

We settled the majority of our assorted securities, ERISA and derivative class action and other related lawsuits against us and certain of our current and former directors, officers and employees. The settlement covers all claims generally relating to the purchase of Lucent securities during different class periods and is a global settlement of 53 separate lawsuits, including a consolidated shareowner class action lawsuit in the U.S. District Court of New Jersey, and related ERISA, bondholder, derivative, and other state securities cases. Under the settlement agreement, we paid $315 million, consisting of $100 million in common stock (approximately 33 million shares) that was deposited in escrow in December 2003, and $215 million in cash, that was paid in January 2005. We also issued warrants to purchase 200 million shares of our common stock in December 2004. The warrants have an exercise price of $2.75 per share and expire on December 10, 2007. The warrants were valued at $323 million upon issuance. A charge of $71 million was recognized due to changes in the estimated fair value of the warrants during the first quarter of fiscal 2005. We also paid $5 million for the cost of settlement administration plus certain other costs involved in the issuance of securities. We continue to pursue our claim against one of our fiduciary insurance carriers that provided coverage up to $20 million.

We will defend any lawsuits that may be brought by parties that have opted out or that were not part of the settlement. We and certain of our current and former officers and directors were defendants in two such actions in the U.S. District Court in New Jersey, Staro Asset Management, LLC v. Lucent Technologies Inc. et al., and Florida State Board of Administration v. Lucent Technologies Inc. et al., alleging violations of federal securities laws. These two cases were settled. Other cases have been and may continue to be brought by individual investors who opted out of the settlement.

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

Employment and Benefits Related Cases

We have implemented various actions to address the rising costs of providing retiree health care benefits and the funding of our pension plans. These actions have led to the filing of cases against us and may lead to the filing of additional cases. Purported class action lawsuits have been filed against us in connection with the elimination of the death benefit from our U.S. management pension plan in early 2003. Three such cases have been consolidated into a single action pending in the US. District Court in New Jersey, captioned In Re Lucent Death Benefits ERISA Litigation. The elimination of this benefit reduced our future pension obligations by approximately $400 million. The benefit was paid out of the pension plan assets to certain qualified surviving dependents, such as spouses or dependent children of management retirees. The case alleges that we wrongfully terminated this death benefit and requests that it be reinstated, along with other remedies. Another such case, Chastain, et al. v. AT&T, was filed in the U.S. District Court in the Western District of Oklahoma. The Chastain case also involves claims related to changes to retiree health care benefits.

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

Intellectual Property Cases

We are defendants in various cases in which third parties claim infringement of their patents, including certain cases where infringement claims have been made against our customers in connection with products we have provided to them. In the case of Tantivy Communications, Inc. v. Lucent Technologies, pending in the U.S. District Court in Texas, the plaintiff filed suit in connection with nine of their U.S. patents. The plaintiff has identified several of our products as potentially infringing their patents, including our 3G CDMA2000 1xEV-DO and 3G CDMA2000 1xRTT systems. This case is scheduled for trial in September 2005.

Other Matters

We are involved in commercial disputes with customers, suppliers, subcontractors and other parties. These matters generally involve claims for monetary damages for breach of contract or breach of warranty or similar claims in the normal course of business. While many of these disputes are settled amicably without litigation, some of these matters have resulted in lawsuits being filed against us. The condition of the telecommunications market in the past several years and the insolvency or failure of numerous service providers has led to more claims and disputes resulting in litigation. The following is a description of significant pending litigation related to these matters.

       15	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A lawsuit involving investors in Actel Integrated Communications was filed against us seeking $60 million in damages and punitive damages, claiming we misled these investors as to certain technology which influenced their decision to invest in Actel. This case, Sandler Capital Partners IV, L.P. et al. v. Lucent Technologies, filed in New York State Court, is in the discovery phase. During fiscal 2004, we settled cases filed against us by Actel. In addition, two other cases were filed against us alleging that we failed to deliver working products related to this technology: Maxcess, Inc. v. Lucent Technologies Inc. et al., filed in the U.S. District Court for the Middle District of Florida, and Official Plan Committee of Omniplex, Inc. v. Lucent Technologies Inc., filed in Missouri State Court. The claims against us in the Maxcess case have been dismissed, and the plaintiff has appealed this decision. The complaint in the Omniplex case seeks damages in excess of $80 million and punitive damages. The Omniplex case is in the discovery phase.

We are a defendant in an adversary proceeding filed in U.S. Bankruptcy Court in Delaware by Winstar and Winstar Wireless, Inc. in connection with the bankruptcy of Winstar and various related entities. The complaint asserts claims for breach of contract and other claims against us and seeks compensatory damages of approximately $60 million, as well as costs and expenses associated with litigation. Many of the claims against us have been dismissed but others are still pending. The complaint also seeks recovery of a payment to us of approximately $190 million in December 2000, plus interest. The trial for the case is currently in progress.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We remain secondarily liable for approximately $234 million of lease obligations as of March 31, 2005, that were assigned to Avaya, Agere and purchasers of our other businesses. The remaining terms of these assigned leases and our corresponding guarantees range from one month to 15 years. The primary obligor under assigned leases may terminate or restructure the lease obligation before its original maturity and thereby relieve us of our secondary liability. We generally have the right to receive indemnity or reimbursement from the assignees and have not reserved for losses on this form of guarantee.

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

(in millions)	2005	2004
Reserve as of September 30	$297	$330
Accruals for warranties	21	32
Payments	(37)	(35)

Reserve as of March 31	$281	$327

       17	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Environmental Matters

Our current and historical operations are subject to a wide range of environmental laws. In the United States, these laws often require parties to fund remedial action regardless of fault. We have remedial and investigatory activities underway at numerous current and former facilities.

Environmental reserves of $108 million have been established for environmental liabilities that can be reasonably estimated as of March 31, 2005. These reserves are not discounted to present value. We have receivables of $26 million with respect to environmental matters due from third-party indemnitors as of March 31, 2005. Receivables are recorded only if the indemnitors have agreed to pay the claims and management believes collection of the receivables is reasonably assured. Environmental matters did not have a significant impact on our consolidated results of operations, financial position and cash flows for all periods presented.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities, due to the above factors and the lengthy time periods involved in resolving them, which may be up to 30 years or longer. Although we believe that our reserves are currently adequate, there can be no assurance that the amount of capital expenditures and other expenses that will be required for remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of amounts provided for as of March 31, 2005 cannot be reasonably estimated.

       18	Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

EXECUTIVE SUMMARY

We design and deliver the systems, software and services that drive next generation communications networks. Supported by Bell Labs research and development, we use our strengths in mobility, optical, access, data and voice networking technologies, as well as services, to create new revenue-generating opportunities for our customers, while enabling them to quickly deploy and better manage their networks. Our customer base includes communications service providers, governments and enterprises worldwide.

There has been some consolidation among service providers as they look to expand their scope and scale while improving cost efficiencies. This industry dynamic presents both challenges and opportunities for equipment vendors. One potential challenge may come in the form of rationalized capital spending in the future. However, there will also be opportunities, as carriers will require assistance integrating these large, complex networks. Also, depending on the service providers involved, some of the consolidation will enable certain vendors to extend their reach into customers that were previously focused on different technologies or areas.

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

Within this environment, service providers are working to implement new technologies within their networks and meet end-user demand for new and broader converged services. As a result, the market is already presenting both opportunities and challenges for the near-term. To effectively compete, we have to continue our work to expand our customer base, continue to improve overall productivity and efficiency and be innovative in delivering new solutions to customers.

       19	Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We have been adapting our product portfolio around a common IP Multi-Media Subsystem (“IMS”) based platform that gives our customers the flexibility to build the types of networks and offer the types of services to best meet the demand for converged broadband services. We are also combining our mobility and wireline businesses into a single unit called the Network Solutions Group. We expect this change to:

•	More efficiently deliver a common set of IMS-based solutions to our customers that will help them expand their revenue bases.

•	Improve our speed and time to market by streamlining supply and design chains and shortening our product development cycles.

•	Further simplify our operations through increased standardization of processes and platforms.

•	Further reduce our cost and expense structure by eliminating redundancies across all parts of the company, including support functions and other areas.

•	And lastly, assure that we maximize the leverage of our complete breadth of offers, for example, providing optical back-haul solutions to our mobile customers.

These changes will allow us to more effectively focus our efforts and resources on pursuing high-growth areas where we have strong technology, market or customer advantages. We believe that focusing on these areas will allow us to better serve our customers and provide us with the best opportunity to profitably grow the business.

Capital spending in our target markets can change rapidly and can vary over short periods of time. As a result of this uncertainty, it is difficult to make accurate forecasts of near- and long-term results and cash flow. In addition, because a limited number of customers account for a significant amount of our revenue, our results are subject to fluctuation due to changes in spending by one or more of these customers. This exposure to fluctuation is most prevalent in our Mobility segment.

	Three months ended March 31,			Six months ended March 31,
(in millions)	2005	2004	Change	2005	2004	Change
Mobility	$1,202	$967	24%	$2,354	$1,933	22%
INS	589	721	(18%)	1,234	1,505	(18%)
Services	499	479	4%	1,019	945	8%
Patent Licensing	34	16	113%	42	45	(7%)
Other	11	11	—	21	25	(16%)

Revenues	$2,335	$2,194	6%	$4,670	$4,453	5%

Gross margin	$975	$938	$37	$1,959	$1,857	$102
Gross margin rate	42%	43%	(1) point	42%	42%	—

Operating expenses	$707	$623	$84	$1,372	$1,271	$101
Percentage of revenue	30%	28%	2 points	29%	29%	—

Operating income	$268	$315	$(47)	$587	$586	$1
Other income (expense), net	43	(172)		(3)	(93)
Interest expense	85	97		174	210
Income taxes	(41)	(22)		(31)	(123)

Net income	$267	$68		$441	$406

       20	Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As discussed in more detail throughout our MD&A:

•	Mobility revenues increased due to continued deployment of EVDO and CDMA network expansion in the U.S., as certain of our large customers increase network investment for high-speed mobile data services and deploy additional capacity to support subscriber growth. INS revenues decreased due to lower sales of legacy circuit switching, Personal Handyphone Systems (“PHS”) and mature optical products, as declines in these product sales continue to outpace growth in spending on next generation technologies. Services revenues increased due to higher professional services and government contracts.

•	Gross margin rates were fairly consistent in all periods presented. Mobility’s gross margin rates increased from the six months ended March 31, 2004 period but decreased from the three months ended March 31, 2004 period due to the impact and timing of revised estimates related to certain long-term contracts. Although the net impact of these revisions was not significant in the aggregate, they were unfavorable in the first quarter of fiscal 2004 and favorable in the second quarter of fiscal 2004. INS gross margin rates decreased from the comparable prior year periods due to the impact of lower sales volume, unfavorable product mix and higher inventory related charges. Services gross margin rates were fairly consistent with the comparable prior year periods.

•	Operating expenses increased primarily due to higher recoveries of bad debt and customer financing in the prior year periods.

•	Except for the three months ended March 31, 2005, other expense includes charges that were recognized due to changes in the estimated fair value of the warrants issued as part of the global settlement of our shareowner litigation.

•	Federal and certain state and non-U.S. income taxes attributable to pre-tax income were not provided for during the periods presented as a result of maintaining a full valuation allowance on substantially all of our net deferred tax assets. However, income tax benefits and interest income were recognized due to the resolution of certain prior period tax matters.

•	Cash and cash equivalents and marketable securities decreased $766 million to $4.1 billion during the six months ended March 31, 2005, primarily due to higher working capital requirements, the timing of annual employee incentive payments and cash paid in connection with the shareowner litigation settlement.

We continue to expect our market and our business to grow as customers invest in revenue-generating services and more efficient network operations. Mobility should remain a strong growth sector as service providers continue their transition to 3G networks for mobile high-speed data services. We will continue to invest in the key areas of convergence, manage the product cycle of declining mature technologies and focus on growth in next-generation areas like VoIP, broadband access and metro optical. We will continue to manage our cost and expense profile as we work on expanding our revenue base in each of our segments, as well as government and emerging markets outside of the United States. We continue to expect fiscal 2005 annual revenues to grow on a percentage basis in the mid-single digits, which we believe is at or above the market growth rate; our annual gross margin rate on a percentage basis to be in the low 40‘s; and annual operating expenses as a percentage of revenue to be about 30%. Actual results could be different from these expectations.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our unaudited consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially from the estimated amounts. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, pension and postretirement benefits, income taxes, legal contingencies, receivables and customer financing, inventories, business restructuring and intangible assets. Our critical accounting estimates were discussed with our Audit and Finance Committee of the Board of Directors. For more information on critical accounting estimates, refer to the MD&A included in our Form 10-K for the year ended September 30, 2004.

       21	Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

There were no accounting policies that were adopted during the six months ended March 31, 2005 that had a material effect on our financial condition and results of operations.

CONSOLIDATED RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED MARCH 31, 2005 VERSUS THREE AND SIX MONTHS ENDED MARCH 31, 2004

Revenues

	Three months ended March 31,				Six months ended March 31,
(in millions)	2005		2004		2005		2004
Mobility	$1,202	52%	$967	44%	$2,354	50%	$1,933	43%
INS	589	25%	721	33%	1,234	27%	1,505	34%
Services	499	21%	479	22%	1,019	22%	945	21%
Patent Licensing	34	2%	16	1%	42	1%	45	1%
Other	11	—	11	—	21	—	25	1%

Revenues	$2,335	100%	$2,194	100%	$4,670	100%	$4,453	100%

U.S	$1,449	62%	$1,319	60%	$2,899	62%	$2,669	60%
Other Americas (Canada, Caribbean &
Latin America)	169	7%	110	5%	348	7%	195	4%
EMEA (Europe, Middle East & Africa)	334	14%	333	15%	655	14%	622	14%
APaC (Asia Pacific & China)	383	17%	432	20%	768	17%	967	22%

Revenues	$2,335	100%	$2,194	100%	$4,670	100%	$4,453	100%

Revenues increased by 6% and 5% during the three and six months ended March 31, 2005. The increases were driven by significantly higher Mobility revenues, particularly in the U.S., and to a lesser extent, higher Services revenues. INS revenues continued to decline. Refer to the segment discussion later in this MD&A for information on changes in revenues by segment and product.

The increases in the U.S. were due to higher spending by certain large service providers in 3G network investment and in general capacity growth. The increases in Other Americas were due to higher CDMA sales in Venezuela and Brazil. The changes in EMEA were primarily due to higher sales of UMTS data cards and favorable foreign currency impacts in Europe, offset by lower optical revenues. The declines in APaC were primarily due to lower voice networking sales in China, primarily PHS, and the timing of CDMA network deployments in Korea and India. Revenues from customers located in China represented approximately 9% of consolidated revenues during the three and six months ended March 31, 2005.

Our revenues are subject to fluctuation as a result of changes in customer spending patterns and short-term capital requirements, as well as the timing of customer acceptances. Changes in foreign currency rates favorably impacted our consolidated revenues by approximately 1% during the interim fiscal 2005 periods.

Gross Margin

	Three months ended March 31,		Six months ended March 31,
(in millions)	2005	2004	2005	2004
Gross margin	$ 975	$ 938	$ 1,959	$ 1,857
Gross margin rate	42%	43%	42%	42%

The following factors impacted our consolidated gross margin rates:

•	The net impact of higher provisions for slow moving and obsolete inventories, customer and supplier contract settlements, warranty expenses, and certain customer obligations reduced the consolidated gross margin rate by one percentage point from the comparable prior periods.

       22	Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

•	The net impact of lower accruals for employee incentive awards and the net pension and postretirement benefit credit increased the consolidated gross margin rate by one percentage point from the comparable prior year periods.

•	Higher patent licensing revenues increased the consolidated gross margin rate by one percentage point from the comparable prior year quarterly period.

•	Historically, our gross margin rates are generally higher in Mobility compared to INS and Services, and higher in the U.S. compared to non-U.S. regions. The favorable impact of the higher percentage of Mobility and U.S. revenues to the consolidated revenues was offset by other factors including pricing, product mix and revised estimates related to long-term contracts in certain prior periods. These items reduced the consolidated gross margin rate by approximately two percentage points from the comparable prior year quarterly period.

Our gross margin rate is subject to fluctuation due to changes in volume, geographic and product or service mix, the impact of significant inventory-related charges and revisions to estimates related to long-term contracts. In addition, our gross margin rate may be impacted by other factors, such as competitive pricing pressures, the initial impact of sales of next generation products, our efforts in entering emerging markets and our ability to continue to realize cost reductions.

Operating Expenses

	Three months ended March 31,			Six months ended March 31,
(in millions)	2005	2004	Change	2005	2004	Change
Marketing and sales ("M&S")	$249	$232	$17	$480	$425	$55
General and administration ("G&A")	181	181	—	342	329	13

Selling, general and administrative ("SG&A") expenses, excluding the following two items:	430	413	17	822	754	68
Recovery of bad debts and customer financings	(11)	(99)	88	(22)	(113)	91
Amortization of other acquired intangibles assets	4	1	3	8	1	7

SG&A	423	315	108	808	642	166
Research and development ("R&D")	292	325	(33)	571	617	(46)
Business restructuring	(8)	(17)	9	(7)	12	(19)

Operating expenses	$707	$623	$84	$1,372	$1,271	$101

Operating expenses increased primarily due to higher recoveries of bad debts and customer financing in the prior year periods.

The impact of lower accruals for employee incentive awards due to higher than targeted performance in the prior period and payroll and benefit-related liability reversals discussed below reduced operating expenses. However, these impacts were partially offset by the impact of annual salary increases and a lower net pension and postretirement benefit credit. The net effect of these compensation and benefit matters impacted M&S, G&A and R&D trends, but did not impact our reportable segments except for annual salary increases.

Payroll and benefit-related liabilities of $40 million were reversed during the first quarter of fiscal 2005. This reversal included $24 million related to the fiscal 2004 annual employee incentive awards, as those incentive payments were less than expected, and $16 million of out-of-period adjustments in connection with certain non-U.S. benefit plans. These reversals reduced operating expenses by $28 million and the remainder favorably impacted gross margin. A similar reversal of $12 million occurred during the first quarter of fiscal 2004. The reversal was related to the fiscal 2003 annual employee incentive awards and reduced operating expenses by $8 million and the remainder favorably impacted gross margin. The net impact of these reversals reduced the increase in SG&A by $9 million and accounted for $11 million of the reduction in R&D.

       23	Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SG&A expenses

SG&A changes included the impact of the compensation and benefit matters discussed above and higher selling expenses to support the global sales organization and Services growth initiatives, including the government market. Reserve reversals related to the expiration of a customer obligation and supplier settlement also reduced SG&A by approximately $15 million during the first quarter of fiscal 2004. SG&A charges related to various litigation matters were $17 million and $22 million during the three months ended March 31, 2005 and 2004, respectively.

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

Goodwill impairment and amortization of other acquired intangibles

Goodwill of $374 million as of March 31, 2005 is not amortized but is tested for impairment annually during the fourth quarter or more often if an event or circumstance indicates that an impairment loss has been incurred. Changes in our reporting units that may result from recent organizational changes and INS’s market conditions could lead to additional impairment tests and possible future charges. The goodwill and other acquired intangible assets assigned to all of INS’s reporting units was $303 million as of March 31, 2005. Amortization of other acquired intangible assets was related to the acquisition of Telica in the fourth quarter of fiscal 2004.

R&D

Our continuing R&D investment is focused on enhancing and expanding our broad portfolio of leading edge technologies. In Mobility, our R&D investment is focused primarily on CDMA and UMTS next generation technologies and includes expenses associated with UMTS product trials with certain customers. This investment continues to support our leadership position in spread-spectrum technology and our development of high-speed mobile data solutions. Our INS R&D investment supports a broad array of current and next generation technologies, including VoIP, metro optical and broadband networking solutions. Together, Mobility and INS share R&D investment in a unified softswitch platform to support both wireless and wireline applications. Our R&D investment also supports reshaping our product portfolio to capture convergence opportunities and Bell Labs long-term research programs in such areas as computer science, materials science and bioengineering. We believe our current R&D spending levels and plans are aligned with current and expected market opportunities.

R&D decreased primarily due to changes in compensation and benefit matters discussed above. R&D expenses increased by $6 million and $25 million in INS during the three and six months ended March 31, 2005 to support next generation product development. R&D expenses were essentially consistent in Mobility.

       24	Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

(in millions)	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Costs capitalized	$56	$63	$115	$133

Amortization	62	75	135	139

Business restructuring

(in millions)	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Employee separations	$(3)	$(2)	$(4)	$(15)
Contract settlements	(1)	(10)	(2)	(14)
Facility closings	(4)	(4)	(1)	43
Other	—	—	—	(2)

Restructuring costs	(8)	(16)	(7)	12
Asset write-downs	—	(1)	—	—

Net charge/(reversal)	$(8)	$(17)	$(7)	$12

Charges or reversals related to facility closings were primarily due to changes in estimates of costs and reductions in expected sublease rental income on certain properties resulting from changes in the commercial real estate market. Reversals of employee separation charges were due to differences in the actual versus assumed demographics of separated employees, including the age, length of service and salaries. The net contract settlement reversals were the result of settlements of certain contractual obligations and purchase commitments for amounts lower than originally estimated.

We have essentially completed the restructuring actions but continue to evaluate the remaining restructuring reserves at the end of each reporting period. There may be additional charges or reversals, primarily related to estimates of facility closing costs, including sublease income. Actual costs have differed from estimated amounts in the past.

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

(in millions)	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Pension benefit credit	$(244)	$(280)	$(486)	$(554)
Postretirement benefit cost	64	72	131	145

Net pension and postretirement benefit credit	(180)	(208)	(355)	(409)
Postemployment benefit cost	16	10	34	22

Net pension, postretirement and postemployment benefit credit	$(164)	$(198)	$(321)	$(387)

       25	Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Approximately two-thirds of these amounts are reflected in operating expenses, with the balance in costs used to determine gross margin. The changes from the interim fiscal 2004 periods were primarily due to:

•	Reduction in the discount rate from 5.75% to 5.50% (5.25% for postretirement benefits).

•	Reduction in the market-related value of plan assets.

•	Reduction in the expected rate of return on pension plan assets from 8.75% to 8.5% (5.72% for postretirement benefits).

•	Recognition of the prescription drug benefit under Medicare Part D of the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “Act”) and expected reduction in plan participation rates as a result of recent experience and the Act.

•	Impact of the recent collective bargaining agreements that were ratified during December 2004.

Our annual net pension and postretirement benefit credit is expected to decline by approximately $150 million from the fiscal 2004 period. Assuming no additional changes in actuarial assumptions, the annual net pension and postretirement benefit credit is expected to continue to decrease by an additional $200 million during fiscal 2006, primarily due to amortization of differences between the market-related value and fair value of pension and postretirement plan assets. The market-related value is projected to be closely aligned with the fair value of the pension and postretirement plan assets as of September 30, 2005. Changes in actuarial assumptions could also significantly impact the net credit in the future.

On January 21, 2005, the Centers for Medicare and Medicaid Services (CMS) issued a Final Rule in the Federal Register for implementing the Medicare Prescription Drug Benefit that clarified the methodology for determining actuarial equivalence and the amount of the federal subsidy. The impact of the Final Rule is not expected to materially affect our postretirement benefit cost and related obligation.

Other Income (Expense), net and Interest Expense

(in millions)	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Legal settlements	$(14)	$(201)	$(85)	$(261)
SEC settlement	—	(25)	—	(25)
Interest on tax settlements	54	18	59	86
Interest income	29	27	54	41
Minority interests	(13)	(8)	(15)	(11)
Other-than-temporary write-downs of investments	(5)	(7)	(11)	(10)
Gain on sale of investments	—	2	—	66
Loss on extinguishment of convertible securities and debt	(3)	(3)	(4)	(6)
Miscellaneous, net	(5)	25	(1)	27

Other income (expense), net	$43	$(172)	$(3)	$(93)

Interest expense	$85	$97	$174	$210

The legal settlement charges were primarily related to the increase in fair market value of warrants issued in connection with the global settlement of our shareowner lawsuit in all periods except the three months ended March 31, 2005. Refer to Note 10 to our unaudited consolidated financial statements for more information on legal settlements.

       26	Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

We reached an agreement with the SEC and paid a $25 million fine in connection with the SEC’s investigation into our revenue recognition issues previously identified in November and December of 2000. The final judgment and consent decree to settle the investigation with the SEC was entered into during May 2004.

Interest on tax settlements was related to our favorable resolution of income tax audits, including the favorable resolution of certain tax issues under tax sharing agreements with AT&T, Avaya and Agere that were recognized during the interim prior periods.

The gain on sale of investments was primarily related to the maturity of the forward contract on the sale of Corning common stock. We obtained the shares of Corning in connection with the sale of certain joint ventures associated with our optical fiber business in fiscal 2002.

The decrease in interest expense was primarily due to the extinguishment of debt during fiscal 2004 and the six months ended fiscal 2005.

Income Taxes

(in millions)	Three months ended March 31,		Six months ended March 31,
	2005	2004	2005	2004
Favorable resolution of prior period tax audits	$(55)	$(25)	$(55)	$(148)
Reversal of non-U.S. valuation allowances	—	(12)	—	(12)
Non-U.S. and state income taxes attributed to pre-tax income	14	15	24	37

Income taxes	$(41)	$(22)	$(31)	$(123)

The income tax benefit included the impact of maintaining a valuation allowance on substantially all of our net deferred tax assets. As a result, federal and certain state and non-U.S. income taxes attributable to pre-tax income were not provided.

Certain income tax benefits were recognized due to the favorable settlement of audit matters related to the years 1990 through 2002, including matters with a previously merged company and the settlement of certain matters under tax sharing agreements with AT&T, Avaya and Agere. We also recognized other income for interest related to these settlements.

Valuation allowances related to two non-U.S. tax jurisdictions were also reversed during the prior year interim periods based on our assessment that it was more likely than not that those deferred tax assets will be realizable based on the income projections and certain other factors for those jurisdictions.

We expect to continue to maintain a full valuation allowance on our remaining net deferred tax assets until an appropriate level of profitability is sustained or until we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets will be realizable.

We were profitable for seven consecutive quarters beginning with the fourth quarter of fiscal 2003. If we continue to generate comparable profits, we will no longer be in a U.S. cumulative loss position by the fourth quarter of fiscal 2005. We determine cumulative losses on a rolling twelve-quarter basis. If this occurs, we will consider the extent to which we can rely on income forecasts to support the realization of our net U.S. deferred tax assets. These income forecasts will be considered in conjunction with other positive and negative evidence, including our forecasts of taxable income over the applicable carryforward periods, our current financial performance, our market environment, and other factors, in evaluating the need for a full or partial valuation allowance. Similar analysis will continue to be performed in other jurisdictions where we are no longer in a cumulative loss position.

       27	Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations by Segment

Mobility

	Three months ended March 31,			Six months ended March 31,
(in millions)	2005	2004	Change	2005	2004	Change
U.S.	$879	$688	28%	$1,734	$1,328	31%
Non-U.S	323	279	16%	620	605	2%

Total revenues	$1,202	$967	24%	$2,354	$1,933	22%

Segment income	$404	$370	$ 34	$794	$528	$ 266

Three months ended March 31, 2005 versus March 31, 2004

Mobility revenues increased by $235 million. U.S revenues increased primarily due to higher CDMA sales to Verizon Wireless and Sprint as they increased their EVDO deployment and CDMA network investment for high-speed mobile data services and additional subscriber capacity. These two customers accounted for 67% and 62% of total Mobility revenues during the second quarter of fiscal 2005 and 2004, respectively. Including these two customers, five customers accounted for 84% of Mobility’s revenues during the second quarter of fiscal 2005 and 2004. Non-U.S. revenues increased primarily in Other Americas due to higher sales related to CDMA projects in Brazil and Venezuela.

Substantially all of Mobility revenues are currently generated from CDMA technology. UMTS revenues to date have been limited to the sale of data cards. Revenues related to a UMTS contract with Cingular are not expected to be significant during fiscal 2005. We are conducting third-generation UMTS / W-CDMA trials in China and Japan. We expect customers to continue to increase investments in mobile high-speed data equipment.

Consolidation has occurred with several large U.S. wireless service providers. These events may impact our future revenue trends as these service providers assess potential technology migrations to common platforms or leverage excess capacity. These events may present opportunities for us to assist in integration efforts or to expand our products/services or technologies in certain networks where they were not previously utilized. Our future quarterly revenue trends may be volatile as a result of the high concentration of revenue among a limited number of customers and the resulting exposure to their spending patterns, as well as the timing of revenue recognition related to long-term contracts.

Segment income increased due to a $45 million increase in gross margin that was partially offset by an $11 million increase in operating expenses. The gross margin impact from higher sales volume was partially offset by a lower gross margin rate resulting from revised estimates related to long-term contracts and a supplier settlement in the prior year period.

Six months ended March 31, 2005 versus March 31, 2004

Mobility revenues increased $421 million. Revenues increased in all regions except APaC. U.S. revenues increased primarily due to higher sales to Verizon Wireless and Sprint. These two customers accounted for 66% and 60% of Mobility revenues during the six months ended March 31, 2005 and 2004, respectively. Including these two customers, five customers accounted for 81% and 84% of Mobility’s revenues during the six months ended March 31, 2005 and 2004, respectively. Non-U.S. revenues increased primarily in Other Americas due to higher CDMA sales in Brazil and Venezuela. These increases were partially offset by lower revenues in APaC resulting from the timing of obtaining customer acceptance for a CDMA project in India in the prior period.

       28	Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Segment income increased due to a $275 million increase in gross margin that was partially offset by a $9 million increase in operating expenses. The increase in gross margin was primarily due to higher sales volume.

INS

	Three months ended March 31,			Six months ended March 31,
(in millions)	2005	2004	Change	2005	2004	Change
Voice networking	$203	$276	(26%)	$445	$623	(29%)
Data and network management	221	218	1%	421	447	(6%)
Optical networking	165	227	(27%)	368	435	(15%)

Total revenues	$589	$721	(18%)	$1,234	$1,505	(18%)

U.S.	$258	$347	(26%)	$539	$758	(29%)
Non-U.S	331	374	(11%)	695	747	(7%)

Total revenues	$589	$721	(18%)	$1,234	$1,505	(18%)

Segment income (loss)	$(12)	$73	$(85)	$11	$283	$(272)

Three months ended March 31, 2005 versus March 31, 2004

INS revenues declined by $132 million. The decline in U.S. revenues was attributed to reductions in mature technology products, primarily circuit switching products within voice networking and certain optical networking products. Lower non-U.S. sales primarily resulted from lower PHS sales in China and lower optical sales in Europe. Five customers accounted for 40% and 43% of INS revenues during the second quarter of fiscal 2005 and 2004, respectively.

The $73 million decline in voice networking revenues was attributed to lower sales of circuit switching products ($43 million) and PHS ($17 million). Traditional circuit switching product sales are currently declining at a faster rate than the growth in next generation technologies. The decline is also more prevalent in the U.S., where certain customers are shifting their spending to other areas, such as broadband access. Circuit switching represented approximately 50% of voice networking revenues during the second quarter of fiscal 2005. PHS sales declined as service providers in China curtailed their spending in preparation for transitioning to 3G networks. PHS products accounted for 28% of voice networking revenues during the second quarter of fiscal 2005. Optical networking revenues decreased by $62 million due to a decline in mature SONET/SDH optical products.

Although customer-spending levels for INS products may not change significantly in the aggregate, the mix of what is purchased is likely to continue to change or fluctuate. Our future revenues will be impacted by our success in offering a product portfolio that effectively addresses customer needs. Although we believe quarterly INS revenues are stabilizing near the current period level, they remain volatile and may continue to decline as customers carefully consider alternatives in transitioning to next generation networks.

Segment income declined due to an $87 million decrease in gross margin and $2 million decrease in operating expenses. The lower gross margin was due to lower sales and a decrease in the gross margin rate. The gross margin rate decreased due to fixed costs being spread over lower revenue levels, higher inventory charges and unfavorable product mix resulting from declines of mature products with higher gross margin rates.

       29	Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Six months ended March 31, 2005 versus March 31, 2004

INS revenues declined by $271 million. The $219 million decline in the U.S. and $52 million decline in non-U.S. regions were due to the similar reasons discussed above. Five customers accounted for 38% and 40% of INS’s revenues during the six months ended March 31, 2005 and 2004, respectively.

Voice networking revenues declined by $178 million, data and network management revenues declined by $26 million, and optical networking revenues declined by $67 million. Reasons for changes in voice and optical networking revenue levels were similar to those described in the three-month discussion above. Data and network management revenues declined primarily due to lower revenues from Asynchronous Transfer Mode switching products and network operations software solutions.

Segment income decreased due to a $246 million decrease in gross margin and a $26 million increase in operating expenses. The changes in gross margin were attributable to similar reasons described in the three-month discussion above as well as certain reserve reversals and settlements recognized during the prior period. Operating expenses increased due to additional expenses related to Telica and R&D related to next generation products.

Services

	Three months ended March 31,			Six months ended March 31,
(in millions)	2005	2004	Change	2005	2004	Change
U.S.	$267	$258	3%	$562	$514	9%
Non-U.S	232	221	5%	457	431	6%

Total revenues	$499	$479	4%	$1,019	$945	8%

Segment income	$57	$59	$(2)	$131	$120	$11

Three months ended March 31, 2005 versus March 31, 2004

Services revenues increased by $20 million. Revenues increased in the U.S. and in the non-U.S. regions, primarily in EMEA. Five customers accounted for 42% and 38% of Services revenues during the second quarter of fiscal 2005 and 2004, respectively.

Professional services revenues increased by $52 million primarily due to government contracts and services for wireless customers. Deployment services declined by $27 million due to a decrease in sales of wireline products that required installation, as well as a decline in services related to preparing sites for placement of customers’ wireless equipment.

Segment income decreased due to a $16 million increase in operating expenses, that was offset by a $14 million increase in gross margin. The higher gross margin resulted from an increase in the gross margin rate and higher revenues. The gross margin rate increased as a result of lower average employee workforce levels. Operating expenses increased due to higher sales and marketing expenses in order to expand worldwide service offerings.

Six months ended March 31, 2005 versus March 31, 2004

Services revenues increased by $74 million. Revenues increased in the U.S. and in the non-U.S. regions, primarily in Other Americas and EMEA. Five customers accounted for 43% and 38% of Services revenues during the six months ended March 31, 2005 and 2004, respectively.

Professional services increased by $97 million and deployment services decreased by $19 million due to similar reasons described in the three-month discussion above.

Segment income increased due to a $37 million increase in gross margin that was partially offset by a $26 million increase in operating expenses due to similar reasons described in the three-month discussion above.

       30	Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operating activities

	Six months ended March 31,
(in millions)	2005	2004	Change
Net income	$441	$406	$35
Non-cash items	(102)	(113)	11
Changes in working capital	(212)	24	(236)
Other changes	(803)	(164)	(639)

Cash provided by (used in) operating activities	$(676)	$153	$(829)

The additional $829 million of cash used during the six months ended March 31, 2005 compared to the prior year period was primarily due to the additional working capital requirements that are discussed below, higher employee incentive awards payments of approximately $300 million and certain customer settlements and customer financing recoveries of approximately $300 million during the prior interim period.

Non-cash items include items that are not expected to generate or require the use of cash such as the pension credit, depreciation and amortization and charges or credits related to the changes in the fair value of warrants issued in connection with the global settlement of our shareowner lawsuit.

Changes in working capital requirements include changes in receivables, inventories and contracts in process, accounts payable and deferred revenue. These changes used $212 million of cash during the six months ended March 31, 2005, despite a slight decline in the current quarterly revenue levels compared with the fourth quarter of fiscal 2004. The changes in working capital were primarily due to the timing of customer billings and accounts payable disbursements. We periodically sell certain non-U.S. receivables with extended payment terms where it is cost effective to do so. We sold $147 million of receivables during the six months ended March 31, 2005. This impact is reflected in the change in receivables. We also committed to extended billing terms on a limited basis, of which $310 million was outstanding as of March 31, 2005, an increase of $78 million during the six months ended March 31, 2005. Our days sales outstanding was 60 days and 51 days and inventory turnover was 6.2 and 6.9 as of March 31, 2005 and September 30, 2004, respectively. Our days sales outstanding in working capital were 34 days and 23 days as of March 31, 2005 and September 30, 2004, respectively.

Generally, working capital requirements will increase or decrease with changes in quarterly revenue levels. In addition, working capital requirements might be impacted by changes in billing terms, the timing of attaining billing milestones and collections. In addition to changes in working capital requirements, the timing of certain payments will also impact our quarterly cash flow. For example, while employee incentive awards are accrued throughout the fiscal year, they are usually paid during the first quarter of the subsequent fiscal year.

Changes in other operating assets and liabilities during the six months ended March 31, 2005, included the payment of fiscal 2004 incentive awards of approximately $600 million, the final payment related to our shareowner lawsuit settlement of $215 million, cash outlays for our restructuring program of $40 million and capitalized software of $115 million. These cash outlays were partially offset by $201 million of proceeds from our welfare benefits trust as a reimbursement for management health care contributions that were made during fiscal 2004. Cash flow from operating activities also included net tax payments of $63 million (including related interest).

       31	Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash flow from investing activities

Investing activities used $739 million of cash during the six months ended March 31, 2005. These activities included net purchases of marketable securities of $662 million and capital expenditures of $77 million, of which $29 million was for internal use software. We may continue to purchase marketable securities in an attempt to improve our investment returns. Investing activities used $594 million of cash during the six months ended March 31, 2004, primarily due to net purchases of marketable securities.

Cash flow from financing activities

Financing activities used $12 million of cash during the six months ended March 31, 2005.  We used $101 million of cash in connection with the early extinguishment of certain debt obligations. We also generated proceeds of $85 million primarily from the issuance of approximately 27 million common shares for certain employee benefit plans. Financing activities used $79 million of cash during the six months ended March 31, 2004 primarily due to the repayment of certain debt obligations and convertible securities, offset in part by proceeds from the issuance of common stock for certain employee benefit plans.

Recapitalization program

We are currently authorized by our board of directors to issue shares of our common stock or use cash in exchange for certain of our convertible securities and other debt obligations. From the fourth quarter of fiscal 2002 through March 31, 2005, we retired approximately $2.6 billion of our convertible securities and certain other debt obligations in exchange for approximately 643 million shares of our common stock and $837 million in cash, in separate, multiple and privately-negotiated transactions. Most of these transactions reduced future obligations at a discount and reduced annual interest and dividend requirements. We may use cash or issue more of our common shares in similar transactions in the future. If our common stock is issued, it would result in additional dilution to our common shareowners. Subsequent to March 31, 2005, and through May 3, 2005, we retired $201 million of convertible securities for approximately $207 million of cash.

Future capital requirements and funding sources

We do not expect our operations will generate cash on a sustainable basis until our pre-tax income exceeds the amount of net non-cash income items, which have been driven primarily by our pension credit. Our pension credit was $486 million during the six months ended March 31, 2005 and $1.1 billion during fiscal 2004. Our cash requirements during the next few years are primarily related to funding our operations, capital expenditures, debt obligations and related interest and other matters discussed below. Our 7.25% notes of $379 million mature during the fourth quarter of fiscal 2006 and our 8% convertible securities of $817 million are redeemable at the option of the holder on August 2, 2007. We believe our cash and cash equivalents of $2.0 billion and marketable securities of $2.1 billion as of March 31, 2005, are sufficient to fund our cash requirements for fiscal 2005 as well as the following few years. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

       32	Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On November 8, 2004, we received written confirmation from the IRS that the Congressional Joint Committee on Taxation (“Joint Committee”) approved our tentative agreement with the IRS that allowed for a tax refund of approximately $816 million (plus statutory interest to the date of payment). We expect to receive the refund during fiscal 2005, following completion of the Joint Committee’s review of our 2001 federal income tax return audit. This review is currently in process. The refund will be paid by the IRS to AT&T and, under our tax sharing agreements with AT&T, would then be payable by AT&T to us. We do not believe there are any other matters that would impact the refund claim.

The cash requirements of our restructuring program are $2.6 billion, of which $2.4 billion had been paid through March 31, 2005. The expected remaining cash requirements are primarily for lease obligations over the remaining lease terms, net of sublease rental income of $137 million. The cash requirements could increase in the future if we do not receive this expected sublease income.

We currently do not expect to make contributions to our qualified U.S. pension plans in fiscal 2005, fiscal 2006 and fiscal 2007. We are unable to provide an estimate of future funding requirements beyond fiscal 2007 for our U.S. pension plans. Based on our actuarial projections, we believe it is unlikely that any required contributions would have a material effect on our liquidity during fiscal 2008 through fiscal 2010 based upon current law. Legislative changes were recently proposed that would impact U.S. pension plans, if adopted. These proposals would alter the manner in which liabilities are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to underfunded pension plans would be made. The proposals are still in the early stages and many details will need to be specified, and then approved by Congress. However, the funding requirements for our U.S. pension plans could be significantly affected by these proposed changes, if adopted. Annual contributions to our non-qualified and non-U.S. pension plans are expected to be approximately $50 million in each of the next five fiscal years.

We currently provide retiree health care benefits for our retirees in the United States. These benefits are provided under a single plan covering 48,000 management retirees and 71,000 formerly represented retirees as well as an additional 81,000 dependents of retirees. The plans for management and formerly represented retirees are accounted for separately. Historically, retiree health care benefits were funded through plan assets set aside in trusts and transfers of excess pension assets. There are currently no plan assets available in these trusts to fund the obligations of the management retirees. There are approximately $800 million of assets in trusts that is available to fund the obligations of the formerly represented retirees as of March 31, 2005, including approximately $400 million of plan assets that were set aside in a welfare benefits trust during fiscal 2005.

We are permitted to transfer pension plan assets that are in excess of 125% of pension plan obligations under Section 420 of the Internal Revenue Code to fund annual retiree health care benefits. Our cumulative Section 420 transfers during the past several years were $1.9 billion, although no transfers were made within the management retiree plan since fiscal 2002 or within the formerly represented retiree plan since fiscal 2003. If a Section 420 transfer is made, we are required to maintain a certain level of cost per participant for a period of five years beginning with the year of transfer. As a result, although these excess pension asset transfers can help fund retiree health care benefits, they limit the ability to implement cost reductions in the future.

Together with our unions, we are seeking legislative changes to allow an employer to fund more than one year’s retiree health care benefits through a Section 420 transfer and permit the terms of an enforceable collective bargaining agreement to serve as an alternative to the maintenance of cost requirements described above. There was approximately $1.6 billion of pension plan assets that would be eligible for Section 420 transfers in our formerly represented retiree plan as of the January 1, 2005 valuation date. The funding levels for our management retiree pension plans were below the required thresholds that would allow for Section 420 transfers. If we are successful in obtaining the legislative changes, we believe that a majority of our funding requirements for formerly represented retirees could be addressed through Section 420 transfers based on current actuarial assumptions. However, no assurances can be given that we will be successful in these efforts.

       33	Form 10-Q - Part I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

If the legislative changes are not obtained by September 1, 2006, our obligation to fund a $400 million trust for represented retiree health care by 2012 terminates, and we can change the level of the subsidy for represented retiree health care at our sole discretion beginning January 1, 2007, subject to the maintenance of cost requirements.

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

Customer financing commitments

We may provide or commit to additional customer financings on a limited basis. We are focusing on the larger service providers that typically have less demand for such financing. We carefully review requests for customer financing on a case-by-case basis. Such review assesses the credit quality of the individual borrowers, their respective business plans and market conditions.  We also assess our ability to sell or transfer the undrawn commitments and drawn borrowings to unrelated third parties.  Our net exposure for customer financing commitments was not material as of March 31, 2005.

       34	Form 10-Q - Part I

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

Interest rate risk

We are exposed to various forms of interest rate risk. The fair value of our fixed-rate available-for-sale marketable securities and the interest income earned on our cash and cash equivalents may fluctuate as interest rates change. In addition, if interest rates are low, we may forgo the opportunity to obtain more favorable interest rates on borrowings due to our fixed rate debt obligations. Our objective is to mitigate the variability of cash inflows and outflows resulting from interest rate fluctuations by maintaining a balanced mix of fixed and floating-rate debt and investments. We mitigate our interest rate risk by entering into interest rate swaps on a portion of our debt obligations to make them variable-rate debt instruments and by including fixed-rate assets in our investment portfolio. We also expect that these transactions will reduce our overall cost of borrowing and increase investment returns.

As of March 31, 2005, we had interest rate swaps where we received fixed interest rates (5.5% and 7.25%) and paid floating rates based upon the three-month LIBOR rate plus agreed upon spreads (ranging from 1.72% to 2.89%) on notional amounts aggregating $400 million. As of March 31, 2005, the three-month LIBOR rate was 3.12%. We do not foresee any significant changes in our interest rate risk management strategy or in our exposure to interest rate fluctuations.

Equity price risk

Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale and other strategic equity holdings in privately held companies and venture funds. These securities are exposed to price fluctuations and are generally concentrated in high-technology industries. The carrying values of our available-for-sale equity securities and privately held securities were $2 million and $66 million as of March 31, 2005, respectively. We generally do not hedge our equity price risk due to hedging restrictions imposed by the issuers, illiquid capital markets or our inability to hedge non-marketable equity securities in privately held companies.

       35	Form 10-Q - Part I

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the three months ended March 31, 2005 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

       36	Form 10-Q - Part II

Part II – Other Information

Item 1. Legal Proceedings

Information about legal proceedings is set forth in Note 10 to the unaudited consolidated financial statements included in this report.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2005 Annual Meeting of Shareowners on February 16, 2005. At that meeting, shareowners elected Robert E. Denham, Daniel S. Goldin, Edward E. Hagenlocker, Carla A. Hills, Karl J. Krapek, Richard C. Levin, Patricia F. Russo, Henry B. Schacht, Franklin A. Thomas and Ronald A. Williams as Directors of the company. The terms of these directors will expire at the 2006 Annual Meeting. In addition, shareowners approved one company proposal and rejected four shareowner proposals. The persons elected and the results of the voting are as follows:

	Votes For	Votes Withheld
Robert E. Denham	3,660,798,267	164,847,293
Daniel S. Goldin	3,666,159,785	159,485,775
Edward E. Hagenlocker	3,664,026,751	161,618,809
Carla A. Hills	3,652,697,402	172,948,157
Karl J. Krapek	3,660,659,328	164,986,231
Richard C. Levin	3,655,153,520	170,492,039
Patricia F. Russo	3,617,217,783	208,427,777
Henry B. Schacht	3,638,745,278	186,900,281
Franklin A. Thomas	3,649,681,788	175,963,771
Ronald A. Williams	3,655,272,741	170,372,819
	Votes For	Votes Against	Abstain	Broker Non-Vote
Company proposal to authorize the Board
of Directors to effect a reverse stock
split at 1 of 4 ratios	3,360,799,131	421,089,490	43,754,421

Shareowner proposal regarding publication
of political action contributions	335,768,349	1,098,566,036	188,245,432	2,203,063,223

Shareowner proposal regarding
performance-based compensation	781,290,362	775,740,057	65,538,456	2,203,074,165

Shareowner proposal to amend company's
audit services pre-approval policy	501,274,523	1,035,643,041	84,652,251	2,204,073,225

Shareowner proposal to approve a bylaw
amendment to require shareowner approval
of future golden parachutes	964,416,128	612,099,642	46,049,729	2,203,077,543

Item 6. Exhibits

See Exhibit Index on page 38 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

       37	Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lucent Technologies Inc. Registrant

Date: May 4, 2005

/s/ John A. Kritzmacher John A. Kritzmacher Senior Vice President and Controller (Principal Accounting Officer)

       38	Form 10-Q

Exhibit Index

10.1	First Amendment, dated as of April 8, 2005 to (i) the Amended and Restated Letter of Credit Issuance and Reimbursement Agreement, dated as of October 1, 2004, among Lucent Technologies Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and (ii) the Amended and Restated External Sharing Debt Agreement, dated as of October 1, 2004, among Lucent Technologies Inc. the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

31.1	Certification of Patricia F. Russo required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Frank A. D'Amelio required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32	Certification of Patricia F. Russo and Frank A. D'Amelio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.