Form 10-Q
period 2005-06-30
LUCENT TECHNOLOGIES INC
filed 2005-08-04
CIK 1006240

AS FILED WITH THE SEC ON AUGUST 4, 2005

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

At July 31, 2005, 4,444,849,462 common shares were outstanding.

       2	Form 10-Q - Part I

       3	Form 10-Q - Part I

PART 1 - Financial Information

Item 1. Financial Statements

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004

Revenues:
Products	$1,802	$1,717	$5,453	$5,225
Services	538	473	1,557	1,418

Total revenues	2,340	2,190	7,010	6,643

Costs:
Products	909	903	2,850	2,766
Services	379	340	1,149	1,073

Total costs	1,288	1,243	3,999	3,839

Gross margin	1,052	947	3,011	2,804
Operating expenses:
Selling, general and administrative	388	291	1,196	933
Research and development	287	334	858	951
Business restructuring	6	(27)	(1)	(15)

Total operating expenses	681	598	2,053	1,869

Operating income	371	349	958	935
Other income, net	52	128	49	35
Interest expense	85	94	259	304

Income before income taxes	338	383	748	666
Income tax benefit	34	4	65	127

Net income	372	387	813	793
Conversion and redemption cost – 8.00% preferred stock	—	—	—	(1)
Preferred stock dividends and accretion	—	—	—	12

Net income applicable to common shareowners	$372	$387	$813	$804

Net income per share applicable to common shareowners:
Basic	$0.08	$0.09	$0.18	$0.19
Diluted	$0.07	$0.08	$0.17	$0.17
Weighted average common shares outstanding:
Basic	4,433	4,288	4,419	4,241
Diluted	5,326	5,097	5,039	4,822

See Notes to Unaudited Consolidated Financial Statements.

       4	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	June 30, 2005	September 30, 2004

ASSETS
Cash and cash equivalents	$1,724	$3,379
Marketable securities	373	858
Receivables, net	1,309	1,359
Inventories	911	822
Other current assets	1,671	1,813

Total current assets	5,988	8,231
Marketable securities	2,039	636
Property, plant and equipment, net	1,284	1,376
Prepaid pension costs	5,847	5,358
Goodwill and other acquired intangibles, net	423	434
Other assets	856	928

Total assets	$16,437	$16,963

LIABILITIES
Accounts payable	$769	$872
Payroll and benefit-related liabilities	884	1,232
Debt maturing within one year	—	1
Other current liabilities	1,818	2,361

Total current liabilities	3,471	4,466
Postretirement and postemployment benefit liabilities	4,893	4,881
Pension liabilities	1,566	1,874
Long-term debt	4,462	4,837
Liability to subsidiary trust issuing preferred securities	1,102	1,152
Other liabilities	1,013	1,132

Total liabilities	16,507	18,342

Commitments and contingencies

SHAREOWNERS’ DEFICIT
Preferred stock— par value $1.00 per share; authorized shares: 250; issued and outstanding: none	—	—
Common stock— par value $.01 per share;
Authorized shares: 10,000; 4,454 issued and 4,444 outstanding shares as of June 30, 2005, and 4,396 issued and 4,395 outstanding shares as of September 30, 2004	45	44
Additional paid-in capital	23,481	23,005
Accumulated deficit	(19,980)	(20,793)
Accumulated other comprehensive loss	(3,616)	(3,635)

Total shareowners’ deficit	(70)	(1,379)

Total liabilities and shareowners’ deficit	$16,437	$16,963

See Notes to Unaudited Consolidated Financial Statements.

       5	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ DEFICIT
(Amounts in Millions)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareowners’ Deficit

Balance as of September 30, 2004	4,395	$44	$23,005	$(20,793)	$(3,635)	$(1,379)
Net income				813		813
Minimum pension liability adjustment					(4)	(4)
Foreign currency translation adjustments					26	26
Unrealized holding losses on investments					(3)	(3)
Issuance of warrants to purchase common stock in connection with settlement of shareowner lawsuits			323			323
Issuance of common stock related to employee benefit plans	45	1	124			125
Issuance of common stock related to Telica acquisition	3		8			8
Other	1		21			21

Balance as of June 30, 2005	4,444	$45	$23,481	$(19,980)	$(3,616)	$(70)

See Notes to Unaudited Consolidated Financial Statements.

       6	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine months ended June 30,
	2005	2004

Operating activities:
Net income	$813	$793
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash portion of business restructuring	—	1
Depreciation and amortization	457	517
Recovery of bad debts and customer financings	(75)	(203)
Deferred income taxes	(13)	(12)
Pension credit	(730)	(831)
Other adjustments for non-cash items	159	154
Changes in operating assets and liabilities:
Receivables	128	15
Inventories and contracts in process	(57)	(245)
Accounts payable	(155)	(85)
Deferred revenue	108	349
Other operating assets and liabilities	(935)	(158)

Net cash (used in) provided by operating activities	(300)	295

Investing activities:
Capital expenditures	(145)	(94)
Net purchases of marketable securities	(925)	(834)
Other investing activities	1	57

Net cash used in investing activities	(1,069)	(871)

Financing activities:
Repayments of long-term debt	(419)	(309)
Issuance of common stock	121	236
Redemptions of preferred stock	—	(21)
Other financing activities	4	15

Net cash used in financing activities	(294)	(79)
Effect of exchange rate changes on cash and cash equivalents	8	20

Net decrease in cash and cash equivalents	(1,655)	(635)
Cash and cash equivalents at beginning of year	3,379	3,821

Cash and cash equivalents at end of period	$1,724	$3,186

Income tax refunds (payments), net	$(89)	$48
Interest payments	$(230)	$(247)

See Notes to Unaudited Consolidated Financial Statements.

       7	Form 10-Q - Part I

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

2. PENSION AND POSTRETIREMENT BENEFITS

The following tables summarize the components of the pension and postretirement benefits:

	Pension benefits
	Three months ended June 30,		Nine months ended June 30,
(in millions)	2005	2004	2005	2004

Service cost	$40	$36	$119	$113
Interest cost	415	429	1,243	1,287
Expected return on plan assets	(724)	(765)	(2,172)	(2,295)
Amortization of prior service cost	20	17	62	53
Amortization of actuarial losses	5	2	14	5
Termination benefits	—	—	1	—
Curtailments	—	2	—	1
Settlements	—	2	3	5

Benefit credit	$(244)	$(277)	$(730)	$(831)

	Postretirement benefits
	Three months ended June 30,		Nine months ended June 30,
(in millions)	2005	2004	2005	2004

Service cost	$2	$2	$6	$6
Interest cost	87	116	257	348
Expected return on plan assets	(25)	(41)	(74)	(123)
Amortization of prior service cost	(14)	(24)	(23)	(72)
Amortization of actuarial losses	16	19	31	58

Benefit cost	$66	$72	$197	$217

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

	Three months ended June 30,		Nine months ended June 30,
(in millions, except per share amounts)	2005	2004	2005	2004

Net income	$372	$387	$813	$793
Add: Stock-based employee compensation expense
included in as reported net income	13	8	22	14
Deduct: Total stock-based employee compensation
expense determined under the fair value based method	(70)	(73)	(231)	(289)

Pro forma net income	$315	$322	$604	$518

Net income per share applicable to common shareowners:
As reported:
Basic	$0.08	$0.09	$0.18	$0.19
Diluted	$0.07	$0.08	$0.17	$0.17
Pro forma:
Basic	$0.07	$0.07	$0.14	$0.12
Diluted	$0.06	$0.07	$0.13	$0.12

During December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment,” requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. The SEC has specified that this standard is effective for annual periods beginning after June 15, 2005, (our first quarter of fiscal 2006) and includes two transition methods. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123 except that amounts must be recognized in the income statement. The unrecognized compensation expense associated with these unvested awards is expected to be approximately $100 million as of September 30, 2005, which will subsequently be amortized over a weighted-average period of approximately 1.5 years. We are currently evaluating the impact of this standard. However, we expect to use the modified prospective method upon adoption and therefore will not restate our prior period results. Future compensation expense will be impacted by various factors, including the number of awards granted and their related fair value at the date of grant.

4. BUSINESS RESTRUCTURING

(in millions)	Employee separations	Contract settlements	Facility closings	Total

Restructuring reserve as of September 30, 2004	$10	$8	$202	$220
Revisions to prior year plans	(3)	(2)	4	(1)
Utilization of reserves	(4)	(4)	(47)	(55)

Restructuring reserve as of June 30, 2005	$3	$2	$159	$164

Facility closing charges were recognized in prior periods for the expected remaining future cash outlays associated with trailing lease liabilities, lease termination payments and expected restoration costs in connection with plans to reduce a significant number of leased facilities. The remaining liability is expected to be paid over the remaining lease terms and is reflected net of expected sublease income of $132 million. Additional charges may be required in the future if the expected sublease income is not realized.

       9	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5. SUPPLEMENTARY BALANCE SHEET INFORMATION

(in millions)	June 30, 2005	September 30, 2004

Completed goods	$729	$604
Work in process	42	49
Raw materials	140	169

Inventories, net of reserves of $714 as of June 30, 2005 and $710 as of September 30, 2004	$911	$822

Costs and recognized income not yet billed	$105	$106
Billings in excess of costs and recognized income	(189)	(208)

Contracts in process reflected in other current liabilities	$(84)	$(102)

Income tax receivables, including related interest	$1,019	$868
Non-trade receivables	158	360
Deferred income taxes	224	197
Prepaid expenses	212	187
Restricted cash	38	148
Forward contracts receivable	18	24
Other	2	29

Other current assets	$1,671	$1,813

Marketed software	$262	$284
Internal use software	131	142
Restricted cash	123	125
Investments	65	77
Non-trade receivables	20	62
Retainage receivables	14	16
Other	241	222

Other assets	$856	$928

Deferred revenue	$705	$593
Shareowner lawsuit settlement	—	572
Warranty	212	221
Contracts in process	84	102
Business restructuring	58	88
Other	759	785

Other current liabilities	$1,818	$2,361

Deferred income taxes	$192	$178
Deferred compensation	130	155
Business restructuring	103	122
Environmental	72	83
Warranty	73	76
Minority interests	67	35
Other, including contingencies	376	483

Other liabilities	$1,013	$1,132

       10	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the changes in the carrying value of goodwill and other acquired intangible assets from September 30, 2004 to June 30, 2005 by reportable segment. Goodwill relating to messaging products was reclassified from the INS segment to the Mobility segment as a result of changes in our segment reporting structure effective October 1, 2004.

	Goodwill				Other acquired intangible assets

(in millions)	INS	Mobility	Services	Total

As of September 30, 2004	$257	$25	$91	$373	$61
Amortization	—	—	—	—	(12)
Reclassification/Other	(7)	7	1	1	—

As of June 30, 2005	$250	$32	$92	$374	$49

7. COMPREHENSIVE INCOME

The components of other comprehensive income are summarized below. Foreign currency translation adjustments are generally not adjusted for income taxes, as they relate to indefinite investments in non-U.S. subsidiaries.

	Three months ended		Nine months ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Net income	$372	$387	$813	$793
Minimum pension liability adjustment	—	—	(4)	(4)
Foreign currency translation adjustments	(21)	(22)	26	10
Unrealized holding gains (losses) on investments	9	(10)	(3)	(9)
Reclassification adjustment for realized gains on investments	—	—	—	(75)

Comprehensive income	$360	$355	$832	$715

8. INCOME TAXES

	Three months ended		Nine months ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004

Favorable resolution of prior period tax audits	$56	$16	$111	$164
Reversal of non-U.S. valuation allowances	—	—	—	12
Non-U.S. and state income taxes attributed to pre-tax income	(22)	(12)	(46)	(49)

Income tax benefit	$34	$4	$65	$127

Interest on tax settlements	$20	$4	$79	$90

We continued to maintain a valuation allowance on substantially all of our net deferred tax assets. As a result, federal and certain state and non-U.S. income taxes attributable to pre-tax income were not provided. Valuation allowances were reversed to the extent of changes in net deferred tax assets. These changes were primarily driven by deferred taxes attributed to the pension credit which is not included in taxable income.

Certain income tax benefits were recognized due to the favorable settlement of audit matters related to the years 1990 through 2002, including matters with a previously merged company and the settlement of certain matters under tax sharing agreements with AT&T, Avaya and Agere. We also recognized interest income related to these settlements, which is included in other income.

       11	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Valuation allowances related to two non-U.S. tax jurisdictions were also reversed during the prior year interim periods based on our assessment that it was more likely than not that those deferred tax assets will be realizable based on the income projections and certain other factors for those jurisdictions.

9. EARNINGS PER COMMON SHARE (“EPS”)

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

The following table summarizes the computation of basic and diluted EPS:

	Three months ended June 30,		Nine months ended June 30,
(in millions, except per share amounts)	2005	2004	2005	2004

Net income	$372	$387	$813	$793
Conversion and redemption cost – 8.00% convertible securities	—	—	—	(1)
Preferred stock dividends and accretion	—	—	—	12

Net income applicable to common shareowners – basic	$372	$387	$813	$804
Adjustment for dilutive securities on net income:
7.75% convertible securities	(1)	—	1	—
2.75% convertible securities	11	11	34	34
8.00% convertible securities	11	17	—	—

Net income applicable to common shareowners – diluted	$393	$415	$848	$838

Weighted average shares outstanding – basic	4,433	4,288	4,419	4,241
Effect of dilutive securities:
Stock options	49	76	62	76
Warrants	1	—	14	—
7.75% convertible securities	10	—	10	—
2.75% convertible securities	622	498	534	505
8.00% convertible securities	211	235	—	—

Weighted average shares outstanding – diluted	5,326	5,097	5,039	4,822

EPS:
Basic	$0.08	$0.09	$0.18	$0.19
Diluted	$0.07	$0.08	$0.17	$0.17

The following table summarizes the potential shares of common stock that were excluded from diluted earnings per share, because the effect of including these potential shares would be antidilutive.

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2005	2004	2005	2004

8.00% convertible securities	44	—	251	246
7.75% convertible securities	228	238	228	238

Total potentially dilutive shares	272	238	479	484

Stock options excluded from diluted earnings per share because the exercise price was greater than the average market price of the common shares	315	233	292	243

       12	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10. OPERATING SEGMENTS

The accounting policies of the reportable segments are the same as those applied in the unaudited consolidated financial statements. The reportable segments are Mobility Solutions (“Mobility”), Integrated Network Solutions (“INS”) and Lucent Worldwide Services (“Services”). Mobility provides software and wireless equipment to support radio access and core networks. INS provides a broad range of software and wireline equipment related to voice networking (primarily consisting of switching products, which we sometimes refer to as convergence solutions), data and network management (primarily consisting of access and related data networking equipment and operations support software) and optical networking. Services provides deployment, maintenance, professional and managed services in support of both our product offerings as well as multivendor networks.

Beginning October 1, 2004, results for messaging products are reflected in the Mobility segment rather than the INS segment. We reclassified our segment results prior to fiscal 2005 to conform to our current segment structure.

Recent organizational changes related to combining our mobility and wireline businesses into a single unit, called the Network Solutions Group, were announced on April 19, 2005. These changes are in the process of being implemented and are likely to impact our current reportable segment structure beginning in fiscal 2006.

Performance measurement and resource allocation for the reportable segments are based on many factors. The primary financial measures include the revenues, costs and expenses directly controlled by each reportable segment and exclude the following:

•	Global sales organization expenses.

•	Certain costs related to shared services, such as general corporate functions, which are managed on a common basis in order to realize economies of scale and efficient use of resources.

•	Certain personnel compensation and benefits, including most of the impacts related to pension, postretirement and postemployment benefits, differences between the actual and budgeted benefit rates and differences between actual and budgeted employee incentive awards.

•	Bad debt and customer financing expenses and recoveries.

•	Business restructuring.

•	Revenues and expenses associated with licensing and protecting intellectual property rights.

•	Certain other general and miscellaneous costs and expenses not directly used in assessing the performance of the operating segments, including impairment or amortization of goodwill and other acquired intangible assets related to acquisitions completed prior to fiscal 2004.

       13	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2005	2004	2005	2004

Revenues
Mobility	$1,172	$1,028	$3,526	$2,961
INS	592	673	1,826	2,178
Services	538	473	1,557	1,418

Reportable segments	2,302	2,174	6,909	6,557
Other	38	16	101	86

Revenues	$2,340	$2,190	$7,010	$6,643

Operating income
Mobility	$406	$339	$1,200	$867
INS	64	61	75	344
Services	99	77	230	197

Reportable segments	569	477	1,505	1,408
Global sales organization	(131)	(126)	(419)	(370)
Shared services such as general corporate functions	(274)	(290)	(840)	(874)
Unallocated personnel costs and benefits	195	197	718	604
Recovery of bad debts and customer financings	53	90	75	203
Business restructuring	(6)	27	1	15
Other	(35)	(26)	(82)	(51)

Operating income	$371	$349	$958	$935

Two customers accounted for 31% and 13% of consolidated revenues during the three months ended June 30, 2005 and 29% and 13% of consolidated revenues during the nine months ended June 30, 2005. Two customers accounted for 28% and 12% of consolidated revenues during the three months ended June 30, 2004 and 26% and 11% of consolidated revenues during the nine months ended June 30, 2004.

We utilize a sole-source supplier for the majority of our wireless products. In addition, we recently signed an agreement with Solectron Corporation to essentially consolidate the outsourced manufacturing of our portfolio of wireline products.

11. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits, and other claims, including proceedings by government authorities. In addition, we may be subject to liabilities of some of our former affiliates under separation agreements with them. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, unless otherwise indicated, we are unable to estimate the ultimate aggregate amounts of monetary liability or ranges of possible losses with respect to our pending litigation matters as of June 30, 2005. The resolution of these matters could have a material impact on our consolidated results of operations, financial position and cash flows. Although no individual item was material to our consolidated results of operations, charges of $25 million and $69 million were recognized during the three and nine months ended June 30, 2005, primarily due to settlements, dispositions and changes in estimates related to various litigation matters. These amounts exclude the impact of the global settlement of our shareowner litigation discussed below.

Securities and Related Cases

We settled the majority of the assorted securities, ERISA and derivative class action and other related lawsuits against us and certain of our current and former directors, officers and employees. The settlement covers all claims generally relating to the purchase of Lucent securities during different class periods and is a global settlement of 53 separate lawsuits, including a consolidated shareowner class action lawsuit in the U.S. District Court of New Jersey, and related ERISA, bondholder, derivative, and other state securities cases. The net charges related to our global securities and related cases were $54 million during the nine months ended June

       14	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

30, 2005 due to changes during the first quarter of fiscal 2005 in the fair market value of warrants that were issued as part of the settlement and a $17 million insurance recovery during the third quarter of fiscal 2005. Cases have been and may continue to be brought by individual investors who opted out of the settlement. We will defend any lawsuits that may be brought by parties that have opted out or that were not part of the settlement. At the current time, we do not have any opt out or related securities cases pending that are material.

Government Investigations

During August 2003, the U.S. Department of Justice (the “DOJ”) and the SEC informed us that they had each commenced an investigation into possible violations of the Foreign Corrupt Practices Act (“FCPA”) with respect to our operations in Saudi Arabia. These investigations followed allegations made by National Group for Communications and Computers Ltd. (“NGC”) in an action filed against us on August 8, 2003, which is described below. In April 2004, we reported to the DOJ and the SEC that an internal FCPA compliance audit and an outside counsel investigation found incidents and internal control deficiencies in our operations in China that potentially involve FCPA violations. We are cooperating with those agencies. We believe these incidents and deficiencies did not have a material effect on our results of operations. However, we cannot determine whether this continuing investigation will affect our future business operations in China.

As disclosed in a Form 8-K filing on November 8, 2004, our former Chairman and Chief Executive Officer, the former head of our Saudi Arabia operations and a third former employee received “Wells” notices from the SEC. In early May 2005, the SEC Enforcement Staff notified representatives of these individuals that the Staff would not be recommending enforcement action against these individuals. We have not received a Wells notice at this time, but the investigation is continuing with respect to both China and Saudi Arabia.

During the three months ended June 30, 2005, we received subpoenas on two different matters, requesting specific documents and records. One of the subpoenas relates to a DOJ investigation of potential antitrust and other violations by various participants in connection with the federal E-Rate program. The subpoena requires us to produce documents before a grand jury of the U.S. District Court in Georgia. The second subpoena was from the Office of Inspector General, U.S. General Services Administration and relates to a federal investigation into certain sales to the federal government of telecommunications equipment and related maintenance services. It is too early for us to determine whether either of these matters will have a material effect on our business, financial position, results of operations or cash flows.

Employment and Benefits Related Cases

We have implemented various actions to address the rising costs of providing retiree health care benefits and the funding of our pension plans. These actions have led to the filing of cases against us and may lead to the filing of additional cases. Purported class action lawsuits have been filed against us in connection with the elimination of the death benefit from our U.S. management pension plan in early 2003. Three such cases have been consolidated into a single action pending in the U.S. District Court in New Jersey, captioned In Re Lucent Death Benefits ERISA Litigation. The elimination of this benefit reduced our future pension obligations by approximately $400 million. The benefit was paid out of the pension plan assets to certain qualified surviving dependents, such as spouses or dependent children of management retirees. The case alleges that we wrongfully terminated this death benefit and requests that it be reinstated, along with other remedies. Another such case, Chastain, et al. v. AT&T, was filed in the U.S. District Court in the Western District of Oklahoma. The Chastain case also involves claims related to changes to retiree health care benefits.

The Equal Employment Opportunity Commission (“EEOC”) filed a purported class action lawsuit against us, EEOC v. Lucent Technologies Inc., in the U.S. District Court in California. The case alleges gender discrimination in connection with the provision of service credit to a class of present and former Lucent employees who were out of work because of maternity prior to 1980 and seeks the restoration of lost service credit prior to April 29, 1979, together with retroactive pension payment adjustments, corrections of service records, back pay and recovery of other damages and attorneys fees and costs.

       15	Form 10-Q - Part I

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intellectual Property Cases

We are defendants in various cases in which third parties claim infringement of their patents, including certain cases where infringement claims have been made against our customers in connection with products we have provided to them. In the case of Tantivy Communications, Inc. v. Lucent Technologies, pending in the U.S. District Court in Texas, the plaintiff originally filed suit in connection with nine of its U.S. patents. The plaintiff identified several of our products as potentially infringing its patents, including our 3G CDMA2000 1xEV-DO and 3G CDMA2000 1xRTT systems. Currently, three patents remain in the case, and the allegations against 1xEV-DO systems have been dropped. The trial is expected to begin during our first quarter of fiscal 2006.

Other Matters

We are involved in commercial disputes with customers, suppliers, subcontractors and other parties. These matters generally involve claims for monetary damages for breach of contract or breach of warranty or similar claims in the normal course of business. While many of these disputes are settled amicably without litigation, some of these matters have resulted in lawsuits being filed against us. The condition of the telecommunications market in the past several years and the insolvency or failure of numerous service providers have led to more claims and disputes resulting in litigation. The following is a description of significant pending litigation related to these matters.

A lawsuit involving investors in Actel Integrated Communications was filed against us seeking $60 million in damages and punitive damages, claiming we misled these investors as to certain technology which influenced their decision to invest in Actel. This case, Sandler Capital Partners IV, L.P. et al. v. Lucent Technologies, filed in New York State Court, is in the discovery phase. During fiscal 2004, we settled cases filed against us by Actel. In addition, two other cases were filed against us alleging that we failed to deliver working products related to this technology: Maxcess, Inc. v. Lucent Technologies Inc. et al., filed in the U.S. District Court for the Middle District of Florida, and Official Plan Committee of Omniplex, Inc. v. Lucent Technologies Inc., filed in Missouri State Court. The claims against us in the Maxcess case have been dismissed, and the plaintiff has appealed this decision. The complaint in the Omniplex case seeks damages in excess of $80 million and punitive damages based on allegations of fraud. The Omniplex case is in the discovery phase.

We are a defendant in an adversary proceeding originally filed in U.S. Bankruptcy Court in Delaware by Winstar and Winstar Wireless, Inc. in connection with the bankruptcy of Winstar and various related entities. The trial for this matter concluded in June 2005. The trial pertained to breach of contract and other claims against us, for which the trustee for Winstar is seeking compensatory damages of approximately $60 million, as well as costs and expenses associated with litigation. The trustee is also seeking recovery of a payment to us of approximately $190 million in December 2000, plus interest. Although the trial was completed, the judge has not rendered his decision in the case. Thus we do not know whether any of these claims against us will be awarded and, if so, what impact this matter may have on us.

On August 8, 2003, NGC filed an action in the U.S. District Court for the Southern District of New York against us, certain former officers and employees, our subsidiary Lucent Technologies International Inc. and an unaffiliated company, alleging violations of the Racketeer Influenced Corrupt Organizations Act (“RICO”) and other improper activities. These allegations relate to activities in Saudi Arabia in connection with certain telecommunications contracts involving Lucent, the Kingdom of Saudi Arabia and other entities. The complaint seeks damages in excess of $63 million, which could be tripled under RICO. The allegations in this complaint appear to arise out of certain contractual disputes between NGC and Lucent that are the subject of a separate case that NGC previously filed against us in U.S. District Court in New Jersey and other related proceedings brought by NGC in Saudi Arabia. We have filed a motion to dismiss the New York action. Some of the claims brought by NGC in the New Jersey action have been dismissed, but that case and the other claims in Saudi Arabia are still pending.

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

We remain secondarily liable for approximately $222 million of lease obligations as of June 30, 2005, that were assigned to Avaya, Agere and purchasers of our other businesses. The remaining terms of these assigned leases and our corresponding guarantees range from one month to 14 years. The primary obligor under assigned leases may terminate or restructure the lease obligation before its original maturity and thereby relieve us of our secondary liability. We generally have the right to receive indemnity or reimbursement from the assignees and have not reserved for losses on this form of guarantee.

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

(in millions)	2005	2004

Reserve as of September 30	$297	$330
Accruals for warranties	42	20
Payments	(54)	(53)

Reserve as of June 30	$285	$297

Environmental Matters

Our current and historical operations are subject to a wide range of environmental laws. In the United States, these laws often require parties to fund remedial action regardless of fault. We have remedial and investigatory activities underway at numerous current and former facilities.

Environmental reserves of $105 million have been established for environmental liabilities that can be reasonably estimated as of June 30, 2005. These reserves are not discounted to present value. We have receivables of $22 million with respect to environmental matters due from third-party indemnitors as of June 30, 2005. Receivables are recorded only if the indemnitors have agreed to pay the claims and management believes collection of the receivables is reasonably assured. Environmental matters did not have a significant impact on our consolidated results of operations, financial position and cash flows for all periods presented.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities, due to the above factors and the lengthy time periods involved in resolving them, which may be up to 30 years or longer. Although we believe that our reserves are currently adequate, there can be no assurance that the amount of capital expenditures and other expenses that will be required for remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of amounts provided for as of June 30, 2005 cannot be reasonably estimated.

       18	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management’s assumptions. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties include: fluctuations in the telecommunications market; our ability to compete effectively; our product portfolio and ability to keep pace with technological advances in our industry; our reliance on a limited number of key customers; our exposure to the credit risk of our customers; the pricing, cost and other risks inherent in our long-term sales agreements; the costs and risks associated with our pension and postretirement benefit obligations; the social, political and economic risks of our foreign operations; our reliance on a limited number of third parties to manufacture most of our products; our ability to generate positive cash flow; existing and future litigation; our ability to protect our intellectual property rights and the expenses we may incur in defending such rights; the complexity of our products; changes to existing regulations or technical standards; compliance with environmental health and safety laws; and our ability to retain and recruit key personnel. For a more complete list and description of such risks and uncertainties, refer to our Form 10-K for the year ended September 30, 2004. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this quarterly report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

There has been some consolidation among service providers as they look to expand their scope and scale while improving cost efficiencies. This industry dynamic presents both challenges and opportunities for equipment vendors. One potential challenge may come in the form of rationalized capital spending in the future. However, we anticipate that there will also be opportunities, as carriers will require assistance integrating these large, complex networks. Also, depending on the service providers involved, some of the consolidation could enable certain vendors to extend their reach into customers that were previously focused on different technologies or areas.

The telecom market remains dynamic. We are at the beginning of a fundamental shift not only in the way networks operate, but also in the way end users are accessing and using those networks. As this transformation progresses, our customers are increasingly focused on deploying new IP-based, revenue generating services that will differentiate their businesses and build customer loyalty. However, the actual trialing, testing and deployment of these new technologies will take time. This is a long-term technology transition, which creates opportunities for us and our customers in growth areas such as mobile high-speed data, broadband access, metro optical networking and Voice over Internet Protocol (or VoIP) solutions, as well as professional and managed services. We are working to turn these technologies and opportunities into cost-effective offers for our customers.

Within this environment, certain service providers are currently investing to meet growing capacity demands. These demands are being driven by the coverage requirements, subscriber growth and traffic increases that place demands on networks of all kinds. In addition, service providers have increased investments in the systems, software and technologies that enable next-generation services that cut across wireline and wireless,

       19	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

as well as voice, video and data. There is also a growing interest in content – games, music and entertainment. To effectively compete, we have to continue our work to expand our customer base, improve overall productivity and efficiency and provide new solutions to customers.

To meet these challenges, we have been adapting our product portfolio around a common IP Multi-Media Subsystem (“IMS”) based platform that gives our customers the flexibility to build the types of networks and offer the types of services to best meet the demand for converged broadband services. We continue to progress in combining our mobility and wireline businesses into a single unit called the Network Solutions Group. We expect this change to:

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

We expect to achieve operating efficiencies as a result of these efforts. These changes will allow us to more effectively focus our efforts and resources on pursuing high-growth areas where we have strong technology, market or customer advantages. We believe that focusing on these areas will allow us to better serve our customers and provide us with the best opportunity to profitably grow the business.

Capital spending in our target markets can change rapidly and can vary over short periods of time. As a result of this uncertainty, it is difficult to make accurate forecasts of near- and long-term results and cash flow. In addition, because a limited number of customers account for a significant amount of our revenue, our results are subject to fluctuation due to changes in spending by one or more of these customers. Exposure to this type of fluctuation is most prevalent in our Mobility segment.

The following table includes certain financial information.

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2005	2004	change	2005	2004	change

Mobility	$1,172	$1,028	14%	$3,526	$2,961	19%
INS	592	673	(12%)	1,826	2,178	(16%)
Services	538	473	14%	1,557	1,418	10%
Patent Licensing	31	—	—	73	44	66%
Other	7	16	(56%)	28	42	(33%)

Revenues	$2,340	$2,190	7%	$7,010	$6,643	6%

Gross margin	$1,052	$947	$105	$3,011	$2,804	$207
Gross margin rate	45%	43%	2 points	43%	42%	1 point

Operating expenses	$681	$598	$83	$2,053	$1,869	$184
Percentage of revenue	29%	27%	2 points	29%	28%	1 point

Operating income	$371	$349	$22	$958	$935	$23
Other income, net	52	128		49	35
Interest expense	85	94		259	304
Income taxes	(34)	(4)		(65)	(127)

Net income	$372	$387		$813	$793

       20	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in more detail throughout our MD&A:

•	Mobility revenues increased due to continued deployment of EVDO and CDMA network expansion in the U.S., as certain of our large customers increase network investment for high-speed mobile data services and deploy additional capacity to support subscriber growth. INS revenues decreased due to lower sales of legacy circuit switching and Personal Handyphone Systems (“PHS”), as declines in these product sales continue to outpace growth in spending on next generation technologies. Services revenues increased due to higher professional services and government contracts.

•	Gross margin rates increased slightly in all periods presented. Mobility gross margin rates were fairly consistent with the comparable prior year periods. The INS gross margin rate decreased from the nine months ended June 30, 2004 period due to the impact of lower sales volume, unfavorable product mix and higher inventory related charges. These impacts were more severe during the first half of fiscal 2005. The INS gross margin rate increased slightly from the comparable prior year quarterly period due to the favorable impact of revised estimates related to certain long-term contracts. Services gross margin rates increased from the comparable prior year periods due primarily to cost reductions resulting from lower average workforce levels.

•	Operating expenses increased primarily due to higher recoveries of bad debt and customer financing and business restructuring reserve reversals in the prior year periods.

•	Other income includes, among other items, the impact of charges that were recognized due to changes in the estimated fair value of the warrants issued as part of the global settlement of our shareowner litigation in certain periods and interest income related to income tax settlements.

•	Federal and certain state and non-U.S. income taxes attributable to pre-tax income were not provided for during the periods presented as a result of maintaining a full valuation allowance on substantially all of our net deferred tax assets. However, income tax benefits and interest income were recognized due to the favorable resolution of certain prior period tax matters.

•	Cash and cash equivalents and marketable securities decreased $737 million to $4.1 billion during the nine months ended June 30, 2005, primarily due to the timing of annual employee incentive payments, cash paid in connection with the shareowner litigation settlement and repayment of certain debt obligations and convertible securities.

We continue to expect our market and our business to grow as customers invest in revenue-generating services and more efficient network operations. Mobility should remain a strong growth sector as service providers continue their transition to 3G networks for mobile high-speed data services. We will continue to invest in the key areas of convergence, manage the product cycle of declining mature technologies and focus on growth in next generation areas like VoIP, broadband access and metro optical. We will continue to manage our cost and expense profile as we work on expanding our revenue base in our global markets, including government and emerging markets outside of the United States. We continue to expect our fiscal 2005 annual revenue growth rate on a percentage basis to be in the mid-single digits, which we believe is at about the market growth rate; annual gross margin rate on a percentage basis to be in the low 40’s; and annual operating expenses as a percentage of revenue to be about 30%. Actual results could differ from these expectations.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our unaudited consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially from the estimated amounts. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, pension and postretirement benefits, income taxes, legal contingencies, receivables and customer financing, inventories, business restructuring and intangible assets. We discuss our critical accounting estimates with our Audit and Finance Committee of the Board of Directors at least annually. For more information on critical accounting estimates, refer to the MD&A included in our Form 10-K for the year ended September 30, 2004.

       21	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

There were no accounting policies that were adopted during the nine months ended June 30, 2005 that had a material effect on our financial condition and results of operations.

CONSOLIDATED RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED JUNE 30, 2005 VERSUS THREE AND NINE MONTHS ENDED JUNE 30, 2004

Revenues

	Three months ended June 30,				Nine months ended June 30,
(in millions)	2005		2004		2005		2004

Mobility	$1,172	50%	$1,028	47%	$3,526	50%	$2,961	45%
INS	592	25%	673	31%	1,826	26%	2,178	33%
Services	538	23%	473	22%	1,557	22%	1,418	21%
Patent Licensing	31	2%	—	—	73	1%	44	1%
Other	7	—	16	—	28	1%	42	—

Revenues	$2,340	100%	$2,190	100%	$7,010	100%	$6,643	100%

U.S.	$1,523	65%	$1,405	64%	$4,422	63%	$4,074	61%
Other Americas (Canada, Caribbean &
Latin America)	181	7%	140	6%	529	8%	335	5%
EMEA (Europe, Middle East & Africa)	318	14%	299	14%	973	14%	922	14%
APaC (Asia Pacific & China)	318	14%	346	16%	1,086	15%	1,312	20%

Revenues	$2,340	100%	$2,190	100%	$7,010	100%	$6,643	100%

Revenues increased by 7% and 6% during the three and nine months ended June 30, 2005. The increases were driven by significantly higher Mobility revenues, particularly in the U.S., and to a lesser extent, higher Services revenues. INS revenues continued to decline. Refer to the segment discussion later in this MD&A for information on changes in revenues by segment and product.

The increases in the U.S. were due to higher spending by certain large service providers in 3G network investment and in general capacity growth. The increases in Other Americas were due to higher CDMA sales in Venezuela and various product sales in Canada. The changes in EMEA were primarily due to higher sales of certain wireline products and services and favorable foreign currency impacts in Europe. The declines in APaC were primarily due to lower voice networking sales in China, primarily PHS, and the timing of CDMA network deployments in Korea and India. Revenues from customers located in China represented approximately 7% and 9% of consolidated revenues during the three and nine months ended June 30, 2005, respectively.

Although our quarterly revenues have been essentially flat throughout fiscal 2005, they are subject to fluctuation as a result of changes in customer spending patterns and short-term capital requirements, as well as the timing of customer acceptances. Changes in foreign currency rates favorably impacted our consolidated revenues by approximately 1% during the fiscal 2005 periods.

Gross Margin

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2005	2004	2005	2004

Gross margin	$1,052	$947	$3,011	$2,804
Gross margin rate	45%	43%	43%	42%

The following factors impacted our consolidated gross margin rates:

•	The net impact of higher provisions for slow moving and obsolete inventories, customer and supplier contract settlements, warranty expenses, and certain customer obligations reduced the consolidated gross margin rate by one percentage point from the comparable prior year periods.

       22	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	The net impact of lower accruals for employee incentive awards and a lower net pension and postretirement benefit credit, increased the consolidated gross margin rate by one percentage point from the comparable prior year periods.

•	Higher patent licensing revenues increased the consolidated gross margin rate by one percentage point from the comparable prior year quarterly period.

•	Historically, our gross margin rates are generally higher in Mobility compared to INS and Services, and higher in the U.S. compared to non-U.S. regions. The favorable impact of the higher percentage of Mobility and U.S. revenues to the consolidated revenues was offset by other factors including pricing, product mix and revised estimates related to long-term contracts in certain periods. The net effect of these items increased the consolidated gross margin rate by approximately one percentage point from the comparable prior year periods.

Our gross margin rate is subject to fluctuation due to changes in volume, geographic, product and service mix, the impact of significant inventory-related charges and revisions to estimates related to long-term contracts. Changes in estimates related to long-term contracts could occur throughout the project execution as a result of changes in previously expected costs, contract change orders or the resolution of project contingencies, among other items. Changes in the expected profitability for a  contract are reflected in results during the period that they are determined based on the project’s percentage completion to date. As a result, the cumulative effect of any changes would be reflected in the results of the current period.

Our gross margin rate may also be impacted by other factors, such as competitive pricing pressures, the initial impact of sales of certain next generation products, our efforts in entering emerging markets and our ability to continue to realize cost reductions. We operate in highly competitive markets that are subject to pricing pressures for various reasons, including technological changes, new entrants and supply and demand fluctuations. Although we believe that these impacts have reduced our relative revenue levels from prior periods, our gross margin has not been significantly impacted due to our ability to realize cost reductions through our supply chain.

Operating Expenses

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2005	2004	Change	2005	2004	Change

Marketing and sales (“M&S”)	$235	$232	$3	$715	$657	$58
General and administration (“G&A”)	202	149	53	544	478	66

Selling, general and administrative (“SG&A”)
expenses, excluding the following two items:	437	381	56	1,259	1,135	124
Recovery of bad debts and customer financings	(53)	(90)	37	(75)	(203)	128
Amortization of other acquired intangibles assets	4	—	4	12	1	11

SG&A	388	291	97	1,196	933	263
Research and development (“R&D”)	287	334	(47)	858	951	(93)
Business restructuring	6	(27)	33	(1)	(15)	14

Operating expenses	$681	$598	$83	$2,053	$1,869	$184

Operating expenses increased primarily due to higher recoveries of bad debts and customer financing and business restructuring reserve reversals in the prior year periods, which accounted for $70 million and $142 million of the increase from the three- and nine-month comparable prior year periods, respectively. The impact of annual salary increases and a lower net pension and postretirement benefit credit also contributed to the increase. However, this impact was offset by lower accruals for employee incentive awards due to higher than targeted performance in the prior year periods. The net effect of these compensation and benefit matters impacted M&S, G&A and R&D trends. Except for the impact of annual salary increases, these matters did not impact our reportable segment results.

       23	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

SG&A expenses

SG&A changes included the impact of the compensation and benefit matters discussed above and higher selling expenses to support the global sales organization and Services growth initiatives, including the government market. Reserve reversals related to the expiration of a customer obligation and supplier settlement also reduced SG&A by approximately $15 million during the first quarter of fiscal 2004. SG&A charges related to various litigation matters were $25 million and $43 million during the three and nine months ended June 30, 2005, respectively, and $3 million and $32 million during the three and nine months ended June 30, 2004, respectively.

Recovery of bad debts and customer financings

Net recoveries were due to the favorable settlement or sale of certain fully-reserved notes receivable and accounts receivable and significantly lower bad debt and customer financing exposure. These settlements generally occur as a result of the resolution of work-outs and consummation of bankruptcy proceedings. Further recoveries or charges may occur in the future.

Goodwill impairment and amortization of other acquired intangibles

Goodwill of $374 million as of June 30, 2005 is not amortized but is tested for impairment annually during the fourth quarter or more often if an event or circumstance indicates that an impairment loss has been incurred. Changes in our reporting units that may result from recent organizational changes and INS’s market conditions could lead to additional impairment tests and possible future charges. The goodwill and other acquired intangible assets assigned to all of INS’s reporting units was $299 million as of June 30, 2005. Amortization of other acquired intangible assets was related to the acquisition of Telica in the fourth quarter of fiscal 2004.

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

R&D decreased primarily due to changes in compensation and benefit matters discussed above as well as recent cost reduction actions in INS. R&D expenses were essentially flat in Mobility.

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

(in millions)	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004

Costs capitalized	$64	$63	$179	$196

Amortization	65	66	200	205

       24	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business restructuring

(in millions)	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004

Employee separations	$1	$1	$(3)	$(14)
Contract settlements	—	1	(2)	(13)
Facility closings	5	(29)	4	14
Other	—	(1)	—	(3)

Restructuring costs	6	(28)	(1)	(16)
Asset write-downs	—	1	—	1

Net charge/(reversal)	$6	$(27)	$(1)	$(15)

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

Refer to Note 4 to our unaudited consolidated financial statements for details on the changes in our business restructuring reserve.

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

(in millions)	Three months ended June 30,		Nine months ended June 30,
	2005	2004	2005	2004

Pension benefit credit	$(244)	$(277)	$(730)	$(831)
Postretirement benefit cost	66	72	197	217

Net pension and postretirement benefit credit	(178)	(205)	(533)	(614)

Postemployment benefit cost	20	7	54	29

Net pension, postretirement and postemployment benefit credit	$(158)	$(198)	$(479)	$(585)

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

During fiscal 2005, our annual net pension and postretirement benefit credit is expected to decline by approximately $150 million from the fiscal 2004 period. Assuming no additional changes in actuarial assumptions, the annual net pension and postretirement benefit credit is expected to continue to decrease by an additional $200 million during fiscal 2006, primarily due to amortization of differences between the market-related value and fair value of pension and postretirement plan assets. The market-related value is projected to be closely aligned with the fair value of the pension and postretirement plan assets as of September 30, 2005. Changes in actuarial assumptions could also significantly impact the net credit in the future.

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

Other Income, net and Interest Expense

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2005	2004	2005	2004

Legal settlements	$17	$72	$(68)	$(189)
SEC settlement	—	—	—	(25)
Interest on tax settlements	20	4	79	90
Interest income	29	26	83	68
Minority interests	(20)	3	(35)	(8)
Other-than-temporary write-downs of investments	(5)	(2)	(16)	(12)
Gain on sale of investments	1	9	1	75
Loss on extinguishment of convertible securities and debt	(5)	(1)	(9)	(7)
Miscellaneous, net	15	17	14	43

Other income, net	$52	$128	$49	$35

Interest expense	$85	$94	$259	$304

The income or expense attributed to legal settlements was primarily related to the changes in fair market value of warrants issued in connection with the global settlement of our shareowner lawsuit through the first quarter of fiscal 2005 and recoveries from fiduciary insurance companies, including $17 million during the third quarter of fiscal 2005. Refer to Note 11 to our unaudited consolidated financial statements for more information on legal settlements.

We reached an agreement with the SEC and paid a $25 million fine in connection with the SEC’s investigation into our revenue recognition issues previously identified in November and December of 2000. The final judgment and consent decree to settle the investigation with the SEC was entered into during May 2004.

Interest on tax settlements was related to our favorable resolution of income tax audits, including the favorable resolution of certain tax issues under tax sharing agreements with AT&T, Avaya and Agere.

The gain on sale of investments in fiscal 2004 was primarily related to the maturity of the forward contract on the sale of Corning common stock. We obtained the shares of Corning in connection with the sale of certain joint ventures associated with our optical fiber business in fiscal 2002.

The decrease in interest expense was primarily due to the extinguishment of debt during fiscal 2004 and the nine months ended fiscal 2005.

       26	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2005	2004	2005	2004

Favorable resolution of prior period tax audits	$56	$16	$111	$164
Reversal of non-U.S. valuation allowances	—	—	—	12
Non-U.S. and state income taxes attributed to pre-tax income	(22)	(12)	(46)	(49)

Income tax benefit	$34	$4	$65	$127

Interest on tax settlements	$20	$4	$79	$90

We continued to maintain a valuation allowance on substantially all of our net deferred tax assets. As a result, federal and certain state and non-U.S. income taxes attributable to pre-tax income were not provided. Valuation allowances were reversed to the extent of changes in net deferred tax assets. These changes were primarily driven by deferred taxes attributed to the pension credit which is not included in taxable income.

Certain income tax benefits were recognized due to the favorable settlement of audit matters related to the years 1990 through 2002, including matters with a previously merged company and the settlement of certain matters under tax sharing agreements with AT&T, Avaya and Agere. We also recognized interest income related to these settlements, which is included in other income.

Valuation allowances related to two non-U.S. tax jurisdictions were also reversed during the prior year interim periods based on our assessment that it was more likely than not that those deferred tax assets will be realizable based on the income projections and certain other factors for those jurisdictions.

We have been profitable for eight consecutive quarters beginning with the fourth quarter of fiscal 2003 and we expect to no longer be in a U.S. cumulative loss position during the fourth quarter of fiscal 2005. We determine cumulative losses on a rolling twelve-quarter basis. If this occurs, we will consider the extent to which we can rely on income forecasts to support the realization of our net U.S. deferred tax assets. These income forecasts will be considered in conjunction with other positive and negative evidence, including our forecasts of taxable income over the applicable carryforward periods, our current financial performance, our market environment, and other factors, in evaluating the need for a full or partial valuation allowance. The scheduling of the reversal of temporary differences is also an important consideration in this assessment. Significant judgment is required in this scheduling process, such as estimates associated with the tax implications of retiree benefits that are usually driven by funding assumptions. Similar analysis will continue to be performed in other jurisdictions where we are no longer in a cumulative loss position.

We expect to maintain a full valuation allowance on our remaining net deferred tax assets until an appropriate level of profitability that generates taxable income is sustained or until we are able to develop tax strategies that would enable us to conclude that it is more likely than not that a portion of our deferred tax assets will be realizable. Any reversal of valuation allowances will favorably impact our results of operations in the period of the reversal. In addition, federal and certain state and non-U.S. income taxes attributable to the fiscal year’s pre-tax income will be provided for in the period of the reversal and in subsequent periods, which will reduce net income.

Results of Operations by Segment

Mobility

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2005	2004	change	2005	2004	change

U.S.	$881	$780	13%	$2,615	$2,108	24%
Non-U.S.	291	248	17%	911	853	7%

Total revenues	$1,172	$1,028	14%	$3,526	$2,961	19%

Segment income	$406	$339	$67	$1,200	$867	$333

       27	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ended June 30, 2005 versus June 30, 2004

Mobility revenues increased by $144 million. U.S revenues increased primarily due to higher CDMA sales to Verizon Wireless and Sprint as they continue to increase their EVDO deployment and CDMA network investment for high-speed mobile data services and additional network capacity. These two customers accounted for 69% and 64% of total Mobility revenues during the third quarter of fiscal 2005 and 2004, respectively. Including these two customers, five customers accounted for 83% and 78% of Mobility revenues during the third quarter of fiscal 2005 and 2004, respectively. Non-U.S. revenues increased in all regions except EMEA. EMEA revenues decreased due to lower sales of UMTS data cards and the winding down of our remaining GSM business.

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

Consolidation has occurred with several large U.S. wireless service providers. These events may impact our future revenue trends as these service providers assess potential technology migrations to common platforms or leverage excess capacity. These events may present opportunities for us to assist in integration efforts or to expand our products/services or technologies in certain networks where they were not previously utilized. In addition, the timing of awards of licenses and spectrum to service providers in certain markets such as the U.S. and China may also impact future revenue.

Our future quarterly revenue trends may be volatile as a result of the high concentration of revenue among a limited number of customers and the resulting exposure to their spending patterns, as well as the timing of revenue recognition related to long-term contracts.

Segment income increased due to a $66 million increase in gross margin and a $1 million decrease in operating expenses. The increase in gross margin was primarily due to higher sales volume.

Nine months ended June 30, 2005 versus June 30, 2004

Mobility revenues increased $565 million. Revenues increased in all regions except APaC. U.S. revenues increased primarily due to higher sales to Verizon Wireless and Sprint. These two customers accounted for 67% and 62% of Mobility revenues during the nine months ended June 30, 2005 and 2004, respectively. Including these two customers, five customers accounted for 81% of Mobility revenues during the nine months ended June 30, 2005 and 2004. Non-U.S. revenues increased primarily in Other Americas due to higher CDMA sales in Brazil, Venezuela and Canada. These increases were partially offset by lower revenues in APaC resulting from the timing of obtaining customer acceptance for a CDMA project in India in the prior period.

Segment income increased due to a $341 million increase in gross margin that was partially offset by a $8 million increase in operating expenses. The increase in gross margin was primarily due to higher sales volume.

INS

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2005	2004	change	2005	2004	change

Voice networking	$200	$274	(27%)	$645	$897	(28%)
Data and network management	197	254	(22%)	618	701	(12%)
Optical networking	195	145	34%	563	580	(3%)

Total revenues	$592	$673	(12%)	$1,826	$2,178	(16%)

U.S.	$284	$340	(16%)	$823	$1,098	(25%)
Non-U.S.	308	333	(8%)	1,003	1,080	(7%)

Total revenues	$592	$673	(12%)	$1,826	$2,178	(16%)

Segment income	$64	$61	$3	$75	$344	$(269)

       28	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ended June 30, 2005 versus June 30, 2004

INS revenues declined by $81 million. The decline in U.S. revenues was attributed to reductions in mature technology products, primarily circuit switching products within voice networking and certain data and network management products, partially offset by an increase in optical networking products. Lower non-U.S. sales primarily resulted from lower PHS sales in China, partially offset by an increase in optical networking products and certain data and network management products in Europe. Five customers accounted for 43% and 40% of INS revenues during the third quarter of fiscal 2005 and 2004, respectively.

The $74 million decline in voice networking revenues was primarily attributed to lower sales of circuit switching products ($14 million) and PHS ($43 million). Traditional circuit switching product sales are currently declining at a faster rate than the growth in next generation technologies. The decline is also more prevalent in the U.S., where certain customers are shifting their spending to other areas, such as broadband access. Circuit switching represented approximately 50% of voice networking revenues during the third quarter of fiscal 2005. PHS sales declined as service providers in China curtailed their spending in preparation for transitioning to 3G networks. PHS products accounted for 25% of voice networking revenues during the third quarter of fiscal 2005. Optical networking revenues increased by $50 million due to higher sales of next generation optical products.

Although customer-spending levels for INS products may not change significantly in the aggregate, the mix of what is purchased is likely to continue to change or fluctuate. Our future revenues will be impacted by our success in offering a product portfolio that effectively addresses customer needs. Although we believe quarterly INS revenues are stabilizing near the current period level, they may decline as customers consider alternatives in transitioning to next generation networks.

Segment income increased due to a $16 million decrease in operating expenses that was offset by a $13 million decrease in gross margin. The lower gross margin was due to lower sales volume partially offset by a slight increase in the gross margin rate. The gross margin rate increased due to the favorable impact of revised estimates related to certain long-term contracts. The decrease in operating expenses was primarily due to lower average employee workforce levels.

Nine months ended June 30, 2005 versus June 30, 2004

INS revenues declined by $352 million. The $275 million decline in the U.S. and $77 million decline in non-U.S. regions were due to reasons similar to those discussed above. Five customers accounted for 39% and 40% of INS’s revenues during the nine months ended June 30, 2005 and 2004, respectively.

Voice networking revenues declined by $252 million, data and network management revenues declined by $83 million, and optical networking revenues declined by $17 million. Reasons for changes in voice and data and network management revenue levels were similar to those described in the three-month discussion above. Optical networking revenues declined primarily due to a decline in mature SONET/SDH products, partially offset by increasing revenues for next-generation metro optical products.

Segment income decreased due to a $259 million decrease in gross margin and a $10 million increase in operating expenses. The lower gross margin was due to lower sales and a decrease in the gross margin rate. The gross margin rate decreased due to the impact of lower sales volume, unfavorable product mix and higher inventory related charges as well as certain reserve reversals and settlements recognized during the prior period. These impacts were more severe during the first half of fiscal 2005. Operating expenses increased due to additional expenses related to the Telica acquisition and R&D related to next generation products.

       29	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Services

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2005	2004	change	2005	2004	change

U.S.	$320	$269	19%	$882	$783	13%
Non–U.S.	218	204	7%	675	635	6%

Total revenues	$538	$473	14%	$1,557	$1,418	10%

Segment income	$99	$77	$22	$230	$197	$33

Three months ended June 30, 2005 versus June 30, 2004

Services revenues increased by $65 million. Revenues increased in the U.S. and in the non-U.S. regions, primarily in EMEA. Five customers accounted for 47% and 42% of Services revenues during the third quarter of fiscal 2005 and 2004, respectively.

Professional services revenues increased by $64 million primarily due to government contracts, including a project in Iraq, and services for wireless customers. Deployment services declined by $15 million due to a decrease in sales of wireline products that required installation, as well as a decline in services related to preparing sites for placement of customers’ wireless equipment.

Segment income increased due to a $26 million increase in gross margin that was offset by a $4 million increase in operating expenses. The higher gross margin resulted from an increase in the gross margin rate and higher revenues. The gross margin rate increased as a result of lower average employee workforce levels. Operating expenses increased due to higher sales and marketing expenses in order to expand worldwide service offerings.

Nine months ended June 30, 2005 versus June 30, 2004

Services revenues increased by $139 million. Revenues increased in the U.S. and in the non-U.S. regions, primarily in Other Americas and EMEA. Five customers accounted for 44% and 39% of Services revenues during the nine months ended June 30, 2005 and 2004, respectively.

Professional services increased by $162 million and deployment services decreased by $34 million due to reasons similar to those discussed above.

Segment income increased due to a $63 million increase in gross margin that was partially offset by a $30 million increase in operating expenses due to reasons similar to those discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Summary of cash flows

	Nine months ended June 30,
(in millions)	2005	2004	change

Net income	$813	$793	$20
Non-cash items	(202)	(374)	172
Changes in working capital	24	34	(10)
Other changes	(935)	(158)	(777)

Cash provided by (used in) operating activities	(300)	295	(595)
Cash used in investing activities	(1,069)	(871)	(198)
Cash used in financing activities	(294)	(79)	(215)
Effect of exchange rate changes on cash and cash equivalents	8	20	(12)

Net decrease in cash and cash equivalents	$(1,655)	$(635)	$(1,020)

       30	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The additional cash used in operating activities during the nine months ended June 30, 2005 compared to the prior year period was primarily due to the higher employee incentive awards payments of approximately $300 million and certain customer settlements and customer financing recoveries of approximately $300 million during the prior interim period. These impacts are reflected in the other changes above.

Non-cash items include items that are not expected to generate or require the use of cash such as the pension credit and depreciation and amortization. In addition, charges or credits related to the changes in the fair value of warrants issued in connection with the global settlement of our shareowner lawsuit also impacted the non-cash items through the first quarter of fiscal 2005.

Changes in working capital requirements include changes in receivables, inventories and contracts in process, accounts payable and deferred revenue. Although our working capital requirements did not change significantly, components changed due to cash collections and the timing of customer billings and accounts payable disbursements. We periodically sell certain non-U.S. receivables with extended payment terms where it is cost effective to do so. We sold $172 million and $219 million of receivables during the nine months ended June 30, 2005 and 2004, respectively. This impact is reflected in the changes in receivables. We also committed to extended billing terms on a limited basis, of which $219 million and $232 million was outstanding as of June 30, 2005 and September 30, 2004, respectively.

Generally, working capital requirements will increase or decrease with changes in quarterly revenue levels. In addition, working capital requirements might be impacted by changes in billing terms, the timing of attaining billing milestones and collections. In addition to changes in working capital requirements, the timing of certain payments will also impact our quarterly cash flow. For example, while employee incentive awards are accrued throughout the fiscal year, they are usually paid during the first quarter of the subsequent fiscal year. Key working capital metrics are as follows:

	June 30, 2005	September 30, 2004	change

Days sales outstanding in accounts receivable	50	51	(1)
Inventory turnover	5.7	6.9	(1.2)
Days sales outstanding in working capital	25	23	2

Changes in other operating assets and liabilities during the nine months ended June 30, 2005, included the payment of fiscal 2004 incentive awards of approximately $600 million, the final payment related to our shareowner lawsuit settlement of $215 million, cash outlays for our restructuring program of $55 million and capitalized software of $179 million. These cash outlays were partially offset by $201 million of proceeds from a welfare benefits trust as reimbursement for management health care contributions that were made during fiscal 2004. Cash flow from operating activities also included net tax payments of $156 million (including related interest).

Investing activities included net purchases of marketable securities of $925 million and $834 million during the nine months ended June 30, 2005 and 2004, respectively. We may continue to purchase marketable securities in an attempt to improve our investment returns. Proceeds of $65 million related to the sale of property, plant and equipment and investments were also realized during the prior interim period. The remaining cash used in investing activities was for capital expenditures, including internal use software.

Cash used in connection with the early extinguishment of certain debt obligations was $419 million and $330 million during the nine months ended June 30, 2005 and 2004, respectively. Cash provided from the issuance of common shares for certain employee benefit plans was $121 million and $236 million during the nine months ended June 30, 2005 and 2004, respectively.

We are currently authorized by our board of directors to issue shares of our common stock or use cash in exchange for certain of our convertible securities and other debt obligations. From the fourth quarter of fiscal 2002 through June 30, 2005, we retired approximately $2.9 billion of our convertible securities and certain other debt obligations in exchange for approximately 643 million shares of our common stock and $1.2 billion in cash, in separate, multiple and privately-negotiated transactions. We may use cash or issue more of our common

       31	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

shares in similar transactions in the future. If our common stock is issued, it would result in additional dilution to our common shareowners.

Future capital requirements and funding sources

We do not expect our operations will generate cash on a sustainable basis until our pre-tax income exceeds the amount of net non-cash income items, which have been driven primarily by our pension credit. Our pension credit was $730 million during the nine months ended June 30, 2005 and $1.1 billion during fiscal 2004. Our cash requirements during the next few years are primarily related to funding our operations, retiree healthcare obligations, capital expenditures, debt obligations and related interest and other matters discussed below. Our 7.25% notes of $379 million mature during the fourth quarter of fiscal 2006 and our 8% convertible securities of $554 million are redeemable at the option of the holder on August 2, 2007. We believe our cash and cash equivalents of $1.7 billion and marketable securities of $2.4 billion as of June 30, 2005, are sufficient to fund our cash requirements for fiscal 2005 as well as the following few years. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

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

The cash requirements of our restructuring program are $2.6 billion, of which $2.4 billion had been paid through June 30, 2005. The expected remaining cash requirements are primarily for lease obligations over the remaining lease terms, net of sublease rental income of $132 million. The cash requirements could increase in the future if we do not receive this expected sublease income.

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

We currently provide retiree health care benefits for our retirees in the United States. These benefits are provided under a single plan covering 48,000 management retirees and 71,000 formerly represented retirees as well as an additional 81,000 dependents of retirees. The plans for management and formerly represented retirees are accounted for separately. Historically, retiree health care benefits were funded through plan assets set aside in trusts and transfers of excess pension assets. There are currently no plan assets available in these trusts to fund the obligations of the management retirees. There are approximately $700 million of assets in trusts that are available to fund the obligations of the formerly represented retirees as of June 30, 2005, including approximately $400 million of plan assets that were set aside in a welfare benefits trust during fiscal 2005.

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

Together with our unions, we are seeking legislative changes to allow an employer to fund more than one year’s retiree health care benefits through a Section 420 transfer and permit the terms of an enforceable collective bargaining agreement to serve as an alternative to the maintenance of cost requirements described above. There were approximately $1.6 billion of pension plan assets that would be eligible for Section 420 transfers in our formerly represented retiree plan as of the January 1, 2005 valuation date. The funding levels for our management retiree pension plans were below the required thresholds that would allow for Section 420 transfers. If we are successful in obtaining the legislative changes, we believe that a majority of our funding requirements for formerly represented retirees could be addressed through Section 420 transfers based on current actuarial assumptions. However, no assurances can be given that we will be successful in these efforts or that other legislative changes will not be adopted that will adversely affect the amount of pension plan assets that would be available for Section 420 transfers.

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

Customer financing commitments

We may provide or commit to additional customer financings on a limited basis. We are focusing on the larger service providers that typically have less demand for such financing. We carefully review requests for customer financing on a case-by-case basis. Such review assesses the credit quality of the individual borrowers, their respective business plans and market conditions. We also assess our ability to sell or transfer the undrawn commitments and drawn borrowings to unrelated third parties. Our net exposure for customer financing commitments was not material as of June 30, 2005.

       33	Form 10-Q - Part I

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit ratings

Our credit ratings are below investment grade. Any credit downgrade affects our ability to enter into and maintain certain contracts on favorable terms and increases our cost of borrowing. Our credit ratings as of August 3, 2005, are as follows:

	Long-term debt	8.00% convertible securities	Liability to subsidiary trust issuing preferred securities	Last change

Rating Agency
Standard & Poor’s (a)	B	CCC+	CCC	March 10, 2004
Moody’s (a)	B1	B3	B3	May 16, 2005
Fitch (a)	B	CCC+	CCC+	July 21, 2004

_________
(a)  Ratings outlook is positive.

       34	Form 10-Q - Part I

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

During July 2005, the People’s Bank of China announced that it will change its policy of fixing the value of the Yuan to the U.S. dollar to a floating rate regime managed against a basket of currencies. Although this change may create additional foreign currency risk, we do not expect that it will have a material impact on our results of operations or foreign currency risk management strategy.

Interest rate risk

We are exposed to various forms of interest rate risk. The fair value of our fixed-rate available-for-sale marketable securities and the interest income earned on our cash and cash equivalents may fluctuate as interest rates change. In addition, if interest rates are low, we may forgo the opportunity to obtain more favorable interest rates on borrowings due to our fixed-rate debt obligations. Our objective is to mitigate the variability of cash inflows and outflows resulting from interest rate fluctuations by maintaining a balanced mix of fixed- and floating-rate debt and investments. We mitigate our interest rate risk by entering into interest rate swaps on a portion of our debt obligations to make them variable-rate debt instruments and by including fixed-rate assets in our investment portfolio. We also expect that these transactions will reduce our overall cost of borrowing and increase investment returns.

As of June 30, 2005, we had interest rate swaps where we received fixed interest rates (5.5% and 7.25%) and paid floating rates based upon the three-month LIBOR rate plus agreed upon spreads (ranging from 1.72% to 2.89%) on notional amounts aggregating $400 million. As of June 30, 2005, the three-month LIBOR rate was 3.52%. We do not foresee any significant changes in our interest rate risk management strategy or in our exposure to interest rate fluctuations.

       35	Form 10-Q - Part I

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Equity price risk

Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale and other strategic equity holdings in privately held companies and venture funds. These securities are exposed to price fluctuations and are generally concentrated in high-technology industries. The carrying values of our available-for-sale equity securities and privately held securities were $2 million and $63 million as of June 30, 2005, respectively. We generally do not hedge our equity price risk due to hedging restrictions imposed by the issuers, illiquid capital markets or our inability to hedge non-marketable equity securities in privately held companies.

       36	Form 10-Q - Part I

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the three months ended June 30, 2005 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

       37	Form 10-Q - Part II

Part II - Other Information

Item 1.  Legal Proceedings

Information about legal proceedings is set forth in Note 11 to the unaudited consolidated financial statements included in this report.

Item 6.  Exhibits

See Exhibit Index on page 39 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

       38	Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lucent Technologies Inc.
Registrant

Date: August 4, 2005
/s/ John A. Kritzmacher
———————————
John A. Kritzmacher Senior Vice President and Controller (Principal Accounting Officer)

       39	Form 10-Q

Exhibit Index

10.1	First Amendment, dated as of April 8, 2005 to (i) the Amended and Restated Letter of Credit Issuance and Reimbursement Agreement, dated as of October 1, 2004, among Lucent Technologies Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and (ii) the Amended and Restated External Sharing Debt Agreement, dated as of October 1, 2004, among, Lucent Technologies Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and incorporated herein by reference).

31.1	Certification of Patricia F. Russo required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Frank A. D’Amelio required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32	Certification of Patricia F. Russo and Frank A. D’Amelio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.