Form 10-K
period 2005-09-30
LUCENT TECHNOLOGIES INC
filed 2005-12-14
CIK 1006240

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _________________________ TO _________________________
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
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [x] No [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes [ ] No [x]
Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act of 1933). Yes [x] No [ ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Act of 1933. Yes [ ] No [x]
At March 31, 2005, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $12,160,000,000.
At November 30, 2005, 4,457,956,354 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
(1)    Portions of the registrant’s annual report to shareowners for the fiscal year ended September 30, 2005 (Part II).
(2)    Portions of the registrant’s definitive proxy statement for its 2006 annual meeting of shareowners (Parts II and III).

SCHEDULE A
    Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Name of Each Exchange
Title of Each Class
on Which Registered
Common Stock (par value $.01 per share)	New York Stock Exchange
7.25% Notes due July 15, 2006	New York Stock Exchange
5.50% Notes due November 15, 2008	New York Stock Exchange
6.50% Debentures due January 15, 2028	New York Stock Exchange
6.45% Debentures due March 15, 2029	New York Stock Exchange

Item	Description	Page

PART I
Item 1.	Business	3
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Submission of Matters to a Vote of Security Holders	23
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24
Item 6.	Selected Financial Data	24
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 8.	Financial Statements and Supplementary Data	25
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	25
Item 9A.	Controls and Procedures	25
Item 9B.	Other Information	25
PART III
Item 10.	Directors and Executive Officers of the Registrant	26
Item 11.	Executive Compensation	26
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
Item 13.	Certain Relationships and Related Transactions	27
Item 14.	Principal Accounting Fees and Services	27
PART IV
Item 15.	Exhibits and Financial Statement Schedules	28
EX-10.II.B.3: ELECTRONICS MANUFACTURING SERVICES AGREEMENT
EX-10.II.B.4: EXTERNAL MANUFACTURING SERVICES AGREEMENT
EX-10.II.B.5: TRANSITION AGREEMENT
EX-10.III.A.4: FORM OF 2003 LONG TERM INCENTIVE PROGRAM STOCK OPTION AGREEMENT
EX-10.III.A.5: FORM OF 2003 LONG TERM INCENTIVE PROGRAM NONSTATUTORY STOCK OPTION AGREEMENT
EX-10.III.A.6.A: FORM OF 2003 LONG TERM INCENTIVE PROGRAM RESTRICTED STOCK UNIT AWARD AGREEMENT
EX-10.III.A.6.B: FORM OF 2003 LONG TERM INCENTIVE PROGRAM RESTRICTED STOCK UNIT AWARD AGREEMENT
EX-10.III.A.6.C: FORM OF 2004 LONG TERM INCENTIVE PROGRAM RESTRICTED STOCK UNIT AWARD AGREEMENT
EX-10.III.A.7: FORM OF 2003 LONG TERM INCENTIVE PROGRAM PERFORMANCE AWARD AGREEMENT
EX-10.III.A.8: FORM OF 2003 LONG TERM INCENTIVE PROGRAM PERFORMANCE AWARD AGREEMENT FOR EXECUTIVE OFFICERS
EX-10.III.A.14: SUMMARY OF COMPENSATION OF NAMED EXECUTIVE OFFICERS
EX-10.III.A.15: SUMMARY OF COMPENSATION TERMS FOR NON-EMPLOYEE DIRECTORS
EX-10.III.A.17: OFFICER SEVERANCE POLICY
EX-10.III.A.18: OFFICER SEVERANCE POLICY
EX-10.III.A.21: OFFICER SEVERANCE PROGRAM
EX-12: COMPUTATION OF RATIO OF EARNINGS
EX-13: SELECTED PORTIONS OF ANNUAL REPORT TO SHAREOWNERS
EX-21: SUBSIDIARIES
EX-23: CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-24: POWERS OF ATTORNEY
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32: CERTIFICATION

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
Corporate Information
We were incorporated in Delaware in November 1995. Our principal executive offices are located at 600 Mountain Avenue, Murray Hill, New Jersey 07974 (telephone number 908-582-8500). Our fiscal year begins October 1 and ends September 30. Through a link on the Investor Relations section of our Website, www.lucent.com, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. These reports and other information are also available, free of charge, at www.sec.gov. Alternatively, the public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
Company History
Lucent Technologies was initially the systems and technology units that had been part of AT&T Corp., including the research and development icon Bell Laboratories. Although we separated from AT&T on September 30, 1996, our history dates back to 1869 when the Western Electric Manufacturing Company was formed. By 1880, it was the largest electrical manufacturing company in the United States and it would become the exclusive developer and manufacturer of equipment for the Bell telephone companies that operated the United States’ telephone network. In 1907, AT&T (formerly American Bell) and Western Electric engineering departments were combined into a single organization that, in 1925, would become Bell Telephone Laboratories and generate some of the most significant scientific and technological discoveries of the 20th century.
Effective January 1, 1984, AT&T agreed to divest its local Bell telephone companies. As part of this divestiture, a new unit, AT&T Technologies, assumed Western Electric’s charter. In 1989, AT&T Technologies branched into several business units, which would all later combine with Bell Labs to become the original Lucent Technologies.
AT&T launched Lucent in April 1996 with an initial public offering. The spin-off was completed in September 1996 when AT&T distributed its shares of Lucent to AT&T shareholders.
Strategy for Growth
Our goal is to create new possibilities to enhance people’s lives by transforming the way the world communicates. Our mission is to be the partner of choice for the world’s leading service providers, governments and enterprises by helping them create, build and maintain innovative, reliable and cost-effective communications networks that meet their customers’ growing needs through the rapid deployment of new communication services. Our vision for the market is converged services — creating networks that deliver communications services that are simple, secure and seamless, personal and portable, for people at work, home or anywhere in between.
Our strategy for profitable growth is based on bringing to market comprehensive next-generation network solutions that satisfy the increasing end-user demand for converged services. To that end, we have been making strategic investments in key next-generation segments, such as third-generation or 3G mobility, Internet Protocol Multimedia Subsystem (IMS), next-generation optical, Ethernet over Optical, broadband access, managed and professional services, voice over Internet Protocol (VoIP) and multimedia applications.

Based on analysts’ research and our internal estimates, we expect these to be some of the fastest-growing segments in our industry and we expect them to grow faster than the overall market through 2009, with most of the growth beginning during 2007-2008.
Our strategic choices remain tightly aligned with these growth opportunities. For example, in 3G mobility, we are investing in CDMA2000 (Code Division Multiple Access) and 1xEV-DO (Evolution to Data Optimized), as well as UMTS (Universal Mobile Telecommunications System) and HSDPA (High-Speed Downlink Packet Access), which are all spread-spectrum technologies. These technologies provide large bandwidth, high-speed data rates and flexible routing for high quality transmission of multimedia and advanced global roaming capabilities that are increasingly in demand. In next-generation optical, we are investing in data over optical solutions, specifically Ethernet over Optical in metropolitan areas, as well as in the intelligent transport and switching of data traffic. These solutions allow service providers a flexible, cost-effective way to increase network bandwidth and to deploy scalable, reliable and secure Ethernet connectivity, such as virtual private networks (VPN). In broadband access, we are investing in technologies that support IPTV (Internet Protocol Television), which delivers broadcast television or video on demand over a variety of communications networks and devices. A number of our multimedia products currently support IPTV, and our recently announced next-generation multimedia access platform supports IPTV over fiber, copper and WiMAX (Worldwide Interoperability for Microwave Access).
We are also investing in some of the highest-growth segments within services, such as professional, managed and hosted services. With the creation of next-generation communications networks becoming a market reality, our services business under Lucent Worldwide Services (Services) has a broad range of solutions to address the challenges of evolving complex networks and managing network integration. More specifically, these network transformation services provide service providers and enterprises with a set of solutions aimed at enabling migration from existing network infrastructure to next-generation architectures and the cost-effective delivery of converged voice, data and video services anytime and anywhere over a common core transport network. In addition, our new hosted solution offerings are targeted to service providers of all sizes who are looking to increase speed to market and differentiate their services. The services operated and managed from one of our four Global Network Operations Centers can be either completely hosted at our facilities or managed remotely from customers’ sites.
The IMS architecture is the cornerstone of our vision of next-generation networks. IMS, which cuts across these aforementioned high-growth areas, is an open Internet Protocol or IP-based solution for next-generation networks to deliver voice, data and video services seamlessly across wireless, wireline and converged networks. It is the common platform that supports many of the areas in which we are investing. This architecture allows carriers to differentiate themselves by customizing their service architectures to the specific communications needs of their customers.
We believe the market demand for converged real-time communications services will drive service providers to invest in their IMS core network. We believe that Lucent is a leader in IMS because our solution incorporates Lucent’s strong heritage of understanding service provider networks with Bell Labs innovations. That combination has created a common platform that cuts across both wireless and wireline, across voice, data and video, and provides services wherever and whenever an end-user demands. Lucent has introduced 19 new products, applications and Bell Labs technologies that support our common platform approach to IMS across our entire wireline and wireless portfolio.
To us, IMS is largely about delivering the blended communications services that end-users demand. Next-generation applications are creating these services by combining voice, video and data capabilities, and delivering them on both wireless and wireline networks. This year we introduced new applications which have been well-received by our customers, such as:

•	Active Phonebook, an advanced personal directory service that provides a common, unified phonebook that tracks and centralizes contact data across different communications devices.
•	iLocator, which uses location and presence technology to alert users when friends or family or points of interest are in their vicinity.

In addition, we believe our vision and our IMS solutions are gaining acceptance with customers. Thus far, we have announced contract wins for our IMS-based solutions and portfolio with BellSouth, Cingular Wireless, SBC Communications and Sprint in the United States, Netia and O2 in Europe and Shandong Unicom, a subsidiary of China Unicom, in China. In addition to these publicly announced wins, we currently have 43 trials ongoing for our IMS-based network elements with 13 customers, and we are particularly encouraged by the increased number of trials and discussions under way with customers outside the U.S. Although we do not expect revenues from IMS contracts to be material in fiscal 2006, we expect to continue to gradually convert IMS trials into deployments.
By continuing to deploy core IMS network solutions we have achieved a major step in realizing our vision and are now able to focus more of our efforts and resources on bringing to market the “IMS adjacencies” — the products and services that are enabled by and deployed on a core IMS network. We believe Lucent is well positioned to realize accelerated growth and profitability associated with the broader IMS opportunity by providing our customers with IMS-enabled products and services in areas such as applications, services, content delivery, VoIP, mobile high-speed data, next-generation optical networking, broadband access as well as integrated operating support systems and business support systems services.
We believe our customers’ success depends in part on the evolution of their business models and their networks both to generate new revenue streams and to more efficiently manage their network costs. Increasingly, we believe our customers need the depth and expertise of Services, as they evolve their networks and determine future needs. We believe Services is becoming a network integrator of choice across many service offerings – from business case modeling to other professional services such as network planning and design, installation, integration, optimization and maintenance.
We are also expanding our customer list and broadening our revenue base by winning new business in such growth segments as the government sector and enterprises, as well as emerging markets outside the United States.
In the government sector, we look to achieve continued growth via the pursuit of opportunities in the areas of converged services, secure solutions, disaster recovery and public safety. In the enterprise market, we are focused on bringing the benefits of convergence to the business user. We continue to focus on emerging markets, which we believe will offer opportunities as communications networks enable economic development. During fiscal 2005, 37 percent of our total revenue was generated from customers outside the United States, including emerging markets, and we announced contract wins in China, Korea, Japan, Singapore, Australia, New Zealand, Saudi Arabia, Russia, Kazakhstan, the Czech Republic, Poland, Mexico, the Cayman Islands and Brazil.
This fiscal year, we realigned business operations to advance our profitable growth strategy. We combined our mobility and wireline businesses into a single unit called the Network Solutions Group (NSG) to best meet our customers’ demand for converged services, while continuing to make strides in managing our expenses. This new alignment is a natural extension of the common platform development work we have had underway to improve our time to market, efficiency and cost structure. Our wireline and wireless businesses had been already collaborating on several efforts that include joint product development teams, joint offer teams and joint applications teams, and we already had a global sales team that cuts across the businesses.
This more integrated approach should benefit us in several ways, including:

•	Drive our business with a more integrated view, where appropriate, and leverage our collective strengths across all our product offerings to optimize opportunities in the market.
•	More efficiently deliver a common set of IMS-based solutions to our customers that will help them expand their revenue bases.
•	Improve our speed, innovation and time to market by streamlining our supply and design chains and shortening our product development cycles.

Communications Equipment and Services Market
Market Environment
Our service provider customers operate in a fast-changing environment driven by new technology, increased competition and regulatory change. End users are demanding fast, personalized, easy-to-use communications and are relying on new applications in both their professional and personal lives. These applications and services are enabled by technologies such as mobile high-speed data, broadband access, next-generation optical networking, VoIP and multimedia converged services. Our strategy and portfolio are focused on identifying and capitalizing on these growth opportunities, and we believe that demand for these new applications and services will drive profitable growth for both the service providers and Lucent.
In many regions, regulatory changes continue to influence the telecommunications industry. These changes in telecommunications law were designed to liberalize closed markets, encourage competition, create new services and stimulate demand. Historically, this changing legislative landscape has created uncertainty, particularly in the United States. Depending on the situation, it has caused acceleration, postponement or cancellation of major network investments and upgrades by certain customers. Rulings by the Federal Communications Commission in the United States and other government regulatory bodies in foreign countries appear to provide a favorable environment for a new breed of high-speed access (broadband) as well as VoIP services. However, the delay of 3G license awards in China could continue to have a negative impact on future network investments in that country.
These factors have resulted in telecommunications operators managing their businesses based on more moderate revenue forecasts and generally less robust economic outlooks. Service providers continue to focus on cutting operational costs, reducing debt, expanding new services and improving the security and reliability of their networks as they look to adapt to a changing regulatory environment.
Our addressable market spans the following market segments – voice switching, data networking, optical networking, access, mobility, operating support systems software, applications, and services. Key next-generation segments – managed and professional services, 3G mobility, applications, and VoIP – are expected to grow faster than the overall market through 2009. The addressable market for IMS spans all of these fast growing segments. While opportunities are more limited and smaller than in the past, we believe a large market opportunity still remains for leading telecommunications equipment vendors to help customers address their business needs.
Consolidation
Consolidation among service providers is an industry dynamic that may continue as carriers look to expand the scope and scale of their networks, while improving cost efficiencies. This dynamic will continue to lead to both challenges and opportunities for equipment vendors. One potential challenge may come in the form of rationalized capital spending. A potential opportunity may lie in helping carriers integrate their large, complex networks. And depending on the service providers involved, some of the consolidation might enable a vendor to extend its reach into customers that were previously focused on different technologies and not a large part of that vendor’s historical revenues.
Competition
The global telecommunications networking industry remains highly dynamic and competitive. Our current principal competitors include Alcatel, Ciena Corporation, Cisco Systems, LM Ericsson Telephone Company, Fujitsu Limited, Huawei Technologies, Motorola, NEC Corporation, Nokia Corporation, Nortel Networks Corporation, Samsung Networks, Siemens, UT Starcom, and ZTE Corporation. Some of our competitors, such as Alcatel and Nortel, compete across many of our product lines, while others compete in a small subset of our products.
We expect that the level of competition will continue to intensify, for several reasons. First, we believe most industry participants will seek to strengthen their relationships with large service providers, as these providers currently represent approximately 75% of global carrier spending. In addition, carrier consolidation continues, resulting in fewer customers. Competition is also accelerating around converged network technologies as carriers are shifting capital to areas that will enable network migration. Furthermore, competitors providing low-priced products and services from Asia are gaining market share worldwide. As a result, we continue to operate in an environment of increased competitive pricing.

Reportable Segments
Although Lucent’s new organizational structure was announced earlier this year, our segment reporting structure remained unchanged for fiscal 2005, and we will report under our new segment structure beginning with the reporting of first quarter 2006 results. The reportable segments for fiscal 2005 were Mobility Solutions, Integrated Network Solutions (INS) and Lucent Worldwide Services (Services). Mobility Solutions provided software and wireless equipment to support radio access and core networks. INS provided a broad range of software and wireline equipment related to voice networking (primarily consisting of switching products, which we sometimes refer to as convergence solutions, and voice networking products), data and network management (primarily consisting of access and related data networking equipment and operating support software) and optical networking. Voice networking, data and network management and optical networking products are an integral part of our customers’ networks and the foundation for our IMS-based solutions. The Services segment represents a worldwide services organization that provides deployment, maintenance, professional and managed services in support of our product offerings as well as multivendor networks. Financial information about these segments and by geographic areas is set forth in Note 11 to our Consolidated Financial Statements and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report.
Mobility revenues were approximately $4.6 billion during fiscal 2005. A significant portion of Mobility’s revenues was derived from a few large service providers in the U.S. Verizon Wireless and Sprint combined accounted for 63% and 60% of total Mobility revenues during fiscal 2005 and 2004, respectively. As of September 30, 2005, Mobility had approximately 5,200 full-time employees engaged mainly in product development, general management and marketing activities.
INS revenues were approximately $2.6 billion during fiscal 2005 and were primarily from large, established service providers. As of September 30, 2005, INS had approximately 4,600 employees, primarily engaged in product development, marketing and general management activities.
Services revenues were approximately $2.1 billion during fiscal 2005. As of September 30, 2005, Services had approximately 10,600 employees dedicated to professional services, managed services, deployment services and maintenance services.
Financial information about our products is set forth in our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report.
Organization of the Business
Effective October 1, 2005, our reportable segments are Mobility Access Solutions, Multimedia Network Solutions and Converged Core Solutions, which are all within NSG; Lucent Worldwide Services, which includes our network operations software unit formerly included in INS; and Other. These segments are organized around the products and services we sell.
Mobility Access Solutions
Mobility Access Solutions is focused on providing 3G network technologies based on CDMA2000, W-CDMA/ UMTS (Wideband CDMA/ Universal Mobile Telecommunications System) and CDMA 1xEV-DO spread-spectrum solutions that supply wireless service providers large bandwidth, high-speed data rates and flexible routing for high quality transmission of multimedia and advanced global roaming. CDMA2000 is a globally deployed wireless technology, predominantly used in North America, Asia Pacific and portions of South America that enables CDMA operators to deliver high-quality voice and mobile high-speed data services. W-CDMA/ UMTS enables GSM operators to deliver these same capabilities. CDMA 1xEV-DO is the next step for evolving to the 3G standard and is for transmitting high-speed data only.

Our wireless customers worldwide continue to add voice subscribers and minutes of use to their networks, so voice capacity continues to be a very important driver in their network investment. At the same time, their voice revenues are under pressure from increased competition and this is driving investment in 3G network solutions that bring new mobile high-speed data capabilities to their networks. Thus, much of our current wireless growth and a focus of our customers is related to 3G mobile high-speed data network deployments, which consist of upgrading existing base stations and - in some cases - providing new base stations and other equipment that enable operators to introduce mobile high-speed data services at rates comparable to wireline connections.
The International Telecommunications Union, an international standards body that operates as part of the United Nations, has been instrumental in promulgating a vision of 3G that embraces a wide variety of spread-spectrum technologies, including those we have helped develop. We continue to be the global leader in CDMA spread-spectrum networks, with more than 140,000 base stations providing commercial service around the world. Approximately 90,000 of those base stations provide 3G services for our customers today. We have deployed these networks with more than 35 customers on the continents of North and South America, Asia, Europe and in the Australia/ New Zealand region.
We currently have 16 commercial CDMA2000 1xEV-DO customers, helping them deliver mobile high-speed data services at speeds of up to 2.4 Megabits per second. For W-CDMA/ UMTS, Cingular launched the world’s first commercial HSDPA network with Lucent-supplied equipment in the Phoenix and Seattle markets and O2 and Manx Telecom launched Europe’s first commercial HSDPA network with Lucent-supplied equipment on the Isle of Man. HSDPA is an evolution of UMTS networks that support very high speed data connections on mobile networks. We also completed the first field trial of HSDPA technology in China on a W-CDMA trial network deployed by China Netcom in Shanghai.
We expect wireless operators to upgrade their networks in the future to support VoIP and IMS-enabled services with technologies such as CDMA2000 1xEV-DO Revision A technology and high-speed uplink packet access technology for W-CDMA/ UMTS networks. These technologies make the introduction of VoIP services on mobile networks more efficient and increase the data speeds and capacity of 3G networks.
We are dedicated to helping wireless service providers capture the market opportunities being created by the growing demand for “blended lifestyle” services. Our customers are interested in introducing IMS-enabled services that blend voice, data and video capabilities to create next-generation service applications such as video telephony or real-time gaming delivered to subscribers anytime, anywhere and in ways that enhance their lifestyles.
Verizon Wireless and Lucent recently announced the completion of the wireless industry’s first, live, over-the-air calls using CDMA2000 1xEV-DO Revision A technology. The two companies plan to conduct a more extensive technology trial in early 2006, which will include the delivery of VoIP and new, blended lifestyle services and simultaneous multimedia applications that combine voice, data and video capabilities such as video telephony.
The most important products in Mobility’s CDMA2000 and W-CDMA/ UMTS portfolios are developed internally, including radio access products, circuit and packet core backbone networks, and network management, application and service delivery systems. Mobility also taps into our strengths in voice networking, data and network management and optical networking, and leverages the expertise of Services. We have worked and will continue to work with other equipment vendors to help us offer best-in-class, end-to-end solutions and products.
Key Mobility Products
Base station products provide the radio links that transmit and receive wireless subscriber calls and manage handoffs as customers move from cell to cell (a cell is the area in which calls are handled by a particular base station). Each radio base station covers a specific geographic area and has the capacity to handle a certain amount of subscriber traffic. Our base station platform supports both CDMA2000 and W-CDMA/ UMTS technologies and addresses the form, fit and function of future assemblies in a modular fashion. Therefore, many current base station products may be used as the cell evolves to include expanded capacity for wireless voice and/or data transmissions. Core network equipment connects base stations to the public voice and data networks. Our Converged Core Solutions develops the majority of these voice and packet data core switching network equipment, which can support IMS-enabled services.

Applications Solutions
Applications Solutions will be reported as part of the Mobility Access Solutions segment and centralizes Lucent’s development of software applications that enable Lucent customers to deliver advanced communications services to their subscribers. The Applications Solutions Group supports traditional applications, such as the widely deployed AnyPath messaging system and SurePay system, as well as new IMS applications, based on innovative Bell Labs technology, which deliver blended lifestyle services to subscribers.
Key Applications Solutions Products
Lucent AnyPath® Messaging System integrates existing call answering and voice messaging capabilities with a wide array of new and emerging media-rich applications, including: advanced multimedia, mobile data, unified communications, speech-enabled and real-time voice portal applications. In addition, the AnyPath Messaging System provides continuous new application development to assist in the quick and efficient deployment of innovative differentiated services for subscribers.
MiLife® SurePay® Solutions Suite collects charging information from various network elements and supports rapid deployment of new rating plans and sales promotions, to help service providers respond quickly to changing market requirements.
Multimedia Network Solutions
The Multimedia Network Solutions (MNS) develops optical, data and broadband access solutions for wireline networks, with special focus on providing end-to-end solutions that enable service providers to offer blended multimedia subscriber services over intelligent network infrastructures.
The optical unit builds laser-based transmission and switching systems that transport information using pulses of light. These systems include core backbone high-capacity systems for fast, efficient transport of information over long distances; intelligent optical switches and cross-connects in the center of the network that aggregate and bridge metropolitan area traffic for transport over long-haul and ultra-long haul optical networks; and metropolitan optical systems that aggregate and increase the use of fiber optic systems for both voice and data traffic in metropolitan or regional areas.
Our optical systems are based on industry standards that promote interoperability and allow customers to use some of their existing investments. Lucent’s integrated optical network management of single and multi-vendor networks through Navis® Optical Management solutions gives customers cost-effective maintenance and operations support and multiple protection options, which help increase reliability. Our modular designs help customers achieve cost savings through improved space and power requirements.
The data and access units provide to large scale, reliable, and secure broadband access and next-generation data networks solutions for the deployment of unique and personalized blended lifestyle services. The data business leverages the large embedded base of Lucent Asynchronous Transfer Mode (ATM) and Frame Relay switches in helping customers evolve to IP/ Multiprotocol Label Switching (MPLS) core data networks. The data business partners with other vendors to provide IP and Ethernet edge solutions as required. In addition, the access business provides a competitive IPTV/ IP Multimedia access solution to enable blended lifestyle services.
Key Multimedia Network Products
The LambdaUnitetm MultiService Switch is a compact, global, next-generation optical transport system and switch that provides a bridge between data-intensive metro networks and high-speed optical core networks, connecting cities, campuses and corporate networks to the larger, long-haul public networks.
The LambdaXtremetm Transport System is 3G long-haul optical networking system that can transmit very large amounts of information across continents at one of the lowest costs per bit per kilometer in its class. LambdaXtremetm

Transport is a dense wave division multiplexing system that supports new ring architectures as well as traditional span-to-span networks.
Lucent’s Metropolis optical systems are metropolitan area networking systems that provide a simple, differentiated way for our customers to data-enable their installed base of SONET/ SDH systems, giving our customers the ability to generate new revenues by supporting Ethernet data transport over SONET/ SDH networks that formerly were used to carry only voice traffic.
The CBX 3500 Multiservice Edge Switch uses the same software as our existing Multiservice GX 550 and CBX 500 switches and is designed for seamless insertion into operating networks to minimize operating expenses during network expansion. We have higher-capacity cards for the CBX 3500, offering additional capabilities to support high-bandwidth IP, ATM and Frame Relay edge services. All of these switches are widely deployed across the globe.
The Stinger DSLAM products provide high-speed Digital Subscriber Line (DSL) services in multiple network deployments. We believe these products are ideally suited for IP video broadcast and pay-per-view deployments because of their multicast capabilities, which limit the amount of optical bandwidth carriers must provide between the central office and the remote location, thereby reducing expenses. Stinger DSLAMs are a critical component of today’s largest commercial IPTV deployment.
The AnyMedia Access Platform is a next-generation Digital Loop Carrier system, widely sold outside the U.S. to support mixed deployments of circuit switched voice lines and broadband DSL. Anymedia is an IP Line Gateway that carriers may deploy to migrate from Class 5 switches to soft switches.
Converged Core Solutions
Converged Core Solutions (CCS) provides next-generation switching solutions, such as IMS core products, and traditional switching solutions (i.e., 5ESS® switches) for service providers, government, and enterprise customers.
CCS products are part of the Lucent IMS solution that enables service providers to offer blended lifestyle services – advanced, converged lifestyle-enhancing applications over wireless and wireline networks – that consumer and enterprise customers demand.
CCS is focused on demonstrating Lucent’s leadership in next-generation technology and providing a next-generation core solution that delivers value over IP, such as blended lifestyle services, and enables Lucent to offer complete solutions that include other NSG products and services.
Key Converged Core Products
The Lucent 5ESS® switch is a central component in traditional telephone networks around the world. The 5ESS® switch is a modular, digital communications hub for circuit-switched voice traffic. We are actively engaged with our traditional voice networking customers to help them evolve their 5ESS® circuit-switched platforms to increase capacity, lower cost of operations, accelerate new feature introductions – such as support for Personal Handyphone Systems (PHS) popular in China and Japan – and lay the groundwork for the introduction of packet-based IP transport and IMS-based services. PHS is an extension of a wireline network that uses a wireless telephone similar to a cordless phone and provides mobility and extended-range voice and data services.
The Lucent Compact Switch can support from as few as 1,000 subscribers to more than 100,000 subscribers on a single integrated platform. Service providers can deploy the switch for end-office (Class 5) and tandem (Class 4) applications to replace an existing switch or as an addition to the network. In addition to providing VoIP, Internet off-load and gateway mobile switching center features, the Lucent Compact Switch also offers capabilities compliant with U.S. electronic surveillance and enhanced 911 rules. The switch also can serve as a building block for carriers that choose to migrate to an IMS-based network to offer blended lifestyle services.

The Lucent Session Manager provides multiple IMS functions and forms the core of Lucent’s IMS architecture and manages user presence and call types, dynamically connecting subscribers to a variety of services in an IMS-based network.
The Lucent Network Gateway provides the IMS media gateway function and permits seamless interaction between IP networks and both traditional wireline and wireless networks.
The Lucent Feature Server enables consumer, business and wireless services, on both IMS-based and non-IMS based networks, including the new application feature server that supports a variety of telephony and mobility services on broadband or narrowband networks.
The Lucent Network Controller is an element in Lucent’s IMS-based solution, which provides the media gateway control function and the signaling gateway function. These VoIP functions were previously associated with traditional softswitches.
The 5E-XC is an upwardly compatible switch designed to help customers migrate from circuit-switched to packet-switched networks. For example, 5E-XC access frames can be put under software control, saving service providers from buying new network gateways. The 5E-XCtm IP Card supports SIP - an industry-wide protocol that simplifies the development and delivery of IP services. The 5E-XCtm Optical Interface Unit reduces equipment space by 75% and power consumption by 70% in a central office. It also provides a ten-fold increase in the number of trunks per cabinet or rack that the switch supports.
Lucent Worldwide Services
Services provides professional services, managed services, deployment services and maintenance services. Our planning, design, optimization, integration and management services are critical to simplifying convergence and empowering service providers to bring profitable lifestyle-changing services to end users, while driving increased revenues. Services is increasingly providing these services in a multivendor environment – networks that utilize equipment from numerous other vendors.
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
Professional Services
These services help our customers, which include government customers, identify network areas where they can capitalize on high-margin opportunities, apply proven tools and techniques to optimize performance and reduce operating expenses, and plan evolution to protect their network investment and increase profits. Enhanced engineering services help our customers determine the best configuration for maximizing traffic capacity and for achieving other operational efficiencies. These services also provide our customers with “in service” upgrades to help them migrate to new technologies. Enhanced technical services help carriers maintain a high-performing network by identifying and correcting network performance issues, balancing traffic loads and integrating new multivendor equipment and software into a live system. Professional services improves our customers’ network quality by troubleshooting, by reporting and resolving problems and by providing on-the-job training to their staff. Professional services revenues accounted for approximately 32% of fiscal 2005 Services revenues.
Deployment Services
These services help our customers bring their equipment online in an efficient manner and allow them to begin generating revenues more quickly. Equipment and field engineering services provide analysis, identification and documentation of detailed hardware and software specifications for new multivendor networking equipment to help ensure smooth deployments. Deployment services build and expand wireline and wireless networks globally and provide on-site configuration, testing and network connectivity of the equipment following installation. Our site location and construction services provide a complete network deployment solution and include site acquisition, construction management, architecture and engineering, site construction, inspection service and network infrastructure support. Deployment revenues accounted for approximately 29% of fiscal 2005 Services revenues.

Maintenance Services
These services help our customers maximize the performance of their multivendor networks and maintain network reliability and availability to ensure quality of service. We have the capability to provide technical support either remotely via phone or modem for rapid response, diagnosis and resolution or on-site through technical specialists supplementing the service provider’s staff. Maintenance revenues accounted for approximately 38% of fiscal 2005 Services revenues.
Managed Services
These services consist of a wide range of outsourced network operations and network transformation services that help our clients reduce their operating expenses while preserving and enhancing network reliability. Managed services provide a seamless transition to an outsourced environment utilizing state-of-the-art tools and technology plus highly skilled technicians to provide ongoing network management of our customers’ networks. These functions can be performed at our global network operations centers or at the customer’s network operations center. We currently provide network operation services to more than 25 customers around the world. Although these revenues do not represent a significant portion of Services revenues, managed services are often embedded in deployment, maintenance and professional services.
By relying on our global multivendor expertise and field-proven processes, our customers can leverage their installed base of assets across multiple technologies and vendors, quickly implement new technologies and applications to expand presence in target markets, and simplify operations through customized support to design, build, and manage communication networks.
Research and Development
Bell Labs, one of the world’s largest research and development organizations focused on communications-related technology, supports all of our segments. Bell Labs provides basic and applied research and development support for our business. Bell Labs’ mission is to develop technically advanced products and services that will keep us at the forefront of communications, to conduct fundamental research in scientific fields important to communications and to create innovations that can be put to use in our new communications products and services. Bell Labs’ research activities continue to focus on the technologies we view as central to our business strategy: software, network design and engineering, network services, photonics, optical, data networking and wireless communications. Bell Labs looks at both near-term and long-term opportunities, actively working on current product and service research and development as well as fundamental scientific breakthroughs that may be ten or more years out on the horizon.
Protecting both global communications networks and the people that use them remains a top priority as we work to deliver on the promise of next-generation networking. The industry’s migration to an all-IP architecture means that our customers face a host of new network and user vulnerabilities not present in the closed, circuit-switched telephony world. Addressing these vulnerabilities becomes even more difficult when compounded by the large number of vendors and service providers that are working on an increasing number of standards and technologies across multiple networks. To address this challenge, Bell Labs has intensified its focus on the aspects of security that are most relevant to meeting the needs of the market.
Bell Labs has increased its work on technologies to further the development of our IMS architecture. We plan to continue to invest in the R&D efforts of Bell Labs because we believe it gives us a competitive advantage in developing innovative technologies. There are more than 9,000 employees in Bell Labs, which includes R&D, services and technical staff. Most of these employees serve in R&D roles in our Mobility Access Solutions, Multimedia Network Solutions and Converged Core Solutions segments. There are approximately 1,100 employees supporting research efforts within Bell Labs core research group. Overall, researchers at Bell Labs have received: six Nobel Prizes in Physics, nine U.S. National Medals of Science and seven U.S. National Medals of Technology. In addition, our scientists and engineers have earned more than 31,000 patents since 1925.

Building on this heritage, we believe our researchers continue to be leaders in the field of mobile communications research, including breakthroughs in wireless high-speed data, efficient use of mobile spectrum and personal privacy. Our customers depend on Bell Labs across a wide range of business and technical issues. Whether it’s improving operations, lowering costs, or sharing insight about the future of communications, Bell Labs experts are frequently called upon for their valuable insight.
In addition to Bell Labs and our internal development, we also consider partnerships, strategic alliances and acquisitions to be important resources for research and development that will help us execute our business strategy.
With the industry showing signs of stability, we have considered strategic acquisitions, such as our 2004 acquisition of Telica, a provider of VoIP communications systems for next-generation networks, to complement our business strategy.
Our research and development costs are discussed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report.
Supply Chain Networks
Supply Chain Networks, or SCN, manages our end-to-end global supply chain, which is needed to produce and deliver our products and services to our worldwide customers. The organization designs, implements and optimizes the supply chain for our products, with the goal of establishing product cost, product cycle and interval, and quality that meet our objectives and those of our customers. SCN identifies suppliers needed to support our product lines and ensures continuity of supply at the required price and quality.
We make significant purchases of components and other materials from many U.S. and non-U.S. sources. While there have been some shortages in components and some other materials in technology commodities common across the industry, we have generally been able to obtain sufficient materials and components from various sources around the world to meet our needs. We also develop and maintain alternative sources for essential materials and components. We do not have a concentration of sources of supply of materials, labor or services that, if suddenly eliminated, could severely impact our operations.
We currently use contract manufacturers to supply most of our product lines, but we continue to integrate and test internally many of these products. Celestica Corporation manufactures most of the wireless products we design and we are transitioning to Solectron Corporation the manufacture of most of the wireline products we design. Our contract manufacturers also include other local companies in various regions. SCN controls the source selection for all significant or strategic components. Our contract manufacturers use their leverage and global buying power to negotiate prices from vendors we approve. SCN monitors their performance to ensure process and technical product specifications are met.
Global Sales Organization
Our Global Sales Organization (GSO) is the primary interface to our customers around the world. The organization is responsible for managing the relationships with our customers and selling solutions to help them quickly deploy next-generation communication networks that create new revenue-generating opportunities and enable them to better manage their networks. Services also maintains a direct sales force outside of North America that supplements the sales effort of GSO.

Corporate Centers
Our corporate centers provide centrally managed but locally deployed corporate support groups that include cash management, legal, accounting, tax, public relations, insurance, advertising, human resources and information technology services.
Backlog
Our backlog was $1.9 billion and $2.1 billion as of September 30, 2005 and 2004, respectively. Substantially all of the orders included in the September 30, 2005 backlog are scheduled for delivery during fiscal 2006. However, customers may reschedule their orders, which would delay the associated revenues. Further, although we believe that the orders included in the backlog are firm, customers may be able to cancel some orders without penalty, and we may elect to permit cancellation of orders without penalty where management believes that it is in our best interest to do so. Some customers may also become unable to finance their purchases as a result of deterioration in their financial position.
Seasonality
Our revenues and earnings have not demonstrated consistent seasonal characteristics.
Patents, Trademarks and Other Intellectual Property Rights
We have patents to protect some of our innovations and proprietary products and technology. We market our products and services primarily under our own names and marks. We consider our patents and trademarks to be valuable assets. Many of our trademarks are registered throughout the world. We currently own approximately 7,000 patents in the United States and 8,100 patents in foreign countries. The foreign patents are, for the most part, counterparts of our U.S. patents.
Our intellectual property licensing division licenses, protects and maintains our intellectual property and enforces our intellectual property rights. This responsibility includes licensing our patents and technology to third parties and negotiating agreements regarding our licensing of intellectual property from others. Many of our patents are licensed to other companies with large patent portfolios, and we are licensed to use patents owned by these other companies, including our former affiliates, Agere, AT&T, Avaya and NCR. The terms of these cross-licenses may vary.
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
Forward-looking Statements
This annual report on Form 10-K and other documents we file with the SEC contain statements about future performance, events or developments, which are also known as “forward-looking statements.” Forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management’s assumptions and beliefs. Statements that contain words like “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or variations of such words and similar expressions are forward-looking statements. Since they relate to future developments, results or events, these statements are highly speculative and involve risks, uncertainties and assumptions that are difficult to assess. You should not construe any of these statements as a definitive or invariable expression of what will actually occur or result. Actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We describe in the next section some of those risks and uncertainties associated with our business. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements in this Form 10-K after its distribution, even if new information, future events, changes in assumptions or any other reason would alter those statements.

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
We Operate in a Highly Competitive Industry with Many Participants. Our Failure to Compete Effectively Would Harm Our Business.
We operate in a highly competitive environment in each of our businesses, competing on the basis of product offerings, technical capabilities, quality, service and pricing. Competition for new service providers and enterprise or business customers as well as for new infrastructure deployments is particularly intense and increasingly focused on price. We believe we offer potential customers many benefits in addition to competitive pricing, including strong support and integrated services for quality, technologically-advanced products, however, in some situations, we may not be able to compete effectively if purchasing decisions are based solely on the lowest price.
We have a number of existing competitors, some of which are very large, with substantial technological and financial resources, brand recognition and established relationships with global service providers. Some of our competitors have very low cost structures, support from governments in their home countries, or both. In addition, new competitors may enter the industry as a result of shifts in technology. These new competitors, as well as existing competitors, may include entrants from the telecommunications, computer software, computer services, data networking and semiconductor industries. We cannot assure you that we will be able to compete successfully against existing or future competitors. Competitors may be able to offer lower prices, additional products or services or a more attractive mix of products or services, or services or other incentives that we cannot or will not match or do not offer. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners.
Technology Drives Our Products and Services. If We Fail to Keep Pace with Technological Advances in Our Industry, or If We Pursue Technologies That Do Not Become Commercially Accepted, Customers May Not Buy Our Products or Use Our Services.
The telecommunications industry uses numerous and varied technologies and large service providers often invest in several and, sometimes, incompatible technologies. The industry also demands frequent and, at times, significant technology upgrades. Furthermore, increasing our services revenues requires that we develop and maintain leading-edge tools. We do not have the resources to invest in all of these existing and potential technologies. As a result, we concentrate our resources on those technologies we believe have or will achieve substantial customer acceptance and in which we have appropriate technical expertise. However, existing products often have short product life cycles characterized by declining prices over their lives. In addition, our choices for developing technologies may prove incorrect if customers do not adopt the products we develop or if those technologies ultimately prove to be unviable. Our operating results depend to a significant extent on our ability to maintain a product portfolio and service capability that is attractive to our customers, to enhance our existing products, to continue to introduce new products successfully and on a timely basis, and to develop new or enhance existing tools for our services offerings.

A Small Number of Our Customers Account for a Substantial Portion of Our Revenues, and Most of Our Revenues Come from Telecommunications Service Providers. The Loss of One or More Key Customers or Reduced Spending of These Service Providers Could Significantly Reduce Our Revenues, Profitability and Cash Flow.
A few large telecommunications service providers account for a substantial portion of our revenues. These customers include Verizon and Verizon Wireless, Sprint, BellSouth and China Unicom. Verizon and Verizon Wireless together accounted for approximately 28% of our fiscal 2005 revenues, 27% of our fiscal 2004 revenues and 22% of our fiscal 2003 revenues. The telecommunications industry has recently experienced substantial consolidation, as evidenced by the mergers of Sprint and Nextel, Cingular and AT&T Wireless, and SBC and AT&T and the announced merger of Verizon and MCI. As service providers increase in size, it is possible that an even greater percentage of our revenues will be attributable to a smaller number of large service providers going forward. Further, our customers are typically not obligated to purchase a certain amount over any period of time from us and may have the right to reduce, delay or even cancel previous orders. We, therefore, have difficulty projecting future revenues from existing customers with certainty and the estimates we provide are subject to variability. Although we believe that the size, cost and complexity of telecommunications networks make sudden changes unlikely, our customers could and historically have varied their purchases from period to period, sometimes significantly. Combined with our reliance on a small number of large customers, this could have an adverse effect on our revenues, profitability and cash flow. In addition, our concentration of business in the telecommunications service provider market makes us extremely vulnerable to its downturns or slowdowns in spending.
We are working to expand our revenue base to include more services, government and enterprise revenues as well as to increase sales in markets outside of the U.S. However, incumbent and new competitors in those markets could limit or prevent our ability to expand our revenue base or materially reduce customer concentration.
The Telecommunications Market Fluctuates and Is Impacted By Many Factors, Including Decisions By Service Providers Regarding Their Deployment of Technology and Their Timing of Purchases, as Well as Demand and Spending for Communications Services By Businesses and Consumers.
After significant deterioration earlier this decade, the global telecommunications market stabilized in 2004 and experienced modest growth in 2005 as reflected in increased capital expenditures by service providers and growing demand for telecommunications services. Although we believe the overall market will continue to grow, the rate of growth could vary geographically and across different technologies, and is subject to substantial fluctuations. The specific market segments in which we participate may not experience the growth of other segments. In that case, our results of operations may be adversely affected.
If capital investment by service providers grows at a slower pace than we anticipate, our revenues and profitability may be adversely affected. The level of demand by service providers can change quickly and can vary over short periods of time, including from month to month. As a result of the uncertainty and variations in our markets, accurately forecasting revenues, results and cash flow remains difficult.
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
We have entered into long-term sales agreements with a number of our large customers, and we expect we will continue to do so in the future. Some of these sales agreements require us to sell products and services at fixed prices over the lives of the agreements, and some require, or may in the future require, us to sell products and services that we would otherwise discontinue, thereby diverting our resources from developing more profitable or strategically important products. The costs we incur in fulfilling some of our sales agreements may vary substantially from our initial cost estimates. Any cost overruns that we cannot pass on to our customers could adversely affect our results of operations.

We Are Exposed to the Credit Risk of Any Customer We Choose to Finance.
Any financing we provide to customers exposes us to their credit risk. In particular, as we continue to enter new markets and work with new customers who may not have established credit and strong financial resources, we are bearing the risk that these customers may not pay. This credit exposure would make us vulnerable to downturns in the economy or in the industry and to adverse changes in those customers’ businesses. An adverse change could force us to record reserves or write-offs in our financial statements and adversely affect our results of operations. We might also sell accounts receivables with collection risk at significant discounts.
We Rely on Two Contractors to Provide Most of the Components and Products We Design. If Either of Them Fails to Deliver Quality Components and Products at Reasonable Prices on a Timely Basis, We May Not Be Able to Fulfill Our Obligations to Some of Our Customers.
We generally purchase from Celestica most of the wireless products we design and are transitioning to Solectron the manufacture of most of the wireline products we design. If either of them fails to fulfill their obligations to us, or if we do not properly manage these arrangements, we could fail to perform some of our obligations to our customers and our customer relationships could suffer. If so, our customers may make claims against us for which we do not have sufficient recourse against our supplier. In addition, by limiting the number of our contract manufacturers, we have fewer employees with the expertise needed to manage these third-party arrangements. We provide rolling forecasts to our contract manufacturers to manage product supplies, but because of market fluctuations, accurate forecasting is very difficult and we have limited ability to adjust volumes and delivery schedules to satisfy changes customers could require. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement or maintain manufacturing methods appropriate for our products and customers.
Our Global Operations Subject Us to the Social, Political and Economic Risks of Doing Business in Foreign Countries and May Cause Our Profitability to Decline Due to Increased Costs.
We are a global company. Our foreign operations include integration, manufacturing and test facilities, engineering centers, sales personnel and customer support functions. For fiscal 2005 and 2004, we derived approximately 37% and 39%, respectively, of our revenues from sales outside the U.S., including in China, Europe, India and various countries in the Middle East, such as Iraq and Israel. We are committed to expanding our business outside the U.S. We are also dependent on international suppliers for some of our components and subassemblies and for assembly of some of our products. As a result, we are subject to the risks inherent in doing business in foreign countries. These risks include currency exchange controls and fluctuations in exchange rates; difficulties in staffing and managing international operations; political or social unrest or economic instability; uncertain enforcement of intellectual property rights; the risk of nationalization of private enterprises; adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries; the lack of a developed legal system and its uncertain enforcement; and the risks associated with terrorism and insurrections. Difficulties in some foreign financial markets and economies could also inhibit demand from our customers in the affected countries. Any or all of these factors could have a material adverse impact on our global business operations. Although we attempt to manage our exposure to risks from fluctuations in foreign currency exchange rates through our regular operating and financing activities and, when deemed appropriate, through derivative financial instruments, our attempts may not always be successful. A significant change in the value of the U.S. dollar against the currency of one or more countries where we do business may materially adversely affect our operating results.
Our Pension and Postretirement Benefit Plans Have Uncertain Funding Requirements. These Plans Are Also Increasingly Costly and Some of Our Efforts to Fund or Control Those Costs May Be Ineffective.
Among other compensation and benefit elements, our employees and retirees in the U.S. participate in one or more of the following benefit plans:

•	management pension plan
•	occupational pension plan

•	postretirement health care benefit plan for former management employees
•	postretirement health care benefit plan for former represented employees
As we describe in more detail under the captions “Application of Critical Accounting Estimates – Pension and postretirement benefits” and “Liquidity and Capital Resources – Future capital requirements and funding sources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations starting on pages F-7 and F-29, respectively, of Exhibit 13, the performance of the financial markets, especially the equity markets, and the level of interest rates impact the funding obligations for our pension plans. This discussion also describes the variables that influence our contributions to postretirement health care benefit plans. Accordingly, the amounts we might contribute to these benefit plans are subject to considerable uncertainty. You should carefully review this discussion in Exhibit 13.
We, together with our labor unions, are seeking changes to Section 420 of the Internal Revenue Code, which would allow us the flexibility to reduce the cost of retiree health care benefits in connection with the transfer of excess pension assets to fund those benefits. Absent satisfactory legislation, we would have less flexibility under Section 420 in determining the funding, structure and terms of any retiree health care benefit plan we make available.
In addition, legislative actions that would impact U.S. pension plans, if adopted, have been proposed. These proposals would alter the manner in which liabilities and asset values are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to under-funded pension plans would be made. The proposed changes, if adopted, could significantly increase the funding requirements for our U.S. pension plans.
We have also taken some steps and expect to take additional actions to reduce the overall cost of these benefit plans and the share of these costs borne by us, consistent with legal requirements and our collective bargaining obligations. However, the rate of cost increases may exceed our actions to reduce these costs. In addition, as described in Note 13 to our Consolidated Financial Statements in Exhibit 13, our reduction or elimination of benefits has led to lawsuits against us. Any other initiatives we undertake to control or reduce costs may lead to additional claims against us.
Many of Our Current and Planned Products Are Highly Complex and May Contain Defects or Errors That Are Detected Only After Deployment in Telecommunications Networks. If That Occurs, Our Reputation May Be Harmed.
Our products are highly complex, and there is no assurance that our extensive product development, manufacturing and integration testing will be adequate to detect all defects, errors, failures and quality issues that could impact customer satisfaction or result in claims against us. As a result, we could have to replace certain components and/or provide remediation in response to the discovery of defects in products that are shipped. Most of these occurrences can be rectified without incident, as has generally been the case historically. However, the occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by our customers or our customers’ end users and other losses to us or to our customers or end users. These occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability.
Rapid Changes to Existing Regulations or Technical Standards or the Implementation of New Ones for Products and Services Not Previously Regulated Could Be Disruptive, Time-Consuming and Costly to Us.
We develop many of our products and services based on existing regulations and technical standards, our interpretation of unfinished technical standards or the lack of such regulations and standards. Changes to existing regulations and technical standards, or the implementation of new regulations and technical standards relating to products and services not previously regulated, could adversely affect our development efforts by increasing compliance cost and causing delay. Demand for those products and services could also decline.

We Are Involved in Lawsuits, Which, If Determined against Us, Could Require Us to Pay Substantial Damages.
We are defendants in various lawsuits, covering such matters as commercial disputes, claims regarding product discontinuance, asbestos claims, labor, employment and benefit claims, and others. For a discussion of some of these legal proceedings, you should read Note 13 to our Consolidated Financial Statements in Exhibit 13. We cannot predict the extent to which any of the pending or future actions will be resolved in our favor or whether significant monetary judgments will be rendered against us. Any material losses resulting from these claims could adversely affect our profitability and cash flow.

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
From time to time, we receive notices from third parties of potential infringement and receive claims of potential infringement when we attempt to license our intellectual property to others. Intellectual property litigation can be costly and time-consuming and can divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. A successful claim by a third party of patent or other intellectual property infringement by us could compel us to enter into costly royalty or license agreements or force us to pay significant damages and could even require us to stop selling certain products. Further, if one of our important patents or other intellectual property right is invalidated, we may suffer losses of licensing revenues and be prevented from blocking others, including competitors, from using the related technology.
We Are Subject to Environmental, Health and Safety Laws that Restrict Our Operations.
Our operations are subject to a wide range of environmental, health and safety laws, including laws relating to the use, disposal and clean-up of, and human exposure to, hazardous substances. In the United States, these laws often require parties to fund remedial action regardless of fault. Although we believe our reserves are adequate to cover our environmental liabilities, factors such as the discovery of additional contaminants, the extent of required remediation and the imposition of additional cleanup obligations could cause our capital expenditures and other expenses relating to remediation activities to exceed the amount reflected in our environmental reserve and adversely affect our results of operations and cash flows. Compliance with existing or future environmental, health and safety laws could subject us to future liabilities, cause the suspension of production, restrict our ability to utilize facilities or require us to acquire costly pollution control equipment or incur other significant expenses.
Employee Relations
As of September 30, 2005, we had approximately 30,500 employees, of whom approximately 18,500, or 60%, were located in the United States. Unions, primarily the Communications Workers of America, represent approximately 3,000, or 10%, of our employees, or approximately 16% of our U.S. employees.

Executive Officers of the Registrant
The following information about our executive officers is included herein in accordance with Part III, Item 10 and is as of November 30, 2005.

			Date Became
			Executive
Name	Age	Title	Officer
Patricia F. Russo	53	Chairman and Chief Executive Officer	01/02
James K. Brewington	62	President, Developing Markets	10/02
William R. Carapezzi, Jr.	48	Senior Vice President, General Counsel and Secretary	06/04
Cynthia Christy-Langenfeld	39	President, Network Solutions Group	03/04
Frank A. D’Amelio	47	Executive Vice President and Chief Financial Officer	05/01
Janet G. Davidson	49	Chief Strategy Officer	10/02
Jeong Kim	45	President, Bell Laboratories	04/05
John A. Kritzmacher	45	Senior Vice President and Controller	08/01
Jose A. Mejia	45	President, Supply Chain Networks	10/03
John A. Meyer	49	President, Lucent Worldwide Services	10/03
Robert Warstler	63	President, Global Sales	10/03
All of the executive officers have held high-level managerial positions with us for more than the past five years, except for Ms. Russo and Messrs. Kim, Meyer and Warstler. Ms. Russo held executive officer positions with us from our formation in 1996 until August 2000. Prior to becoming our president and chief executive officer in January 2002, Ms. Russo was chairman of Avaya Inc. from December 2000 to January 2002 and president and chief operating officer of Eastman Kodak Company from April 2001 to January 2002. We first hired Mr. Kim in 1998 in connection with our purchase of the communications equipment company, Yurie Systems, Inc., for which Mr. Kim was its chairman and chief executive officer and a founder. He served in various officer positions until 2001, when Mr. Kim joined the faculty at the University of Maryland. Mr. Kim returned to Lucent in April 2005. Prior to joining Lucent in 2003, Mr. Meyer was an executive with EDS, one of the world’s leading IT outsourcing and technology consulting firms, for nearly 20 years and was the president of its division serving Europe, the Middle East and Africa. Prior to joining Lucent in 2003, Mr. Warstler was president and chief operating officer of Advanced Telecom Group from 1999 to 2002 and had previously held senior management positions with Network Equipment Technology and Hitachi Data Systems.
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
For additional information about our environmental matters, see Note 13 to our Consolidated Financial Statements contained in Exhibit 13 to this report.
Separation Agreements
In connection with our separation from AT&T in 1996, we, AT&T and NCR Corp. entered into a Separation and Distribution Agreement and related ancillary agreements, including an employee benefits agreement, technology-related agreements, a tax-sharing agreement and other tax-related agreements. We entered into similar agreements with Avaya and Agere when we spun them off.
These agreements provide that we and our former affiliates are separately responsible for all liabilities, including contingent liabilities, related to our and their respective businesses and operations. In addition, these agreements provide for the sharing of contingent liabilities that are neither primarily our contingent liabilities nor contingent liabilities associated with the businesses of our former affiliates. We also share liability for specifically identified liabilities, including liabilities relating to terminated, divested or discontinued businesses or operations, and, in the agreements with AT&T and Avaya, specified contingent liabilities and excess liabilities.

Item 2.	Properties
As of September 30, 2005, we operated in 149 facilities in the United States totaling 15.5 million square feet, of which 8.3 million was owned and 7.2 million was leased. In addition, we operated in 144 facilities in 47 other countries totaling 4.6 million square feet, of which 1.4 million was owned and 3.2 million was leased. Our properties include systems integration/manufacturing sites, warehouse sites, offices sites (administration, sales, field service), and research and development sites. Included above are 1.3 million square feet that have been vacated under our restructuring actions. Most of the properties are used jointly by our reporting segments. We believe our facilities are suitable and adequate to meet our current needs.

Item 3.	Legal Proceedings
We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities. In addition, we may be subject to liabilities to some of our former affiliates under separation agreements with them (see “Item 1. Business – Separation Agreements”). Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, we are unable to estimate the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2005. We believe that our current cases will not have a material financial impact on us after final disposition. However, because of the uncertainties of legal proceedings, one or more of these proceedings could ultimately result in material monetary payments by us.
Please see Note 13 to our Consolidated Financial Statements contained in Exhibit 13 to this report for additional information about legal proceedings involving us.
Litigation and Lawsuits
Litigation, lawsuits and similar claims currently involving us include the following types of matters:

•	Commercial disputes including breach of contract, product performance disputes and other claims.
•	Intellectual property actions, usually involving patent infringement claims.
•	Employment, including retiree benefit, matters.
•	Environmental, health and safety claims, including asbestos-related claims.

In the normal course of business, we are involved in commercial disputes with customers, suppliers, subcontractors and others. These matters generally involve claims for monetary damages for breach of contract or breach of warranty or similar claims. While many of these disputes are settled amicably without litigation, some will result in lawsuits. The downturn in the telecommunications market early this decade and the insolvency or failure of numerous service providers have led to more claims and disputes and to an increase in the number that results in litigation.
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
We are subject to various employment-related claims regarding employee dismissals, benefits, compensation and other matters. As a result of our restructuring actions and plans for the future, we have reduced our workforce significantly and may make further reductions in the future. Although we have not experienced a significant increase in the number of employment-related claims as a result of these workforce reductions, workforce reductions can precipitate additional claims against us. We have taken and may continue to take steps to reduce the cost of providing postretirement health care benefits. These actions may increase claims made against us, and lawsuits have been filed against us in connection with the elimination of the death benefit in our U.S. Management Pension Plan and reductions in retiree health care benefits. In addition, the Equal Employment Opportunity Commission has initiated a suit against us regarding certain policies used by our predecessors prior to 1980.
We are a defendant in various lawsuits involving alleged exposure to asbestos. These cases involve exposure to asbestos in premises owned or operated by us or by the predecessors of our business, such as AT&T or Western Electric, or in products manufactured or sold by us or our predecessors. Historically, we have not paid any material amounts related to asbestos claims. We have experienced an increase in the number of asbestos claims asserted against us, and these claims are on the rise generally in the United States against owners or operators of premises or companies that manufactured or sold products allegedly containing asbestos. Despite this trend, we currently do not expect these cases to have a significant impact on us in the future, although no assurance can be given that this will be the case.
We have resolved our primary securities and related cases.
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
In August 2002, we reported that the SEC, which had been investigating facts related to certain revenue recognition issues that we had brought to its attention, made a referral to the United States Attorney’s Office for the District of New Jersey for further investigation. Lucent was not a target of this investigation. In early September 2005, Lucent confirmed that no charges would be filed against it in connection with the investigation.
In August 2003, the U.S. Department of Justice and the SEC informed us that they had each commenced an investigation into possible violations of the Foreign Corrupt Practices Act with respect to our operations in Saudi Arabia. These investigations follow allegations made by National Group for Communications and Computers Ltd. in an action filed against us on August 8, 2003. In April 2004, we reported to the DOJ and the SEC that an internal FCPA compliance audit and an outside counsel investigation found incidents and internal control deficiencies in our operations in China that potentially involve FCPA violations. We are cooperating with both agencies.

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
As disclosed in our quarterly report on Form 10-Q filed on August 4, 2005, in May 2005, we received subpoenas on two different matters, requesting specific documents and records. One of the subpoenas relates to a U.S. Department of Justice investigation of potential antitrust and other violations by various participants in connection with the federal E-Rate program. The subpoena requires us to produce documents before a grand jury of the U.S. District Court in Georgia. The second subpoena was from the Office of Inspector General, U.S. General Services Administration and relates to a federal investigation into certain sales to the federal government of telecommunications equipment and related maintenance services.

Item 4.	Submission of Matters to a Vote of Security Holders
During the fourth quarter of fiscal 2005, no matters were submitted to a vote of our security holders.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	Market Price, Holders and Dividend Information
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol LU. The following table presents the high and low sales prices of our common stock as reported on the NYSE:

	High	Low

YEAR ENDED SEPTEMBER 30, 2005
Quarter ended December 31, 2004	$4.16	$3.11
Quarter ended March 31, 2005	3.86	2.70
Quarter ended June 30, 2005	3.17	2.35
Quarter ended September 30, 2005	3.30	2.81
YEAR ENDED SEPTEMBER 30, 2004
Quarter ended December 31, 2003	$3.44	$2.08
Quarter ended March 31, 2004	4.91	2.87
Quarter ended June 30, 2004	4.52	2.99
Quarter ended September 30, 2004	3.80	2.70
On November 30, 2005, there were approximately 1,289,747 shareowners of record of our common stock.
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.
During the three months ended September 30, 2005, we did not issue any common shares that were not registered under the Securities Act of 1933.
Other information required by this Item is set forth in Part III, Item 12, of this report.
(b) Not applicable.
(c) No repurchases of the Company’s equity securities were made during the fourth quarter of fiscal 2005.
Item 6. Selected Financial Data
The information required by this item is included in page F-35 of our annual report to shareowners for the year ended September 30, 2005. This page of the annual report to shareowners is included in Exhibit 13 to this report.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is included in pages F-2 to F-34 of our annual report to shareowners for the year ended September 30, 2005. These pages of the annual report to shareowners are included in Exhibit 13 to this report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The information required by this item is included in pages F-33 to F-34 of our annual report to shareowners for the year ended September 30, 2005. These pages of the annual report to shareowners are included in Exhibit 13 to this report.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is included in pages F-36 to F-80 of our annual report to shareowners for the year ended September 30, 2005. These pages of the annual report to shareowners are included in Exhibit 13 to this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
Information required by this item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1, of this report. The other information required by Item 10 is included in our definitive proxy statement for our 2006 annual meeting of shareowners to be held on February 15, 2006, and is incorporated herein by reference.
We have adopted a code of ethics that applies to our Chief Executive Officer and all financial officers and executives, including our Chief Financial Officer and Controller. This code of ethics supplements our “Business Guideposts: A Personal Commitment,” which is a code of business conduct and ethics applicable to all of our directors and employees, and is posted on our Website. The Internet address for our Website is www.lucent.com.
We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our Website, at the address specified above.

Item 11.	Executive Compensation
The information required by this item is included in our definitive proxy statement for our 2006 annual meeting of shareowners to be held on February 15, 2006, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table provides information as of September 30, 2005 with respect to shares of our common stock that may be issued under our existing equity compensation plans, including the 2001 Employee Stock Purchase Plan (the “ESPP”), the Lucent Technologies Inc. 2003 Long-Term Incentive Program (the “2003 Plan”) and the 2004 Equity Compensation Plan for Non-Employee Directors.
The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans under which the right to grant options has expired prior to September 30, 2005 and equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally granted those options. Footnotes (4) and (5) to the table set forth the total number of shares of our common stock issuable upon the exercise of options under the expired plans and assumed options, respectively, as of September 30, 2005, and the weighted average exercise price of those options. No additional options may be granted under those expired and assumed plans.

	A		B		C
	Number of				Number of securities
	securities to be				remaining available for
	issued upon		Weighted average		future issuance under
	exercise of		exercise price of		equity compensation
	outstanding		outstanding		plans (excluding securities
	options		options		reflected in column A)

Plan category:
Equity compensation plans approved by shareowners (1)	62,494,649	(2)	$3.72	(2)	302,789,560	(3)
Equity compensation plans not approved by shareowners	-		-		-

	62,494,649		$3.72		302,789,560

(1)	Consists of the ESPP, the 2003 Plan and the 2004 Equity Compensation Plan for Non-Employee Directors.

(2)	Excludes purchase rights accruing under the ESPP, which has a shareowner-approved reserve of 250,000,000 shares. Under the ESPP, each eligible employee may purchase up to 4,000 shares of our common stock at semi-annual intervals. The purchase price per share was equal to 85% of the lower of the fair market value of our common stock on either the first or last trading day of a purchase period until the purchase period that began November 1, 2005, when the purchase price per share was made equal to 95% of the fair market value of our common stock on the purchase date.
(3)	Includes shares available for future issuance under the ESPP. As of September 30, 2005, an aggregate of 193,022,490 shares of our common stock were available for issuance under the ESPP.
(4)	The table does not include information for equity compensation plans that have expired. The Founders Grant Stock Option Plan expired on December 31, 1996. As of September 30, 2005, a total of 19,936,535 shares of our common stock were issuable upon the exercise of outstanding options granted under the expired plan. The 1998 Global Stock Option Plan expired on April 1, 2000. As of September 30, 2005, a total of 7,748,817 shares of our common stock were issuable upon the exercise of outstanding options granted under the expired plan. The 1996 Long Term Incentive Program expired on February 28, 2004. As of September 30, 2005, a total of 80,775,051 shares of our common stock were issuable upon the exercise of outstanding options granted under the expired plan. The 1997 Long-Term Incentive Plan expired on December 31, 2003. As of September 30, 2005, a total of 238,057,161 shares of our common stock were issuable upon the exercise of outstanding options granted under the expired plan. The 1999 Stock Compensation Plan for Non-Employee Directors expired on February 1, 2004. As of September 30, 2005, a total of 363,072 shares of our common stock were issuable upon the exercise of outstanding options granted under the expired plan. The weighted average exercise price of the outstanding options granted under these five plans is $11.65 per share. No additional options may be granted under these expired plans.
(5)	The table does not include information for equity compensation plans assumed by Lucent in connection with our separation from AT&T and subsequent mergers and acquisitions of the companies which originally established those plans. As of September 30, 2005, a total of 8,945,139 shares of our common stock were issuable upon exercise of outstanding options granted under those assumed plans. The weighted average exercise price of those outstanding options is $13.18 per share. No additional options may be granted under those assumed plans.
The other information required by Item 12 is included in our definitive proxy statement for our 2006 annual meeting of shareowners to be held on February 15, 2006, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
The information required by this item is included in our definitive proxy statement for our 2006 annual meeting of shareowners to be held on February 15, 2006, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item is included in our definitive proxy statement for our 2006 annual meeting of shareowners to be held on February 15, 2006, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a) The following documents are filed as part of this report:

Pages

(1)	Consolidated Financial Statements:
	(i)	Consolidated Statements of Operations	*
	(ii)	Consolidated Balance Sheets	*
	(iii)	Consolidated Statements of Changes in Shareowners’ Equity (Deficit)	*
	(iv)	Consolidated Statements of Cash Flows	*
	(v)	Notes to Consolidated Financial Statements	*
(2)	Five-Year Summary of Selected Financial Data		*

*	Incorporated by reference to the appropriate portions in pages F-38 through F-80 of our annual report to shareowners for the fiscal year ended September 30, 2005 (see Part II and Exhibit 13).
(3) Exhibits:
See Exhibit Index on page 30 for a description of the documents that are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing that included the document.
We will furnish, without charge, to a security holder upon request a copy of our definitive proxy statement for our 2006 annual meeting of shareowners, portions of which are incorporated herein by reference. We will furnish any other exhibit at cost.
(b) The Exhibit Index on page 30 describes the documents that are filed as exhibits to this report on Form 10-K or incorporated by reference herein.
(c) Separate financial statements of subsidiaries not consolidated and 50 percent or less owned persons are omitted since no such entity constitutes a “significant subsidiary” pursuant to the provisions of Regulation S-X, Article 3-09.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

LUCENT TECHNOLOGIES INC.

By:	/s/ JOHN A. KRITZMACHER

John A. Kritzmacher
Senior Vice President and Controller
(Principal Accounting Officer)
Date: December 14, 2005
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.
/s/ PATRICIA F. RUSSO

PRINCIPAL EXECUTIVE OFFICER
     Patricia F. Russo
          Chairman and Chief Executive Officer
Date: December 14, 2005
/s/ FRANK A. D’AMELIO

PRINCIPAL FINANCIAL OFFICER
     Frank A. D’Amelio
          Executive Vice President and Chief Financial Officer
Date: December 14, 2005
/s/ JOHN A. KRITZMACHER

PRINCIPAL ACCOUNTING OFFICER
     John A. Kritzmacher
          Senior Vice President and Controller
Date: December 14, 2005
DIRECTORS
Linnet Deily
Robert E. Denham
Daniel S. Goldin
Edward E. Hagenlocker
Carla A. Hills
Karl J. Krapek
Richard C. Levin
Patricia F. Russo
Henry B. Schacht
Franklin A. Thomas
Ronald A. Williams
John A. Young

By:	/s/ JOHN A. KRITZMACHER

Attorney-in-Fact
Date: December 14, 2005

EXHIBIT INDEX
The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit
Number	Description

3(i) 1	Certificate of Incorporation of the registrant, as amended, effective February 16, 2000 (Exhibit 3.1 to Registration Statement on Form S-4, No. 333-31400).

3(i) 2	Certificate of Amendment of Restated Certificate of Incorporation of the registrant dated February 26, 2004 (Exhibit 3(i) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

3(ii)	By-Laws of the registrant, as amended through February 18, 2004 (Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4(ii) 1	Form of the registrant’s Common Stock Certificate (Exhibit 4(iv) to Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).

4(ii) 2	Indenture, dated as of April 1, 1996, between Lucent Technologies Inc. and The Bank of New York, as trustee (Exhibit 4A to Registration Statement on Form S-3, No. 333-01223).

4(ii) 3	First Supplemental Indenture, dated as of April 17, 2000, to Indenture dated April 1, 1996 (Exhibit 4 to the Current Report on Form 8-K filed May 5, 2000).

4(ii) 4	Amended and Restated Trust Agreement, dated as of March 19, 2002, among the registrant, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the individuals named therein, as administrative trustees, relating to Lucent Technologies Capital Trust I (Exhibit 4(v) 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4(ii) 5	Form of certificate for preferred securities of Lucent Technologies Capital Trust I, designated as 7.75% Cumulative Convertible Trust Preferred Securities (liquidation preference $1,000 per preferred security) (Exhibit B to Exhibit 4(v) 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4(ii) 6	Indenture, dated as of March 19, 2002, between the registrant and The Bank of New York, as indenture trustee (Exhibit 4(v) 3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4(ii) 7	Form of the registrant’s 7.75% convertible subordinated debentures due 2017 (Exhibit A to Exhibit 4(v) 3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4(ii) 8	Guarantee Agreement, dated as of March 19, 2002, between the registrant, as guarantor, and The Bank of New York, as guarantee trustee (Exhibit 4(v) 5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4(ii) 9	Indenture, dated as of June 4, 2003, between Lucent Technologies Inc. and The Bank of New York, as trustee (Exhibit 4.1 to Current Report on Form 8-K filed June 25, 2003).

4(ii) 10	First Supplemental Indenture, dated as of June 4, 2003, between Lucent Technologies Inc. and The Bank of New York, as trustee (Exhibit 4.2 to the Current Report on Form 8-K filed June 25, 2003).

4(ii) 11	Indenture dated as of November 24, 2003, between Lucent Technologies Inc. and the Bank of New York as trustee (Exhibit 4(ii)11 to Annual Report on Form 10-K for the year ended September 30, 2003).

4(ii) 12	Form of registrant’s 8% convertible subordinated debenture due 2031 (Exhibit A to Exhibit 4(ii) 11 to Annual Report on Form 10-K for the year ended September 30, 2003).

4(ii) 13	Warrant Agreement (including Form of Warrant Certificate), dated as of December 10, 2004, between Lucent Technologies Inc. and The Bank of New York, as warrant agent (Exhibit 4.1 to the Current Report on Form 8-K filed on December 10, 2004).

4(ii) 14	Stipulation and Agreement of Settlement, dated September 22, 2003, in settlement of litigation in the U.S. District Court for the District of New Jersey entitled In re Lucent Technologies Inc. Securities Litigation (Exhibit 4.8 to Registration Statement on Form S-3 No. 333-120984).

4(iii)	Other instruments in addition to exhibits under 4(ii) that define the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries are not filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant agrees to furnish a copy of any such instrument to the SEC upon request.

10(i) 1	Tax Sharing Agreement, by and among Lucent Technologies Inc., AT&T Corp. and NCR Corporation, dated as of February 1, 1996, and amended and restated as of March 29, 1996 (Exhibit 10.6 to Registration Statement on Form S-1 No. 333-00703).

10(i) 2	Rights Agreement, between Lucent Technologies Inc. and The Bank of New York (successor to First Chicago Trust Company of New York), as rights agent, dated as of April 4, 1996 (Exhibit 4.2 to Registration Statement on Form S-1 No. 333-00703).

10(i) 3	Amendment to Rights Agreement, between Lucent Technologies Inc. and The Bank of New York (successor to First Chicago Trust Company of New York), dated as of February 18, 1998 (Exhibit 10(i) 5 to the Annual Report on Form 10-K for the year ended September 30, 1998).

10(i) 4	Amended and Restated Letter of Credit Issuance and Reimbursement Agreement, dated as of October 1, 2004, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.1 to the Current Report on Form 8-K filed on October 7, 2004).

10(i) 5	Amended and Restated External Sharing Debt Agreement, dated as of October 1, 2004, among Lucent Technologies Inc., several banks and other parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.2 to the Current Report on Form 8-K filed on October 7, 2004).

10(i) 6	First Amendment, dated as of April 8, 2005, to (i) the Amended and Restated Letter of Credit Issuance and Reimbursement Agreement, dated as of October 1, 2004, among Lucent Technologies Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent and (ii) the Amended and Restated External Sharing Debt Agreement, dated as of October 1, 2004, among Lucent Technologies Inc., the several banks and other financial institutions or entities from time to time parties thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10(i) 7	Amended and Restated Guarantee and Collateral Agreement, dated as of October 1, 2004, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as collateral agent (Exhibit 99.3 to the Current Report on Form 8-K filed on October 7, 2004).

10(i) 8	Amended and Restated Collateral Sharing Agreement, dated as of October 1, 2004, made by Lucent Technologies Inc. and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as collateral agent (Exhibit 99.4 to the Current Report on Form 8-K filed on October 7, 2004).

10(ii)(B) 1	Patent License Agreement, among AT&T Corp., NCR Corporation and Lucent Technologies Inc., effective as of March 29, 1996, (Exhibit 10.7 to Registration Statement on Form S-1 No. 333-00703).

10(ii)(B) 2	Amended and Restated Technology License Agreement, among AT&T Corp., NCR Corporation and Lucent Technologies Inc., effective as of March 29, 1996, (Exhibit 10.8 to Registration Statement on Form S-1 No. 333-00703).

10(ii)(B) 3	Electronics Manufacturing Services Agreement, No. HO32050265, between Lucent Technologies Inc. and Solectron Corporation, entered into as of July 21, 2005.*

10(ii)(B) 4	External Manufacturing Services Agreement, No. WR71050115, between Lucent Technologies Inc. and Celestica Corporation, entered into as of September 30, 2005, and effective as of April 1, 2005.*
10(ii)(B) 5	Transition Agreement between Celestica Corporation and Lucent Technologies Inc., dated as of September 30, 2005.*

10(iii)(A) 1	Lucent Technologies Inc. Short Term Incentive Program (Exhibit 10(iii)(A) 1 to the Annual Report on Form 10-K for the year ended September 30, 2004).**

10(iii)(A) 2	Lucent Technologies Inc. 2003 Long Term Incentive Plan (Exhibit 10.2 to Current Report on Form 8-K filed April 11, 2003).**

10(iii)(A) 3	First Amendment to the Lucent Technologies Inc. 2003 Long Term Incentive Plan (Exhibit 10(iii)(A) 3 to the Annual Report on Form 10-K for the year ended September 30, 2004).**

10(iii)(A) 4	Form of Lucent Technologies Inc. 2003 Long Term Incentive Program Stock Option Agreement.**

10(iii)(A) 5	Form of Lucent Technologies Inc. 2003 Long Term Incentive Program Nonstatutory Stock Option Agreement.**

10(iii)(A) 6(a)	Form of Lucent Technologies Inc. 2003 Long Term Incentive Program Restricted Stock Unit Award Agreement for the 2005 Portion of the 2004-2006 Performance Cycle.**

10(iii)(A) 6(b)	Form of Lucent Technologies Inc. 2003 Long Term Incentive Program Restricted Stock Unit Award Agreement (for Executive Officers).**

10(iii)A 6(c)	Form of Lucent Technologies Inc. 2003 Long Term Incentive Program Restricted Stock Unit Award Agreement.**

10(iii)(A) 7	Form of Lucent Technologies Inc. 2003 Long Term Incentive Program Performance Award Agreement.**

10(iii)(A) 8	Form of Lucent Technologies Inc. 2003 Long Term Incentive Program Performance Award Agreement (for Executive Officers).**

10(iii)(A) 9	Lucent Technologies Inc. 2004 Equity Compensation Plan for Non-Employee Directors (Exhibit 10(iii) 1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).**

10(iii)(A) 10	First Amendment to the Lucent Technologies Inc. 2004 Equity Compensation Plan for Non-Employee Directors (Exhibit 10(iii)(A) 6 to the Annual Report on Form 10-K for the year ended September 30, 2004).**

10(iii)(A) 11	Lucent Technologies Inc. Deferred Compensation Plan (Exhibit 10(iii)(A) 7 to the Annual Report on Form 10-K for the year ended September 30, 2004).**

10(iii)(A) 12	Lucent Technologies Inc. Supplemental Pension Plan (Exhibit 10(iii)(A) 8 to the Annual Report on Form 10-K for the year ended September 30, 2004).**

10(iii)(A) 13	Employment Agreement, dated January 6, 2002, between Patricia F. Russo and Lucent Technologies Inc. (Exhibit 10(iii)(A)(1) to Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).**

10(iii)(A) 14	Summary of compensation of named executive officers.**

10(iii)(A) 15	Summary of compensation terms for non-employee directors.**

10(iii)(A) 16	Officer Severance Policy for James K. Brewington, dated January 23, 2001 (Exhibit 10(iii)(A)(13) to the Annual Report on Form 10-K for the year ended September 30, 2003).**

10(iii)(A) 17	Officer Severance Policy for Cynthia K. Christy-Langenfeld, dated January 23, 2001.**

10(iii)(A) 18	Officer Severance Policy for Frank A. D’Amelio, dated January 23, 2001.**

10(iii)(A) 19	Officer Severance Policy for Janet G. Davidson, dated January 23, 2001 (Exhibit 10(iii)(A)(14) to the Annual Report on Form 10-K for the year ended September 30, 2003).**

10(iii)(A) 20	Lucent Technologies Executive Officer Severance Policy (Exhibit 10(iii)(A) 18 to the Annual Report on Form 10-K for the year ended September 30, 2004).**

10(iii)(A) 21	Lucent Technologies Officer Severance Program.**

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements and Deficiency of Earnings to Cover Combined Fixed Charges and Preferred Stock Dividend Requirements.

13	Selected portions (pages F-1 to F-80) of Lucent Technologies Inc.’s Annual Report to Shareowners for the year ended September 30, 2005.

14	Lucent Technologies Code of Ethics for Chief Executive Officer and Senior Financial Officers (Exhibit 14 to the Annual Report on Form 10-K for the year ended September 30, 2003).

21	List of subsidiaries of Lucent Technologies Inc.

23	Consent of PricewaterhouseCoopers LLP.

24	Powers of Attorney executed by directors who signed this report.

31.1	Certification of Patricia F. Russo required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of Frank A. D’Amelio required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32	Certification of Patricia F. Russo and Frank A. D’Amelio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Description of capital stock (Exhibit 99(i) to Quarterly Report on Form 10-Q for the quarter ended December 31, 2001).
* Certain confidential portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.
** Management contract or compensatory plan or arrangement.