Form 10-Q
period 2005-12-31
LUCENT TECHNOLOGIES INC
filed 2006-02-08
CIK 1006240

AS FILED WITH THE SEC ON FEBRUARY 8, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

At January 31, 2006, 4,469,189,442 common shares were outstanding.

       2	Form 10-Q - Part I

       3	Form 10-Q - Part I

PART 1 - Financial Information

Item 1. Financial Statements

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended December 31,
	2005	2004

Revenues:
Products	$1,507	$1,787
Services	540	548

Total revenues	2,047	2,335

Costs:
Products	804	950
Services	392	401

Total costs	1,196	1,351

Gross margin	851	984
Operating expenses:
Selling, general and administrative	656	385
Research and development	283	279
Business restructuring	1	1

Total operating expenses	940	665

Operating income (loss)	(89)	319
Other income (expense), net	84	(46)
Interest expense	83	89

Income (loss) before income taxes	(88)	184
Income taxes	16	10

Net income (loss)	$(104)	$174

Net income (loss) per share:
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.04
Weighted average common shares outstanding:
Basic	4,452	4,403
Diluted	4,452	4,998

See Notes to Unaudited Consolidated Financial Statements.

       4	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	December 31, 2005	September 30, 2005

ASSETS
Cash and cash equivalents	$1,504	$2,410
Marketable securities	650	357
Receivables, net	1,430	1,395
Inventories	766	731
Other current assets	630	690

Total current assets	4,980	5,583
Marketable securities	2,226	2,163
Property, plant and equipment, net	1,256	1,295
Prepaid pension costs	6,168	6,010
Goodwill and other acquired intangibles, net	415	419
Other assets	912	930

Total assets	$15,957	$16,400

LIABILITIES
Accounts payable	$772	$769
Payroll and benefit-related liabilities	776	1,095
Debt maturing within one year	368	368
Other current liabilities	1,687	1,588

Total current liabilities	3,603	3,820
Postretirement and postemployment benefit liabilities	4,749	4,751
Pension liabilities	1,402	1,423
Long-term debt	5,049	5,066
Other liabilities	859	965

Total liabilities	15,662	16,025

Commitments and contingencies

SHAREOWNERS’ EQUITY
Preferred stock— par value $1.00 per share; authorized shares: 250; issued and outstanding: none	—	—
Common stock— par value $.01 per share; authorized shares: 10,000; 4,469 issued and 4,459 outstanding shares as of December 31, 2005, and 4,457 issued and 4,447 outstanding shares as of September 30, 2005	45	45
Additional paid-in capital	23,556	23,513
Accumulated deficit	(19,712)	(19,608)
Accumulated other comprehensive loss	(3,594)	(3,575)

Total shareowners’ equity	295	375

Total liabilities and shareowners’ equity	$15,957	$16,400

See Notes to Unaudited Consolidated Financial Statements.

       5	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareowners’ Equity

Balance as of September 30, 2005	4,447	$45	$23,513	$(19,608)	$(3,575)	$375
Net income (loss)				(104)		(104)
Foreign currency translation adjustments					(17)	(17)
Unrealized holding losses on investments					(2)	(2)
Issuance of common stock related to employee benefit plans	11		20			20
Stock-based compensation	1		24			24
Other			(1)			(1)

Balance as of December 31, 2005	4,459	$45	$23,556	$(19,712)	$(3,594)	$295

See Notes to Unaudited Consolidated Financial Statements.

       6	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Three Months ended December 31,
	2005	2004

Operating activities:
Net income (loss)	$(104)	$174
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	127	165
Pension credit	(167)	(242)
Stock-based compensation expense	24	9
Other adjustments for non-cash items	(44)	75
Changes in operating assets and liabilities:
Receivables	41	86
Inventories and contracts in process	(15)	1
Accounts payable	(80)	(93)
Deferred revenue	(136)	(107)
Other operating assets and liabilities	(169)	(392)

Net cash used in operating activities	(523)	(324)

Investing activities:
Capital expenditures	(30)	(34)
Net purchases of marketable securities	(357)	(695)

Net cash used in investing activities	(387)	(729)

Financing activities:
Repayment of long-term debt	(15)	(21)
Issuance of common stock	20	55
Other financing activities	—	(2)

Net cash provided by financing activities	5	32
Effect of exchange rate changes on cash and cash equivalents	(1)	23

Net decrease in cash and cash equivalents	(906)	(998)
Cash and cash equivalents at beginning of year	2,410	3,379

Cash and cash equivalents at end of period	$1,504	$2,381

Income tax refunds (payments), net	$21	$(21)
Interest payments	$(51)	$(52)

See Notes to Unaudited Consolidated Financial Statements.

       7	Form 10-Q - Part I

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

The unaudited consolidated financial statements include all majority-owned subsidiaries over which we exercise control. Investments where we exercise significant influence but do not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. All material intercompany transactions and balances have been eliminated.

We are required to make estimates and assumptions that affect amounts reported in the financial statements and footnotes. Actual results could be different from estimated amounts. We believe that the more important estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, pension and postretirement benefits, income taxes, legal contingencies, intangible assets, stock-based compensation, receivables and customer financing, inventories, business restructuring and warranties. Estimates and assumptions are periodically reviewed, and the effects of any material revisions are reflected in the period that they are determined to be necessary.

2. PENSION AND POSTRETIREMENT BENEFITS

The following tables summarize the components of the pension and postretirement benefits:

	Pension benefits Three months ended December 31,		Postretirement benefits Three months ended December 31,
(in millions)	2005	2004	2005	2004

Service cost	$39	$39	$2	$2
Interest cost	410	414	79	85
Expected return on plan assets	(684)	(722)	(16)	(25)
Amortization of prior service cost	14	19	(18)	(2)
Amortization of actuarial losses	54	5	16	7

Subtotal	(167)	(245)	63	67
Settlements	—	3	—	—

Benefit (credit) cost	$(167)	$(242)	$63	$67

3. STOCK-BASED COMPENSATION

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share Based Payment.” We elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock unit awards and stock option modifications, as well as the amortization of certain acquisition-related deferred compensation.

       8	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the service period (generally the vesting period) in the consolidated financial statements based on their fair values. For options with graded vesting, we value the stock option grants and recognize compensation expense as if each vesting portion of the award was a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after October 1, 2005 are measured and accounted for in accordance with SFAS 123R. Unvested equity-classified awards that were granted prior to October 1, 2005 will continue to be accounted for in accordance with SFAS 123, except that all awards are recognized in the results of operations over the remaining vesting periods. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity rather than an operating activity as in the past.

We have stock-based compensation plans under which directors, officers and other eligible employees receive stock options and other equity-based awards. The plans provide for the grant of stock options, stock appreciation rights, performance share awards, restricted stock awards and other stock unit awards.

Historically, stock options have been granted to broad groups of employees at most levels on a discretionary basis. Beginning in fiscal 2006, employees at mid-level leadership and below are eligible to receive restricted stock units (RSUs) instead of stock options. Employees in more advanced leadership positions (approximately 1,100 employees) continue to be eligible to receive stock options. In addition, the long-term incentive award program was modified for the current three-year cycle beginning in fiscal 2006, to change the denomination of any targeted awards to performance shares for officers. Performance shares will also represent 25% of any targeted awards for all other participants. The administration of the Employee Stock Purchase Plan (ESPP) was also modified to reduce the discount from 15% to 5% and eliminate the lookback feature. As a result, the ESPP is no longer compensatory beginning November 1, 2005.

Stock options are granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock options also expire within five to 10 years and vest within four years from the date of grant. Subsequent to December 2002, stock option grants have a term of seven years with graded vesting of 25% per year.

Restricted stock unit awards generally vest over three to four years. The initial broad-based RSU awards granted during the first quarter of fiscal 2006 vest ratably over three years.

Performance share awards under the long-term incentive award program are earned over three years. The number of shares earned for the three-year performance cycle is based on achievement of annual financial targets established at the beginning of each fiscal year in the cycle. These awards are subject to fair value adjustments for any changes in the underlying market value of our common stock, until the performance levels have been determined at the end of each fiscal year.

       9	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes stock option activity.

	Shares (in millions)	Weighted average exercise price per share

Outstanding as of September 30, 2005	418	$10.50
Granted/assumed	26	2.82
Exercised	(3)	1.68
Forfeited/expired	(16)	13.27

Outstanding as of December 31, 2005	425	9.98

Exercisable as of December 31, 2005	328	$11.97

The weighted average remaining term for outstanding stock options was three years at December 31, 2005. The aggregate intrinsic value at December 31, 2005 was $107 million for stock options outstanding and $92 million for stock options exercisable. The intrinsic value for stock options is calculated based on the exercise price of the underlying awards and the market price of our common stock as of the reporting date.

The following table summarizes non-vested restricted stock unit activity.

	Shares (in millions)	Weighted average grant date fair value

Unvested as of September 30, 2005	3	$4.36
Granted	11	2.82
Vested	(1)	3.69
Forfeited	—	4.32

Unvested as of December 31, 2005	13	$3.13

Proceeds received from the exercise of stock options were $5 million during the first quarter of fiscal 2006 and 2005. The intrinsic value related to the exercise of stock options was $4 million and $6 million during the first quarter of fiscal 2006 and 2005, respectively, which is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards.

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied.

(in millions, except per share amounts)	Three months ended December 31, 2004

Net income, as reported	$174
Add: Stock-based employee compensation expense included in as reported net income	9
Deduct: Total stock-based employee compensation expense determined under the fair value based method	(84)

Pro forma net income	$99

Income per share applicable to common shareowners:
As reported:
Basic	$0.04
Diluted	$0.04
Pro forma:
Basic	$0.02
Diluted	$0.02

       10	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

No tax benefits were attributed to the stock-based compensation expense because a valuation allowance was maintained for substantially all net deferred tax assets. We elected to adopt the alternative method of calculating the historical pool of windfall tax benefits as permitted by FASB Staff Position (FSP) No. SFAS 123R-c, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” This is a simplified method to determine the pool of windfall tax benefits that is used in determining the tax effects of stock compensation in the results of operations and cash flow reporting for awards that were outstanding as of the adoption of SFAS 123R.

The following table summarizes the components and classification of stock-based compensation expense.

	Three months ended December 31,
	2005	2004

Stock options	$20	$—
Restricted stock units	3	4
Other	1	5

Total stock-based compensation expense	$24	$9

Costs	$3	$—
Selling, general and administrative	13	8
Research and development	8	1

Total stock-based compensation expense	$24	$9

The fair value of stock options was estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for the current period grants were developed based on SFAS 123R and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants.

	Three months ended December 31,
	2005	2004

Dividend yield	0.0%	0.0%
Weighted average volatility	54.6%	82.1%
Risk-free interest rate	4.4%	3.5%
Expected holding period (in years)	4.8	3.8
Weighted average fair value of options granted	$1.42	$2.36

•

No dividend yield was assumed because we currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend. An increase in the dividend yield will decrease stock compensation expense.

•

The weighted average volatility for the current period was developed using equal weight from (a) implied volatilities of traded options and warrants to purchase the company’s common stock at prices that approximate the option’s exercise price and have a life in excess of one year, and (b) historical volatility for periods equal to the expected life of the options. Prior to fiscal 2006, only historical volatility was considered. An increase in the weighted average volatility assumption will increase stock compensation expense.

•

The risk-free interest rate was developed using the U.S. Treasury yield curve for periods equal to the expected life of the options on the grant date. An increase in the risk-free interest rate will increase stock compensation expense.

       11	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

•

The expected holding period for the current period grants was calculated using the average of the vesting period and the term of the option based on guidance contained in SAB 107. Prior to fiscal 2006, this assumption was developed after considering vesting schedules, life of the option, historical experience and estimates of future exercise behavior patterns. An increase in the expected holding period will increase stock compensation expense.

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 7%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to October 1, 2005, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

As of December 31, 2005, approximately $140 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.5 years.

4. BUSINESS RESTRUCTURING

(in millions)	Employee separations	Contract settlements	Facility closings	Total

Restructuring reserve as of September 30, 2005	$1	$1	$145	$147
Revisions to prior year plans	—	—	1	1
Utilization of reserves	—	—	(10)	(10)

Restructuring reserve as of December 31, 2005	$1	$1	$136	$138

Facility closing reserves are for the expected remaining future cash outlays associated with trailing lease liabilities, lease termination payments and expected restoration costs in connection with plans to reduce a significant number of leased facilities. The remaining liability is expected to be paid over the remaining lease terms and is reflected net of expected sublease income of $119 million. Additional charges may be required in the future if the expected sublease income is not realized.

       12	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

5. SUPPLEMENTARY BALANCE SHEET INFORMATION

(in millions)	December 31, 2005	September 30, 2005

Completed goods	$561	$580
Work in process	49	39
Raw materials	156	112

Inventories, net of reserves of $703 as of December 31, 2005 and $712 as of September 30, 2005	$766	$731

Costs and recognized income not yet billed	$181	$208
Billings in excess of costs and recognized income	(216)	(220)

Contracts in process reflected in other current liabilities	$(35)	$(12)

Deferred income taxes	$243	$237
Prepaid expenses	215	206
Non-trade receivables	90	117
Income tax receivables, including related interest	44	85
Restricted cash	38	41
Other	—	4

Other current assets	$630	$690

Marketed software	$265	$254
Internal use software	112	120
Restricted cash	139	137
Deferred income taxes	75	78
Investments	64	65
Non-trade receivables	20	20
Retainage receivables	8	8
Other	229	248

Other assets	$912	$930

Deferred revenue	$394	$529
Winstar litigation reserve	278	—
Warranty	179	188
Contracts in process	35	12
Business restructuring	38	44
Other	763	815

Other current liabilities	$1,687	$1,588

Deferred income taxes	$207	$205
Deferred compensation	50	112
Business restructuring	99	102
Environmental	72	72
Warranty	69	69
Minority interests	31	63
Other, including contingencies	331	342

Other liabilities	$859	$965

       13	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

6. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the changes in the carrying value of goodwill and other acquired intangible assets. Goodwill attributed to the Network Operations Software reporting unit was transferred to Services to conform with our new reporting structure discussed in Note 9.

	Goodwill

(in millions)	Mobility Access and Applications Solutions	Multimedia Network Solutions	Converged Core Solutions	Services	Total	Other acquired intangible assets

As of September 30, 2005	$32	$96	$154	$92	$374	$45
Transfers	—	(10)	—	10	—	—
Amortization	—	—	—	—	—	(4)

As of December 31, 2005	$32	$86	$154	$102	$374	$41

7. COMPREHENSIVE INCOME (LOSS)

The components of other comprehensive income (loss) are summarized below. Foreign currency translation adjustments are generally not adjusted for income taxes, as they relate to indefinite investments in non-U.S. subsidiaries.

	Three months ended December 31,
(in millions)	2005	2004

Net income (loss)	$(104)	$174
Minimum pension liability adjustment	—	(4)
Foreign currency translation adjustments	(17)	99
Unrealized holding losses on investments, net	(2)	(2)

Comprehensive income (loss)	$(123)	$267

8. EARNINGS (LOSS) PER COMMON SHARE (EPS)

Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss), adjusted to exclude preferred dividends and accretion, conversion costs, redemption costs and interest expense related to the potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period. Due to the net loss incurred during the first quarter of fiscal 2006, the diluted loss per share is the same as basic, because any potentially dilutive securities would reduce the loss per share.

       14	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the computation of basic and diluted EPS:

	Three months ended December 31,
(in millions, except per share amounts)	2005	2004

Net income (loss)	$(104)	$174
Adjustment for dilutive securities on net income (loss):
2.75% convertible securities	—	11

Net income (loss) – diluted	$(104)	$185

Weighted average shares outstanding – basic	4,452	4,403
Effect of dilutive securities:
Stock options	—	77
Warrants	—	11
2.75% convertible securities	—	507

Weighted average shares outstanding – diluted	4,452	4,998

EPS:
Basic	$(0.02)	$0.04
Diluted	$(0.02)	$0.04

The following table summarizes the potential shares of common stock that were excluded from diluted earnings per share, because the effect of including these potential shares would be antidilutive.

	Three months ended December 31,
(in millions)	2005	2004

Stock options	47	—
Warrants	10	—
2.75% convertible securities	593	—
8.00% convertible securities	182	234
7.75% convertible securities	228	238

Total potentially dilutive shares	1,060	472

Stock options excluded from diluted earnings per share because the exercise price was greater than the average market price of the common shares	304	244

9. OPERATING SEGMENTS

Our mobility and wireline businesses were recently combined into a single unit, the Network Solutions Group (NSG). NSG consists of the following operating segments: Mobility Access Solutions, Applications Solutions, Converged Core Solutions and Multimedia Network Solutions. Applications Solutions is aggregated with Mobility Access Solutions because its results are not material and do not meet the requirements for being reported separately. Applications Solutions was reported with our wireless business in prior years. Converged Core Solutions consists primarily of voice networking products, including circuit switching, personal handyphone systems and next-generation switching products. Multimedia Network Solutions consists primarily of optical, data and access products. The Network Operations Software reporting unit that was previously reported within the wireline business was transferred to Lucent Worldwide Services (Services). Services provides deployment, maintenance, professional and managed services in support of our product offerings and multivendor networks.

Other changes to the previous reporting structure included the elimination of certain internal revenue sharing arrangements between our wireless and wireline businesses, the internal transfer of certain organizations and revised allocations of employee benefit costs that are more closely aligned with actual benefit costs for active employees. The prior period segment results were revised to conform to the new reporting structure. The accounting policies of the reportable segments are the same as those applied in the unaudited consolidated financial statements.

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

•

Certain employee compensation and benefits, including stock-based compensation, differences between actual and budgeted employee benefit costs, differences between actual and budgeted employee incentive awards, as well as most of the impacts related to pension, postretirement and postemployment benefits.

•	Bad debt and customer financing expenses and recoveries.

•	Business restructuring.

•	Revenues and expenses associated with licensing and protecting intellectual property rights.

•	Certain other general and miscellaneous costs and expenses not directly used in assessing the performance of the operating segments.

	Three months ended December 31,
(in millions)	2005	2004

Revenues:
Mobility Access and Applications Solutions	$945	$1,170
Multimedia Network Solutions	395	366
Converged Core Solutions	145	233
Services	540	548

Reportable segments	2,025	2,317
Intellectual property	18	8
Other	4	10

Revenues	$2,047	$2,335

Operating income:
Mobility Access and Applications Solutions	$317	$422
Multimedia Network Solutions	45	20
Converged Core Solutions	—	(9)
Services	89	76

Reportable segments	451	509
Global sales organization	(118)	(131)
Shared services such as general corporate functions	(275)	(265)
Unallocated compensation and benefits	139	233
Recovery of bad debts and customer financings	7	11
Business restructuring	(1)	(1)
Winstar litigation charge	(278)	—
Other	(14)	(37)

Operating income (loss)	$(89)	$319

Revenues from Verizon, including Verizon Wireless, accounted for 26% and 24% of consolidated revenues during the three months ended December 31, 2005 and 2004, respectively. Revenues from Sprint accounted for 15% and 17% of consolidated revenues during the three months ended December 31, 2005 and 2004, respectively.

       16		Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

10. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits, and other claims, including proceedings by government authorities. In addition, we may be subject to liabilities of some of our former affiliates under separation agreements with them. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, unless otherwise indicated, we are unable to estimate the ultimate aggregate amounts of monetary liability or ranges of possible losses with respect to our pending litigation matters as of December 31, 2005. The resolution of these matters could have a material impact on our consolidated results of operations, financial position and cash flows. Charges of $283 million were recognized during the three months ended December 31, 2005, almost exclusively due to the Winstar judgment discussed below.

Winstar

We were a defendant in an adversary proceeding originally filed in U.S. Bankruptcy Court in Delaware by Winstar and Winstar Wireless, Inc. in connection with the bankruptcy of Winstar and various related entities. The trial for this matter concluded in June 2005. The trial pertained to breach of contract and other claims against us, for which the trustee for Winstar was seeking compensatory damages of approximately $60 million, as well as costs and expenses associated with litigation. The trustee was also seeking recovery of a payment to us of approximately $190 million in December 2000, plus interest. On December 21, 2005 the judge rendered his decision and the verdict resulted in a judgment against Lucent for approximately $244 million, plus statutory interest and other costs. As a result, we recognized a $278 million charge (including related interest and other costs of approximately $34 million) in the first quarter of fiscal 2006. In addition, approximately $300 million of cash was used to collateralize a letter of credit that was issued during the second quarter of fiscal 2006 in connection with this matter. This judgment is being appealed to the U.S. District Court for the District of Delaware. Additional charges for post-judgment interest will be recognized in subsequent periods until this matter is resolved.

Securities and Related Cases

The majority of the assorted securities, ERISA and derivative class action and other related lawsuits against us and certain of our current and former directors, officers and employees have been settled. The net charges related to our global securities and related cases were $71 million during the three months ended December 31, 2004. We currently do not have any material opt out or related securities cases pending.

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

Notes to Consolidated Financial Statements
(Unaudited)

During the third quarter of fiscal 2005, we received subpoenas on two different matters, requesting specific documents and records. One of the subpoenas relates to a DOJ investigation of potential antitrust and other violations by various participants in connection with the federal E-Rate program. The subpoena requires us to produce documents before a grand jury of the U.S. District Court in Georgia. The second subpoena was from the Office of Inspector General, U.S. General Services Administration and relates to a federal investigation into certain sales to the federal government of telecommunications equipment and related maintenance services. It is too early for us to determine whether either of these matters will have a material effect on our business, financial position, results of operations or cash flows.

Employment and Benefits Related Cases

We have implemented various actions to address the rising costs of providing retiree health care benefits and the funding of our pension plans. These actions have led to the filing of cases against us and may lead to the filing of additional cases. Purported class action lawsuits have been filed against us in connection with the elimination of the death benefit from our U.S. management pension plan in early 2003. Three such cases have been consolidated into a single action pending in the U.S. District Court in New Jersey, captioned In Re Lucent Death Benefits ERISA Litigation. The elimination of this benefit reduced our future pension obligations by approximately $400 million. The benefit was paid out of the pension plan assets to certain qualified surviving dependents, such as spouses or dependent children of management retirees. The case alleges that we wrongfully terminated this death benefit and requests that it be reinstated, along with other remedies. Another such case, Chastain, et al. v. AT&T, was filed in the U.S. District Court in the Western District of Oklahoma. The Chastain case also involves claims related to changes to retiree health care benefits. In October 2005, a purported class action was filed by Peter A. Raetsch, Geraldine Raetsch and Curtis Shiflett, on behalf of themselves and all others similarly situated, in the U.S. District Court for the District of New Jersey. The plaintiffs allege that Lucent failed to maintain health care benefits for retired management employees as required by the Internal Revenue Code, the Employee Retirement Income Security Act, and the Lucent pension and medical plans. We are actively investigating and evaluating the claims asserted.

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

Intellectual Property Cases

We are defendants in various cases in which third parties claim infringement of their patents, including certain cases where infringement claims have been made against our customers in connection with products we have provided to them. During our first quarter of fiscal 2006, we settled the case of Tantivy Communications, Inc. v. Lucent Technologies, which was pending in the U.S. District Court in Texas. As part of the settlement, we received a license for nine CDMA2000-related patents that were the subject of the lawsuit. The cost related to this settlement was accrued in prior periods.

Other Matters

On August 8, 2003, NGC filed an action in the U.S. District Court for the Southern District of New York against us, certain former officers and employees, our subsidiary Lucent Technologies International Inc., certain unaffiliated individuals and an unaffiliated company, alleging violations of the Racketeer Influenced Corrupt Organizations Act (RICO) and other improper activities. These allegations relate to activities in Saudi Arabia in connection with certain telecommunications contracts involving Lucent, the Kingdom of Saudi Arabia and other entities. The complaint seeks damages in excess of $63 million, which could be tripled under RICO. The allegations in this complaint appear to arise out of certain contractual disputes between NGC and Lucent that are the subject of a separate case that NGC previously filed against us in U.S. District Court in New Jersey and other related proceedings brought by NGC in Saudi Arabia. We have filed a motion to dismiss the New York action. Some of the claims brought by NGC in the New Jersey action have been dismissed, but that case and the other claims in Saudi Arabia are still pending.

       18		Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

A lawsuit involving investors in Actel Integrated Communications was filed against us seeking $60 million in damages and punitive damages, claiming we misled these investors as to certain technology, which influenced their decision to invest in Actel. This case, Sandler Capital Partners IV, L.P. et al. v. Lucent Technologies, filed in New York State Court, was settled during our first quarter of fiscal 2006. Charges related to the settlement were recorded in our fourth quarter of 2005. During fiscal 2004, we settled cases filed against us by Actel. In addition, two other cases were filed against us alleging that we failed to deliver working products related to the same technology: Maxcess, Inc. v. Lucent Technologies Inc. et al., filed in the U.S. District Court for the Middle District of Florida, and Official Plan Committee of Omniplex, Inc. v. Lucent Technologies Inc., filed in Missouri State Court. The claims against us in Maxcess, Inc. v. Lucent Technologies Inc. et al have been dismissed. On December 27, 2005, the United States Court of Appeals for the Eleventh Circuit affirmed the dismissal of the litigation. Maxcess has filed a petition for a rehearing en banc by the entire panel of the Circuit Court of Appeals. We settled the Omniplex case during the first quarter of fiscal 2006. The costs related to these settlements were accrued in prior periods.

During the first quarter of fiscal 2006, we settled Pf.Net Supply Corp. v. Lucent Technologies, which was pending in the U.S. District Court in New Jersey. The plaintiff claimed that we breached an alleged purchase commitment and sought to compel us to meet this purchase commitment or pay damages. The cost related to this settlement was accrued in prior periods.

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

We remain secondarily liable for approximately $173 million of lease obligations as of December 31, 2005, that were assigned to Avaya, Agere and purchasers of other businesses that were divested. The remaining terms of these assigned leases and our corresponding guarantees range from one month to 14 years. The primary obligor under assigned leases may terminate or restructure the lease obligation before its original maturity and thereby relieve us of our secondary liability. We generally have the right to receive indemnity or reimbursement from the assignees and have not reserved for losses on this form of guarantee.

       19		Form 10-Q - Part I

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

We indemnify our directors and certain of our current and former officers for third-party claims alleging certain breaches of their fiduciary duties as directors or officers. Certain costs incurred for providing such indemnification may be recovered under various insurance policies. We are unable to reasonably estimate the maximum amount that could be payable under these arrangements since these exposures are not capped and due to the conditional nature of our obligations and the unique facts and circumstances involved in each agreement. Historically, payments made under these agreements have not had a material effect on our business, financial condition, results of operations or cash flows.

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

(in millions)	2005	2004

Reserve as of September 30	$257	$297
Accruals for warranties, net	20	13
Payments	(29)	(13)

Reserve as of December 31	$248	$297

Environmental Matters

Our current and historical operations are subject to a wide range of environmental laws. In the United States, these laws often require parties to fund remedial action regardless of fault. We have remedial and investigatory activities underway at numerous current and former facilities.

Environmental reserves of $98 million have been established for environmental liabilities that can be reasonably estimated as of December 31, 2005. These reserves are not discounted to present value. We have receivables of $20 million with respect to environmental matters due from third-party indemnitors as of December 31, 2005. Receivables are recorded only if the indemnitors have agreed to pay the claims and management believes collection of the receivables is reasonably assured. Environmental matters did not have a significant impact on our consolidated results of operations, financial position and cash flows for all periods presented.

       20		Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

Reserves for estimated losses from environmental remediation are, depending on the site, based on analyses of many interrelated factors, including:

•	The extent and degree of contamination and the nature of required remedial actions.

•	The timing and various types of environmental expenditures, such as investigatory, remedial, capital and operations, and maintenance costs.

•	Applicable legal requirements defining remedial goals and methods.

•	Progress and stage of existing remedial programs in achieving remedial goals.

•	Innovations in remedial technology and expected trends in environmental costs and legal requirements.

•	The number, participation level and financial viability of other potentially responsible parties.

•	The timing and likelihood of potential recoveries or contributions from other third parties.

•	Historical experience.

•	The degree of certainty and reliability of all the factors considered.

It is often difficult to estimate the future impact of environmental matters, including potential liabilities, due to the above factors and the lengthy time periods involved in resolving them, which may be up to 30 years or longer. Although we believe that our reserves are currently adequate, there can be no assurance that the amount of capital expenditures and other expenses that will be required for remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of amounts provided for as of December 31, 2005 cannot be reasonably estimated.

11. SUBSEQUENT EVENT

On February 7, 2006, we agreed to acquire certain net assets of Riverstone Networks, a provider of carrier grade Ethernet routers for the telecommunications industry, for $170 million in cash. The transaction is subject to completion of a bankruptcy court administered process under Riverstone Networks’ impending reorganization proceeding and other closing conditions, which could occur in fiscal 2006.

       21	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management’s assumptions. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties include: fluctuations in the telecommunications market; the pricing, cost and other risks inherent in our long-term sales agreements; exposure to the credit risk of our customers; our reliance on two contract manufacturers to supply most of the products we sell; the social, political and economic risks of our foreign operations; the costs and risks associated with our pension and postretirement benefit obligations; the complexity of our products; changes to existing regulations or technical standards; existing and future litigation; our ability to protect our intellectual property rights and exposure to infringement claims by others; and compliance with environmental, health and safety laws. For a more complete list and description of such risks and uncertainties, refer to our Form 10-K for the year ended September 30, 2005. Except as required under the federal securities laws and the rules and regulations of the SEC, we do not have any intention or obligation to update publicly any forward-looking statements after the distribution of this quarterly report, whether as a result of new information, future events, changes in assumptions or otherwise.

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

We believe the telecom industry is in the early stages of a multiyear transformation to next-generation networks. As a result we have been focusing on certain high-growth areas, such as services, Internet protocol (IP) multimedia subsystem (IMS), broadband access, optical and next generation mobile high-speed data. As this transformation progresses, our customers are increasingly focused on deploying new IP-based, revenue-generating services that will differentiate their businesses and build customer loyalty. However, the actual trialing, testing and deployment of these new technologies will take time. This is a long-term technology transition, which will create opportunities for us and our customers in growth areas such as mobile high-speed data, broadband access, metro optical networking and voice over Internet protocol (VoIP) solutions, as well as in professional and managed services. We are working to turn these technologies and opportunities into cost-effective offers for our customers.

Within this environment, certain service providers are currently investing to meet growing capacity demands. These demands are being driven by the coverage requirements, subscriber growth and traffic increases that place demands on networks of all kinds. In addition, service providers have increased investments in the systems, software and technologies that enable next-generation services that cut across wireline and wireless, as well as voice, video and data. There is also a growing interest in content such as games, music and entertainment.

       22	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

To meet these challenges, we have been adapting our product portfolio around a common IMS platform that gives our customers the flexibility to build the types of networks and offer the types of services required to best meet the demand for converged broadband services. We combined our mobility and wireline businesses into a single unit, the Network Solutions Group. This change is enabling us to improve our efficiency, market approach and cost structure. We are also focused on the following actions:

•

The implementation of a services-led software strategy that combined the network operations software business with the Services business, which is expected to bring better alignment, focus and efficiency.

•	The optimization of our supply chain network, including the consolidation of our EMS (electronic manufacturing service) providers from four to two.

•	The continuation of business process simplification efforts across the company, including corporate center functions.

We expect to achieve operating efficiencies as a result of these efforts. These changes will allow us to more effectively focus our efforts and resources on pursuing high-growth areas where we have strong technology, market or customer advantages. We believe that focusing on these areas will allow us to serve our customers better and provide us with the best opportunity to profitably grow the business.

Our revenues are subject to fluctuation as a result of changes in customer spending patterns and short-term capital requirements, as well as the timing of customer acceptances. Revenues during the first quarter of fiscal 2006 were lower than recent quarters, primarily due to lower sales to our large customers in the U.S. and China. We believe that the revenue decline is temporary and that quarterly revenues will be higher during the remaining quarters of the year.

Capital spending in our target markets can change rapidly and can vary over short periods of time. In addition, the timing of customer orders, deployments and acceptances for large network buildouts as well as the general availability of products and software releases may also impact future revenues. As a result of this uncertainty, it is difficult to make accurate forecasts of near- and long-term results and cash flow. In addition, because a limited number of customers accounts for a significant amount of our revenue, our results are subject to fluctuation due to changes in spending by one or more of these customers.

The following table includes certain financial information.

	Three months ended December 31,
(in millions)	2005	2004	change

Mobility Access and Applications Solutions	$945	$1,170	(19%)
Multimedia Network Solutions	395	366	8%
Converged Core Solutions	145	233	(38%)
Services	540	548	(1%)
Intellectual property	18	8
Other	4	10

Revenues	$2,047	$2,335	(12%)

Gross margin	$851	$984	$(133)
Gross margin rate	42%	42%	—

Operating expenses	$940	$665	$275
Percentage of revenue	46%	28%	18 points

Operating income (loss)	$(89)	$319	$(408)
Other income (expense), net	84	(46)
Interest expense	83	89
Income taxes	16	10

Net income (loss)	$(104)	$174	$(278)

       23	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As discussed in more detail throughout our MD&A:

•

Mobility Access and Applications Solutions revenues decreased primarily due to lower CDMA sales in the U.S. and China. Multimedia Network Solutions revenues increased due to higher sales of data and access products. Converged Core Solutions revenues decreased due to lower sales of legacy circuit switching and Personal Handyphone Systems (“PHS”), as declines in these product sales continue to outpace growth in spending on next generation technologies. Services revenues decreased due to lower professional services.

•

The gross margin rate remained consistent with the comparable prior year period. The favorable impact of product and geographic mix and cost reductions, offset the unfavorable impact of lower revenues, a lower net pension and postretirement benefit credit (net pension credit) and the prior period effect of favorable revised estimates on long-term contracts.

•	Operating expenses increased primarily due to the Winstar litigation charge of $278 million.

•	The net pension credit was $104 million and $175 million during the first quarter of fiscal 2006 and 2005, respectively.

•

In addition to interest income realized in both periods, other income (expense) included the impact of a minority interest share of losses for one of our joint ventures during the first quarter of fiscal 2006 and charges related to changes in the estimated fair value of the warrants issued as part of the global settlement of our shareowner litigation during the first quarter of fiscal 2005.

•

Income taxes were primarily attributed to non-U.S. earnings. U.S. deferred income taxes were not recognized during the first quarter of fiscal 2006 due to the U.S. pretax loss. We expect to recognize approximately $170 million of income taxes during fiscal 2006, including non-cash impacting U.S. deferred taxes of approximately $100 million. The balance is attributable to non-U.S. income taxes.

•

Cash and cash equivalents and marketable securities decreased $550 million to $4.4 billion during the three months ended December 31, 2005, primarily due to the payment of annual and long-term employee incentive awards and to a lesser extent, additional use of working capital.

Our expectations regarding fiscal 2006 results are as follows:

•

Annual revenues to be essentially flat or increase on a percentage basis in the low-single digits for the year, with significantly higher revenues in the second half of the fiscal year than the first half of the fiscal year.

•	Annual revenues for the Mobility Access and Applications Solutions segment to be essentially flat for the fiscal year.

•	Annual revenues for the combined Multimedia Network Solutions and Converged Core Solutions segments to be down somewhat year over year.

•	Annual revenues for Services segment to grow at or slightly below 10% year over year.

•	Annual gross margin rate on a percentage basis in the 41% to 43% range. Quarterly gross margin rates may be subject to fluctuations.

•

Annual operating expenses as a percentage of revenues of about 33%, including a $278 million charge for a bankruptcy court judgment related to litigation between the Company and the trustee for Winstar Communications.

The above items are forward-looking statements about our expectations for future performance. Actual results could differ materially.

       24	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our unaudited consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially from the estimated amounts. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, pension and postretirement benefits, income taxes, legal contingencies and intangible assets. We discuss our critical accounting estimates with our Audit and Finance Committee of the Board of Directors at least annually. For more information on critical accounting estimates, refer to the MD&A included in our Form 10-K for the year ended September 30, 2005.

SFAS 123R was adopted on October 1, 2005. Refer to Note 3 to our unaudited consolidated financial statements for further information. There were no other accounting policies adopted during the first quarter of fiscal 2006 that had a material effect on our financial condition and results of operations.

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 2005 VERSUS THREE MONTHS ENDED DECEMBER 31, 2004

Revenues

	Three months ended December 31,
(in millions)	2005		2004

Mobility Access and Applications Solutions	$945	46%	$1,170	50%
Multimedia Network Solutions	395	19%	366	16%
Converged Core Solutions	145	7%	233	10%
Services	540	27%	548	24%
Intellectual property	18	1%	8	—
Other	4	—	10	—

Revenues	$2,047	100%	$2,335	100%

U.S.	$1,343	66%	$1,450	62%
Other Americas (Canada, Caribbean & Latin America)	186	9%	181	8%
EMEA (Europe, Middle East & Africa)	301	15%	320	14%
APaC (Asia Pacific & China)	217	10%	384	16%

Revenues	$2,047	100%	$2,335	100%

Revenues decreased by 12% during the first quarter of fiscal 2006. Refer to the segment discussion later in this MD&A for information on changes in revenues by segment and product.

The decrease in the U.S. was primarily due to lower CDMA sales to our two largest customers. The decrease in APaC was primarily due to lower CDMA sales in China driven by further delays in the issuance of 3G licenses and the continuing reduction in PHS sales in China. The increase in Other Americas was due to higher CDMA sales in Venezuela. The decrease in EMEA was primarily due to changes in foreign currency rates.

Changes in foreign currency rates unfavorably impacted our consolidated revenues by approximately 1% during the first quarter of fiscal 2006.

       25	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin

	Three months ended December 31,
(in millions)	2005	2004

Gross margin	$851	$984
Gross margin rate	42%	42%

Our gross margin rate is subject to fluctuation due to changes in volume, geographic, product and service mix, the impact of inventory-related or warranty charges and revisions to estimates related to long-term contracts. Changes in estimates related to long-term contracts could occur throughout the execution of a project as a result of changes in previously expected costs, contract change orders or the resolution of project contingencies, among other items. Changes in the expected profitability for a contract are reflected in results during the period that they are determined based on the project’s percentage of completion to date.  As a result, the cumulative effect of any changes would be reflected in the results of the current period.

Our gross margin rate may also be impacted by other factors, such as competitive pricing pressures, the initial impact of sales of certain next-generation products, our efforts to enter emerging markets and our ability to continue realizing cost reductions. We operate in highly competitive markets that are subject to pricing pressures for various reasons, including technological changes, new entrants and supply and demand fluctuations. Although we believe that these impacts have reduced our relative revenue levels from prior periods, our gross margin has not been significantly impacted due to our ability to realize cost reductions.

The following factors impacted our gross margin rate:

•	The impact of a lower net pension credit decreased the gross margin rate by one percentage point from the comparable prior year period.

•

Historically, our gross margin rates are generally higher in our wireless business than in our wireline and services businesses, and higher in the U.S. compared to non-U.S. regions. The favorable impact of the higher percentage of U.S. revenues to the consolidated revenues was offset by other factors including pricing, product mix and revised estimates related to long-term contracts in certain periods. The net effect of these items increased the gross margin rate by approximately one percentage point from the comparable prior year period.

•	Reductions in fixed costs offset the impact of lower revenues.

Operating Expenses

	Three months ended December 31,
(in millions)	2005	2004	Change

Marketing and sales (“M&S”)	$220	$231	$(11)
General and administration (“G&A”)	161	161	—

Selling, general and administrative (“SG&A”) expenses, excluding the following three items:	381	392	(11)
Winstar litigation	278	—	278
Recovery of bad debt and customer financing	(7)	(11)	4
Amortization of other acquired intangible assets	4	4	—

SG&A	656	385	271
Research and development (“R&D”)	283	279	4
Business restructuring	1	1	—

Operating expenses	$940	$665	$275

       26	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating expenses increased during the first quarter of fiscal 2006, primarily due to Winstar litigation charge. Refer to Note 10 to our unaudited consolidated financial statements for further discussion on this matter.

A $40 million reversal of payroll and benefit-related liabilities was included in the first quarter of fiscal 2005. This reversal included $24 million related to the fiscal 2004 annual employee incentive awards, as those incentive payments were less than expected, and $16 million of out-of-period adjustments in connection with certain non-U.S. benefit plans. These reversals reduced operating expenses by $28 million and the remainder favorably impacted gross margin during the first quarter of fiscal 2005. A $11 million reversal of payroll and benefit-related liabilities was included in the first quarter of fiscal 2006, as employee incentive awards payments were less than expected. This reversal reduced operating expenses by $8 million and the remainder favorably impacted gross margin.

SG&A

Excluding the impact of the Winstar litigation charge and recoveries of bad debt and customer financing, SG&A decreased by $11 million during the first quarter of fiscal 2006. Reductions of $36 million were primarily attributed to lower average workforce levels and discretionary spending. Lower accruals for fiscal 2006 employee incentive awards of $9 million also contributed to the decrease.

The impact of these items more than offset a $22 million lower net pension credit, $5 million of higher stock-based compensation expense and the $7 million net impact of payroll and benefit-related liability reversals discussed above.

Recovery of bad debt and customer financing

The net recovery was primarily due to the release of a customer financing guarantee during the first quarter of fiscal 2006. Further recoveries or charges may occur in the future.

Amortization of other acquired intangible assets

Amortization of other acquired intangible assets was related to the acquisition of Telica in September of 2004.

R&D

Our R&D programs are focused on enhancing and expanding our broad portfolio of leading edge technologies and reshaping our product portfolio to capture convergence opportunities. In addition, our R&D investment also supports Bell Labs long-term research programs in such areas as computer science, materials science and bioengineering. We believe our current R&D spending levels and plans are aligned with current and expected market opportunities.

R&D costs are charged to expense as incurred. However, the costs incurred for the development of software that will be sold, leased or otherwise marketed are capitalized when technological feasibility has been established. The amortization of these costs was reflected as a cost component in determining our gross margin. Unamortized software development costs determined to be in excess of the net realizable value of the product are expensed immediately and reflected in R&D if such determination is made prior to when the product is available for general release to the customer.

	Three months ended December 31,
(in millions)	2005	2004

Costs capitalized	$62	$59
Amortization	51	73

       27	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

R&D remained essentially unchanged from the comparable prior year period. Reductions of $36 million were primarily attributed to lower average workforce levels and less discretionary spending as well as $7 million of lower accruals for fiscal 2006 employee incentive awards. These spending reductions offset the impact of a $27 million lower net pension credit, $7 million of higher stock-based compensation expense and the $13 million net impact of payroll and benefit-related liability reversals previously discussed above.

Business restructuring

We have essentially completed our restructuring actions but continue to evaluate the remaining restructuring reserves at the end of each reporting period. There may be additional charges or reversals, primarily related to estimates of facility closing costs, including expected sublease income. Actual costs have differed from estimated amounts in the past. Refer to Note 4 to our unaudited consolidated financial statements for details on the changes in our business restructuring reserve.

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

	Three months ended December 31,
(in millions)	2005	2004

Pension benefit credit	$(167)	$(242)
Postretirement benefit cost	63	67

Net pension and postretirement benefit credit	$(104)	$(175)

Postemployment benefit cost	$23	$18

Approximately two-thirds of the net credit is reflected in operating expenses, with the balance in costs used to determine gross margin. The decrease in the net credit was primarily due to lower expected return on plan assets and higher amortization of actuarial losses resulting from:

•	Reductions in the market-related value of plan assets due to the impact of actual losses incurred on plan assets during fiscal 2002 and 2001.

•	Changes in mortality assumptions as of September 30, 2005.

The net pension credit is expected to decrease by approximately $300 million during fiscal 2006, primarily due to the factors discussed above. Changes in actuarial assumptions could also significantly impact the net credit in the future.

Stock-Based Compensation Expense

SFAS 123R was adopted on October 1, 2005, which now requires among other items, the recognition of stock option expense in the results of operations. The modified prospective transition method was elected, therefore, prior period results were not restated. Stock-based compensation expense was $24 million and $9 million during the three months ended December 31, 2005 and 2004, respectively. Stock-based compensation expense is expected to be approximately $100 million during fiscal 2006.

       28	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock-based compensation expense recognized in the results of operations during the first quarter of fiscal 2006 was $60 million lower than the proforma amount determined under the fair value-based method and disclosed in accordance with SFAS 123 for the comparable prior year period. This reduction was primarily due to the amortization of previously unvested awards over the original vesting periods and lower fair value amounts attributed to the more recent awards. There were no significant modifications to existing awards or acceleration of vesting periods during fiscal 2005 and the first quarter of fiscal 2006.

Refer to Note 3 to our unaudited consolidated financial statements for more information on stock-based compensation.

Other Income (Expense), net

	Three months ended December 31,
(in millions)	2005	2004

Legal settlements	$—	$(71)
Interest income	45	25
Minority interest	33	(2)
Other-than-temporary write-downs of investments	(2)	(6)
Interest on tax matters	2	5
Miscellaneous, net	6	3

Other income (expense), net	$84	$(46)

The expense attributed to legal settlements during the first quarter of fiscal 2005 was primarily related to the changes in fair market value of warrants issued in connection with the global settlement of our shareowner lawsuit.

The increase in interest income was primarily due to higher marketable securities balances and higher interest rate yields.

One of our joint ventures recognized a loss in the first quarter of fiscal 2006 resulting in a minority interest share of the losses. The loss recognized by the joint venture included internal pricing adjustments related to certain prior periods.

Interest Expense

Interest expense was $83 million and $89 million during the three months ended December 31, 2005 and 2004, respectively. The decrease was primarily due to the early extinguishment of convertible securities and other debt obligations.

Income Taxes

	Three months ended December 31,
(in millions)	2005	2004

Non-U.S. and state income taxes attributed to pre-tax income	$18	$10
Favorable resolution of tax matters	(2)	—

Income tax	$16	$10

Interest on tax matters	$2	$5

       29	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The realization of our deferred tax assets is dependent upon the existence of taxable income during future periods. During fiscal 2004 and 2005, most of our pretax income in the U.S. was generated from a pension credit that is not currently taxable. As a result, even though we exited a cumulative loss position during the fourth quarter of fiscal 2005, there was not sufficient positive evidence to conclude that it was more likely than not that the U.S. deferred tax assets would be realized. Therefore, we have continued to maintain a valuation allowance on our net U.S. deferred tax assets.

However, the expected future tax consequences of deferred tax liabilities generated primarily from our pension credit continues to be relied upon to support the deferred tax assets of other retiree benefits. This resulted in not providing taxes attributable to U.S. income during fiscal 2005, as valuation allowances were reversed to the extent of increases in deferred tax liabilities. We expect that the U.S. deferred taxes associated with retiree benefits will be in a net liability position as of September 30, 2006.

We expect to recognize approximately $170 million of income tax expense during fiscal 2006, including non-cash impacting U.S. deferred taxes of approximately $100 million to offset the anticipated net liability position described above. The remaining amounts are attributable to non-U.S. income taxes. The expected tax expense will be recognized throughout the year and is likely to change during fiscal 2006 as a result of a number of variables, including our assessment of the future realization of deferred tax assets.

Results of Operations by Segment

Mobility Access and Applications Solutions

	Three months ended December 31,
(in millions)	2005	2004	change

U.S.	$763	$874	(13%)
Non–U.S.	182	296	(39%)

Total revenues	$945	$1,170	(19%)

Segment income	$317	$422	$(105)

Mobility Access and Applications Solutions revenues decreased due to a $217 million decrease in Mobility Access Solutions and $8 million decrease in Applications Solutions. U.S. revenues decreased primarily due to lower CDMA sales to our two largest customers. Although initial large high-speed data network build outs for our two largest customers are nearing completion, we expect that further expansion and upgrades will continue to drive our revenue levels in the U.S. These two customers accounted for 65% and 62% of total Mobility Access and Applications Solutions revenues during the first quarter of fiscal 2006 and 2005, respectively. Including these two customers, the five largest Mobility Access and Applications Solutions customers accounted for 79% and 78% of Mobility Access and Applications Solutions revenues during the first quarter of fiscal 2006 and 2005, respectively. Non-U.S. revenues decreased primarily due to lower CDMA sales in China driven by the delay of 3G licenses.

       30	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Substantially all of Mobility Access Solutions revenues are currently generated from CDMA technology. We expect revenues related to a large UMTS contract in the U.S. will continue to grow during fiscal 2006. We are conducting third-generation UMTS / W-CDMA trials in China and Japan.

Consolidation has occurred with several large U.S. wireless service providers and may have impacted capital spending in certain situations. These events may continue to present opportunities for us to assist in integration efforts or to expand our products/services or technologies in certain networks where they were not previously utilized. However, events may impact our future revenue trends as these service providers assess potential technology migrations to common platforms or leverage excess capacity. In addition, the timing of awards of licenses and spectrum to service providers and the technologies that ultimately will be deployed in certain markets such as China may also impact future revenue.

Future quarterly revenue trends may be volatile as a result of the high concentration of revenue among a limited number of customers and the resulting exposure to their spending patterns.

R&D investment in Mobility Access and Application Solutions is focused primarily on CDMA and UMTS next generation technologies and includes expenses associated with UMTS product trials with certain customers. This investment continues to support our leadership position in spread-spectrum technology and our development of high-speed mobile data solutions.

Segment income decreased due to a $109 million decrease in gross margin offset by a $4 million decrease in operating expenses. The decrease in gross margin was primarily due to lower sales volume.

Multimedia Network Solutions (MNS)

	Three months ended December 31,
(in millions)	2005	2004	change

Data and access	$194	$160	21%
Optical networking	201	206	(2%)

Total revenues	$395	$366	8%

U.S.	$166	$139	19%
Non–U.S.	229	227	1%

Total revenues	$395	$366	8%

Segment income	$45	$20	$25

MNS revenues increased by $29 million. U.S. revenues increased primarily due to higher optical networking sales. Non-U.S. revenues increased slightly primarily from higher data and access sales in EMEA and APaC, which were essentially offset by lower optical networking sales in APaC. Five customers accounted for 40% and 39% of MNS revenues during the first quarter of fiscal 2006 and 2005, respectively.

R&D investment in MNS supports a broad array of current and next generation technologies, including metro optical and broadband networking solutions.

Segment income increased due to a $1 million increase in gross margin and $24 million decrease in operating expenses. The decrease in operating expenses was primarily due to lower R&D spending attributed to lower average employee workforce levels and discretionary expenses.

       31	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Converged Core Solutions (CCS)

	Three months ended December 31,
(in millions)	2005	2004	change

U.S.	$70	$111	(37%)
Non–U.S.	75	122	(39%)

Total revenues	$145	$233	(38%)

Segment income (loss)	$—	$(9)	$9

CCS revenues declined by $88 million. The decline in U.S. revenues was attributed to circuit switching products. Lower non-U.S. sales were attributed to lower PHS sales in China. Five customers accounted for 46% and 56% of CCS revenues during the first quarter of fiscal 2006 and 2005, respectively.

Circuit switching revenues declined by $38 million to $68 million. PHS revenues declined by $44 million to $27 million. Traditional circuit switching product sales have been declining at a faster rate than the growth in next generation technologies. This decline is more prevalent in the U.S. PHS sales declined as service providers in China curtailed their spending in preparation for transitioning to 3G networks. CCS’s remaining revenues consisted primarily of sales of next generation products and refurbished equipment.

Although customer-spending levels for CCS products may not change significantly in the aggregate, the mix of what is purchased is likely to continue to change or fluctuate. Our future revenues will be impacted by our success in offering a product portfolio that effectively addresses customer needs. CCS revenues may continue to decline as customers transition to next generation networks.

Our R&D investment in CCS supports a broad array of current and next generation technologies, including IMS and VoIP.

Segment income increased due to a $7 million increase in gross margin and $2 million decrease in operating expense. The increase in gross margin was due to an increase in the gross margin rate attributed to a more favorable product mix and lower software amortization costs, warranty and inventory charges.

Services

	Three months ended December 31,
(in millions)	2005	2004	change

U.S.	$322	$308	5%
Non–U.S.	218	240	(9%)

Total revenues	$540	$548	(1%)

Segment income	$89	$76	$13

Services revenues decreased by $8 million. U.S. revenues increased due to multi-vendor maintenance contracts, managed services and deployment services related to a UMTS contract. Non-U.S. revenues decreased primarily in the APaC and EMEA regions. Five customers accounted for 49% and 47% of Services revenues during the first quarter of fiscal 2006 and 2005, respectively.

Professional services revenues decreased by $12 million primarily due to delayed funding in government contracts and lower services for Non-U.S. customers.

Segment income increased due to a $1 million increase in gross margin and a $12 million decrease in operating expenses that was primarily attributed to lower average workforce levels.

       32	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by $550 million to $4.4 billion during the three months ended December 31, 2005 primarily due to the payment of employee incentive awards and to a lesser extent, additional use of working capital. Summarized quarterly cash flow information and key working capital metrics are as follows:

	Three Months ended December 31,
(in millions)	2005	2004	change

Net income (loss)	$(104)	$174	$(278)
Non-cash items	(60)	7	(67)
Changes in working capital	(190)	(113)	(77)
Other changes	(169)	(392)	223

Operating activities	$(523)	$(324)	$(199)

Investing activities	$(387)	$(729)	$342

Financing activities	$5	$32	$(27)

Days sales outstanding in accounts receivable	63	55	8
Inventory turnover	6.2	6.1	0.1
Days sales outstanding in working capital	44	30	14

Operating Activities

Our operating results and resulting cash flows have generally improved during the past few years due to higher revenues, cost reductions and other factors discussed throughout this MD&A. The following discussion is intended to further explain differences between net income and cash flow.

Non-cash items include items that are not expected to generate or require the use of cash, such as the pension credit and depreciation and amortization. In addition, a charge related to the changes in the fair value of warrants issued in connection with the global settlement of our shareowner lawsuit impacted non-cash items during the first quarter of fiscal 2005.

Changes in working capital requirements include changes in receivables, inventories and contracts in process, accounts payable and deferred revenue. Working capital requirements increased due to the timing of cash collections, customer billings and accounts payable disbursements. We periodically sell certain non-U.S. receivables with extended payment terms where it is cost effective to do so. We sold $41 million and $84 million of receivables during the three months ended December 31, 2005 and 2004, respectively. This impact is reflected in the changes in receivables. Receivables with extended billing terms were $245 million and $225 million as of December 31, 2005 and September 30, 2005, respectively.

The timing of certain payments will also impact our cash flow. For example, while employee incentive awards are accrued throughout the fiscal year, they are generally paid during the first quarter of the subsequent fiscal year. Annual incentive awards of approximately $350 million were paid during the first quarter of fiscal 2006. In addition, approximately $100 million was paid under a three-year long-term incentive program (2003-2005 cycle) during the first quarter of fiscal 2006. This long-term incentive program was introduced for approximately 1,100 employees in advanced leadership positions during fiscal 2003.

       33	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Changes in other operating assets and liabilities during the three months ended December 31, 2005 included the payment of fiscal 2005 incentive awards and the impact of $278 million of reserves provided for as a result of the Winstar judgment. Changes reflected in the comparable prior year period included the payment of fiscal 2004 employee incentive awards of $600 million and $201 million of proceeds from our welfare benefits trusts as a reimbursement for prior period management health care contributions. Cash flow from operating activities also included net tax refunds of $28 million and net tax payments of $21 million (including related interest) during the three months ended December 31, 2005 and 2004, respectively.

Investing Activities

Investing activities included net purchases of marketable securities of $357 million and $695 million during the three months ended December 31, 2005 and 2004, respectively. We may continue to purchase marketable securities in an attempt to improve our investment returns. The remaining cash used in investing activities was for capital expenditures, including internal use software.

Financing Activities

Cash used in connection with the early extinguishment of certain debt obligations was $15 million and $21 million during the three months ended December 31, 2005 and 2004, respectively. Cash provided from the issuance of common shares for certain employee benefit plans was $20 million and $55 million during the three months ended December 31, 2005 and 2004, respectively.

We are currently authorized by our board of directors to issue shares of our common stock or use cash in exchange for certain of our convertible securities and other debt obligations. During the past few years, we retired convertible securities and certain other debt obligations in exchange for shares of our common stock and cash, in separate, multiple and privately-negotiated transactions. We may use cash or issue more of our common shares in similar transactions in the future. If our common stock is issued, it would result in additional dilution to our common shareowners.

Future Capital Requirements and Funding Sources

We do not expect that our operations will generate cash on a sustainable basis until our pre-tax income exceeds the amount of net non-cash income items, which have been driven primarily by our pension credit. Our pension credit was $973 million and $167 million during fiscal 2005 and the first quarter of fiscal 2006, respectively. Our cash requirements during the next few years are primarily related to funding our operations, retiree health care obligations, capital expenditures, potential acquisitions, debt obligations and related interest and other matters discussed below. Our 7.25% notes of $368 million mature during the fourth quarter of fiscal 2006. Our 8% convertible securities of $486 million are redeemable at the option of the holders on August 2, 2007. We have the right to satisfy the redemption with cash, shares of our common stock, or a combination of both. We also have the right to redeem the 8% convertible securities for cash after August 14, 2006.

We believe our cash and cash equivalents of $1.5 billion and marketable securities of $2.9 billion as of December 31, 2005 are sufficient to fund our cash requirements for fiscal 2006 as well as the following few years. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

       34	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The remaining cash requirements for our restructuring program are expected to be $138 million, primarily for lease obligations over the remaining lease terms, net of expected sublease rental income of $119 million. The cash requirements could increase in the future if the expected sublease income is not realized.

As a result of the U.S. Bankruptcy Court judgment regarding Winstar and Winstar Wireless Inc., we used approximately $300 million of cash to collateralize a letter of credit that was issued during January 2006. This judgment is being appealed to the U.S. District Court for the District of Delaware.

We currently do not expect to make contributions to our qualified U.S. pension plans through fiscal 2007. We are unable to provide an estimate of future funding requirements beyond fiscal 2007 for our U.S. pension plans. Based on our actuarial projections and current law, we believe it is unlikely that any required contributions would have a material effect on our liquidity during fiscal 2008 through fiscal 2010. Several legislative changes were recently proposed that would impact U.S. pension plans, if adopted. The U.S. Senate passed its pension reform bill, The Pension Security and Transparency Act (S. 1783) on November 16, 2005. The U.S. House of Representatives passed the Pension Protection Act (H.R. 2830) on December 15, 2005. The Senate bill currently contains the Section 420 Amendments that we were pursuing as discussed in more detail below. These proposals would alter the manner in which liabilities and asset values are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to under-funded pension plans would be made. The House and Senate bills will need to be reconciled in conference before being sent to the President for consideration and signed into law. The funding requirements for our U.S. pension plans could be significantly affected by these proposed changes, if they are adopted.

Annual contributions to our non-qualified and non-U.S. pension plans are expected to be approximately $60 million in each of the next five fiscal years.

We currently provide retiree health care benefits for our retirees in the United States, including 46,000 management retirees and 68,000 formerly represented retirees as well as an additional 68,000 dependents of retirees. The obligations and plan assets for management and formerly represented retirees are accounted for separately. Historically, retiree health care benefits were funded through plan assets set aside in trusts and transfers of excess pension assets. There are currently no plan assets available in these trusts to fund the obligations of the management retirees. There are approximately $430 million of assets in trusts that are available to fund the obligations of the formerly represented retirees as of December 31, 2005.

We are permitted to transfer pension plan assets that are in excess of 125% of pension plan obligations under Section 420 of the Internal Revenue Code to fund annual retiree health care benefits. Our cumulative Section 420 transfers during the past several years were $1.9 billion, although no transfers were made within the management retiree plan since fiscal 2002 or within the formerly represented retiree plan since fiscal 2003. If a Section 420 transfer is made, we are required to maintain a certain level of cost per participant for a period of five years beginning with the year of transfer. As a result, although these excess pension asset transfers can help fund retiree health care benefits, they limit our ability to implement cost reductions in the future.

Together with our unions, we are seeking legislative changes to allow an employer to fund more than one year’s retiree health care benefits through a Section 420 transfer and permit the terms of an enforceable collective bargaining agreement to serve as an alternative to the maintenance of cost requirements described above. There were approximately $1.6 billion of pension plan assets that would be eligible for Section 420 transfers in our formerly represented retiree plan as of the most recent valuation (January 1, 2005). The funding levels for our management retiree pension plans were below the required thresholds that would allow for Section 420 transfers. If we are successful in obtaining the legislative changes, we believe that a majority of our funding requirements for formerly represented retirees could be addressed through Section 420 transfers based on current actuarial assumptions. However, no assurances can be given that we will be successful in these efforts or that other legislative changes will not be adopted that will adversely affect the amount of pension plan assets that would be available for Section 420 transfers.

       35	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

If the legislative changes that we are seeking are not obtained by September 1, 2006, our obligation to fund a $400 million trust for represented retiree health care by 2012 will terminate, and we can change the level of the subsidy for represented retiree health care at our sole discretion beginning January 1, 2007, subject to the maintenance of cost requirements that expire on September 30, 2007.

Our expected cash requirements for funding retiree health care benefits and other postretirement benefits are expected to be $254 million during fiscal 2006. These cash requirements are expected to increase to $431 million, $526 million, $502 million and $474 million during the next four consecutive fiscal years due to the depletion of plan assets held in trusts. These amounts exclude potential Section 420 transfers, but include the expected annual Medicare Part D subsidies of approximately $50 million in fiscal 2007 and $80 million annually thereafter. These expected funding requirements are subject to change.

We have effective shelf registration statements with the SEC for the issuance of up to approximately $1.9 billion of securities, including shares of common stock and preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units.

Customer financing commitments

We may provide or commit to additional customer financings on a limited basis. We carefully review requests for customer financing on a case-by-case basis. Such review assesses the credit quality of the individual borrowers and the structure of the transactions. We also assess our ability to sell or transfer the undrawn commitments and drawn borrowings to unrelated third parties. Our net exposure for customer financing commitments was not material as of December 31, 2005.

Credit ratings

Our credit ratings are below investment grade. Any credit downgrade affects our ability to enter into and maintain certain contracts on favorable terms and increases our cost of borrowing. Our credit ratings as of February 8, 2006, are as follows:

Rating Agency	Long-term debt	8.00% convertible securities	Liability to subsidiary trust issuing preferred securities	Last change

Standard & Poor’s (a)	B	CCC+	CCC	Upgraded March 10, 2004
Moody’s (a)	B1	B3	B3	Upgraded May 16, 2005
Fitch (b)	BB-	B	B	Upgraded October 26, 2005

(a)	Ratings outlook is positive.

(b)	Rating outlook is stable.

       36	Form 10-Q - Part I

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

As of December 31, 2005, we had interest rate swaps where we received fixed interest rates (5.5% and 7.25%) and paid floating rates based upon the three-month LIBOR rate plus agreed upon spreads (ranging from 1.72% to 2.89%) on notional amounts aggregating $400 million. As of December 31, 2005, the three-month LIBOR rate was 4.54%. We do not foresee any significant changes in our interest rate risk management strategy or in our exposure to interest rate fluctuations.

Equity price risk

Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale and other strategic equity holdings in privately held companies and venture funds. These securities are exposed to price fluctuations and are generally concentrated in high-technology industries. The carrying values of our available-for-sale equity securities and privately held securities were $2 million and $63 million as of December 31, 2005, respectively. We generally do not hedge our equity price risk due to hedging restrictions imposed by the issuers, illiquid capital markets or our inability to hedge non-marketable equity securities in privately held companies.

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the three months ended December 31, 2005 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lucent Technologies Inc.
Registrant

Date: February 8, 2006
/s/ John A. Kritzmacher

John A. Kritzmacher Senior Vice President and Controller (Principal Accounting Officer)

       40	Form 10-Q

Exhibit Index

10(i)	Amendment No. 2 to Rights Agreement between Lucent Technologies Inc. and The Bank of New York (successor to First Chicago Trust Company of New York), effective as of December 21, 2005.

31(i).1	Certification of Patricia F. Russo required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31(i).2	Certification of Frank A. D’Amelio required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32	Certification of Patricia F. Russo and Frank A. D’Amelio pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.