Form 10-Q
period 2006-03-31
LUCENT TECHNOLOGIES INC
filed 2006-05-09
CIK 1006240

AS FILED WITH THE SEC ON May 9, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ________________

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

At April 30, 2006, 4,479,915,613 common shares were outstanding.

       2	Form 10-Q - Part I

       3	Form 10-Q - Part I

PART 1 - Financial Information

Item 1. Financial Statements

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Revenues:
Products	$1,590	$1,815	$3,097	$3,602
Services	548	520	1,088	1,068

Total revenues	2,138	2,335	4,185	4,670

Costs:
Products	775	974	1,579	1,924
Services	437	386	829	787

Total costs	1,212	1,360	2,408	2,711

Gross margin	926	975	1,777	1,959
Operating expenses:
Selling, general and administrative	384	423	1,040	808
Research and development	297	292	580	571
Business restructuring	(4)	(8)	(3)	(7)

Total operating expenses	677	707	1,617	1,372

Operating income	249	268	160	587
Other income (expense), net	45	43	129	(3)
Interest expense	82	85	165	174

Income before income taxes	212	226	124	410
Income taxes	31	(41)	47	(31)

Net income	$181	$267	$77	$441

Net income per share:
Basic	$0.04	$0.06	$0.02	$0.10
Diluted	$0.04	$0.06	$0.02	$0.09
Weighted average common shares outstanding:
Basic	4,463	4,421	4,457	4,412
Diluted	5,128	5,047	4,509	5,013

See Notes to Unaudited Consolidated Financial Statements.

       4	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	March 31, 2006	September 30, 2005

ASSETS
Cash and cash equivalents	$1,377	$2,410
Marketable securities	479	357
Receivables, net	1,390	1,395
Inventories	763	731
Other current assets	991	690

Total current assets	5,000	5,583
Marketable securities	2,113	2,163
Property, plant and equipment, net	1,247	1,295
Prepaid pension costs	6,319	6,010
Goodwill and other acquired intangibles, net	439	419
Other assets	911	930

Total assets	$16,029	$16,400

LIABILITIES
Accounts payable	$621	$769
Payroll and benefit-related liabilities	879	1,095
Debt maturing within one year	368	368
Other current liabilities	1,684	1,588

Total current liabilities	3,552	3,820
Postretirement and postemployment benefit liabilities	4,683	4,751
Pension liabilities	1,342	1,423
Long-term debt	5,047	5,066
Other liabilities	850	965

Total liabilities	15,474	16,025

Commitments and contingencies

SHAREOWNERS’ EQUITY
Preferred stock— par value $1.00 per share; authorized shares: 250; issued and outstanding: none	—	—
Common stock— par value $.01 per share; authorized shares: 10,000; 4,478 issued and 4,477 outstanding shares as of March 31, 2006, and 4,457 issued and 4,447 outstanding shares as of September 30, 2005	45	45
Additional paid-in capital	23,615	23,513
Accumulated deficit	(19,531)	(19,608)
Accumulated other comprehensive loss	(3,574)	(3,575)

Total shareowners’ equity	555	375

Total liabilities and shareowners’ equity	$16,029	$16,400

See Notes to Unaudited Consolidated Financial Statements.

       5	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareowners’ Equity

Balance as of September 30, 2005	4,447	$45	$23,513	$(19,608)	$(3,575)	$375
Net income				77		77
Foreign currency translation adjustments					6	6
Unrealized holding losses on investments					(5)	(5)
Issuance of common stock related to employee benefit plans	19		34			34
Stock-based compensation	2		42			42
Release of Telica escrow shares	9		29			29
Other			(3)			(3)

Balance as of March 31, 2006	4,477	$45	$23,615	$(19,531)	$(3,574)	$555

See Notes to Unaudited Consolidated Financial Statements.

       6	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months ended March 31,
	2006	2005

Operating activities:
Net income	$77	$441
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	259	310
Pension credit	(329)	(486)
Stock-based compensation expense	44	14
Other adjustments for non-cash items	(25)	60
Changes in operating assets and liabilities:
Receivables	(20)	(150)
Inventories and contracts in process	(60)	(23)
Accounts payable	(119)	(151)
Deferred revenue	16	112
Other operating assets and liabilities	(408)	(803)

Net cash used in operating activities	(565)	(676)

Investing activities:
Capital expenditures	(84)	(77)
Net purchases of marketable securities	(81)	(662)
Changes in restricted cash	(324)	—
Other investing activities	(2)	—

Net cash used in investing activities	(491)	(739)

Financing activities:
Repayment of long-term debt	(15)	(101)
Issuance of common stock	34	85
Other financing activities	—	4

Net cash provided by (used in) financing activities	19	(12)
Effect of exchange rate changes on cash and cash equivalents	4	15

Net decrease in cash and cash equivalents	(1,033)	(1,412)
Cash and cash equivalents at beginning of year	2,410	3,379

Cash and cash equivalents at end of period	$1,377	$1,967

Income tax payments, net	$(6)	$(58)
Interest payments	$(157)	$(174)

See Notes to Unaudited Consolidated Financial Statements.

       7	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

1. BASIS OF PRESENTATION

Lucent Technologies Inc.’s (referred to in this report as the “Company”, “we”, “us”, “our” or “Lucent”) unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) that are considered necessary for a fair presentation of consolidated results of operations, financial position and cash flows as of and for the periods presented. Certain reclassifications were made to conform to the current period presentation.

The unaudited consolidated financial statements include all majority-owned subsidiaries over which we exercise control. Investments where we exercise significant influence but do not control (generally a 20% to 50% ownership interest), are accounted for under the equity method of accounting. All material intercompany transactions and balances have been eliminated.

We are required to make estimates and assumptions that affect amounts reported in the unaudited consolidated financial statements and footnotes. Actual results could be different from estimated amounts. We believe that the more important estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, pension and postretirement benefits, income taxes, legal contingencies, intangible assets, stock-based compensation, employee incentive awards, receivables and customer financing, inventories, business restructuring and warranties. Estimates and assumptions are periodically reviewed, and the effects of any material revisions are reflected in the period that they are determined to be necessary.

The results for the periods presented are not necessarily indicative of the results for the full year and should be read in conjunction with the audited consolidated financial statements for the year ended September 30, 2005 included in our Current Report on Form 8-K, filed on May 5, 2006.

2. MERGER AGREEMENT WITH ALCATEL

On April 2, 2006, Lucent and Alcatel entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Lucent and Alcatel will combine their businesses through a merger. Under the terms of the Merger Agreement, each Lucent share will be converted into a right to receive 0.1952 of an American Depository Share (ADS) of Alcatel, with each Alcatel ADS representing one ordinary share of Alcatel. The completion of the merger, subject to various closing conditions, including obtaining the approval of Lucent and Alcatel shareholders, receiving antitrust and other regulatory approvals and decisions, is expected to close within 6-12 months. The merger is intended to qualify as a reorganization for federal income tax purposes. If the merger agreement is terminated under certain circumstances specified in the Merger Agreement, Lucent or Alcatel will be required to pay the other a termination fee of $250 million or $500 million, depending upon certain criteria. The terms of the Merger Agreement also include certain restrictions or limitations on future transactions of the Company prior to the closing of the merger, including acquisitions or dispositions, additional borrowings or customer financing, issuance of equity and changes in employee benefit plans. The terms of certain contracts, employee benefit arrangements and debt agreements have provisions which could result in changes to the terms or settlement amounts upon a change in control of Lucent.

       8	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

3. PENSION AND POSTRETIREMENT BENEFITS

The following tables summarize the components of the pension and postretirement benefits:

	Pension benefits
	Three months ended March 31,		Six months ended March 31,
(in millions)	2006	2005	2006	2005

Service cost	$38	$40	$77	$79
Interest cost	411	414	821	828
Expected return on plan assets	(680)	(726)	(1,364)	(1,448)
Amortization of prior service cost	15	23	29	42
Amortization of actuarial losses	54	4	108	9

Subtotal	(162)	(245)	(329)	(490)
Settlements	—	—	—	3
Terminations benefits	—	1	—	1

Benefit credit	$(162)	$(244)	$(329)	$(486)

	Postretirement benefits
	Three months ended March 31,		Six months ended March 31,
(in millions)	2006	2005	2006	2005

Service cost	$1	$2	$3	$4
Interest cost	79	85	158	170
Expected return on plan assets	(17)	(24)	(33)	(49)
Amortization of prior service cost	(17)	(7)	(35)	(9)
Amortization of actuarial losses	2	8	18	15

Benefit cost	$48	$64	$111	$131

4. STOCK-BASED COMPENSATION

Effective October 1, 2005, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R, “Share Based Payment.” We elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result, the recognition of stock-based compensation expense was generally limited to the expense attributed to restricted stock unit awards and stock option modifications, as well as the amortization of certain acquisition-related deferred compensation.

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

Stock options are generally granted with an exercise price equal to the market value of a share of common stock on the date of grant. Stock options also expire within five to 10 years and vest within four years from the date of grant. Subsequent to December 2002, stock option grants have a term of seven years with graded vesting of 25% per year.

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

The following table summarizes stock option activity.

	Shares (in millions)	Weighted average exercise price per share

Outstanding as of September 30, 2005	418	$10.50
Granted/assumed	26	2.82
Exercised	(12)	1.64
Forfeited/expired	(66)	10.70

Outstanding as of March 31, 2006	366	10.20

Exercisable as of March 31, 2006	274	$12.55

The weighted average remaining term for stock options outstanding and exercisable was 3.1 years and 2.3 years, respectively, as of March 31, 2006. The aggregate intrinsic value for stock options outstanding and exercisable was $138 million and $115 million, respectively, as of March 31, 2006. The intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the option.

       10	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes unvested restricted stock unit activity.

	Shares (in millions)	Weighted average grant date fair value

Unvested as of September 30, 2005	3	$4.36
Granted	10	2.82
Vested	(2)	4.50
Forfeited	(1)	3.18

Unvested as of March 31, 2006	10	$3.01

Proceeds received from the exercise of stock options were $19 million and $10 million during the six months ended March 31, 2006 and 2005, respectively. The intrinsic value related to the exercise of stock options was $15 million and $11 million during the six months ended March 31, 2006 and 2005, respectively, of which the majority is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards.

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied.

	Three months ended	Six months ended
(in millions, except per share amounts)	March 31, 2005	March 31, 2005

Net income, as reported	$267	$441
Add: Stock-based employee compensation expense included in as reported net income	5	14
Deduct: Total stock-based employee compensation expense determined under the fair value based method	(80)	(166)

Pro forma net income	$192	$289

Income per share applicable to common shareowners:
As reported:
Basic	$0.06	$0.10
Diluted	$0.06	$0.09
Pro forma:
Basic	$0.04	$0.07
Diluted	$0.04	$0.06

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

       11	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

The following table summarizes the components and classification of stock-based compensation expense.

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Stock options	$15	$—	$35	$—
Restricted stock units	4	3	7	7
Other	1	2	2	7

Total stock-based compensation expense	$20	$5	$44	$14

Costs	$3	$—	$6	$—
Selling, general and administrative	11	5	24	13
Research and development	6	—	14	1

Total stock-based compensation expense	$20	$5	$44	$14

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

	Three months ended March 31,		Six months ended March 31,
	2006	2005	2006	2005

Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average volatility	53.6%	80.2%	54.6%	82.1%
Risk-free interest rate	4.4%	3.6%	4.4%	3.5%
Expected holding period (in years)	4.8	3.8	4.8	3.8
Weighted average fair value of options granted	$1.32	$2.00	$1.42	$2.36

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

As of March 31, 2006, approximately $118 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.5 years.

5. BUSINESS RESTRUCTURING

(in millions)	Employee separations	Contract settlements	Facility closings	Total

Restructuring reserve as of September 30, 2005	$1	$1	$145	$147
Revisions to prior year plans	—	—	(3)	(3)
Utilization of reserves	—	—	(18)	(18)

Restructuring reserve as of March 31, 2006	$1	$1	$124	$126

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

6. ACQUISITIONS

On April 27, 2006, certain net assets of Riverstone Networks, a maker of carrier-grade Ethernet routers for the telecommunications industry, was acquired for $207 million in cash. The sale conditions are set forth in a definitive asset purchase agreement initially entered into on February 7, 2006, which was amended following an auction of those assets. In accordance with the agreement, we made an initial deposit of approximately $12 million into an escrow account. The transaction was completed on April 27, 2006.

       13	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

7. SUPPLEMENTARY BALANCE SHEET INFORMATION

(in millions)	March 31, 2006	September 30, 2005

Completed goods	$567	$580
Work in process	68	39
Raw materials	128	112

Inventories, net of reserves of $681 as of March 31, 2006 and $712 as of September 30, 2005	$763	$731

Costs and recognized income not yet billed	$278	$208
Billings in excess of costs and recognized income	(260)	(220)

Contracts in process reflected in other current assets (liabilities)	$18	$(12)

Restricted cash	$363	$41
Deferred income taxes	240	237
Prepaid expenses	217	206
Non-trade receivables	95	117
Income tax receivables, including related interest	44	85
Contracts in process	18	—
Other	14	4

Other current assets	$991	$690

Marketed software	$265	$254
Internal use software	108	120
Restricted cash	139	137
Deferred income taxes	76	78
Investments	65	65
Non-trade receivables	19	20
Retainage receivables	9	8
Other	230	248

Other assets	$911	$930

Deferred revenue	$546	$529
Winstar litigation reserve	281	—
Warranty	169	188
Contracts in process	—	12
Business restructuring	34	44
Other	654	815

Other current liabilities	$1,684	$1,588

Deferred income taxes	$221	$205
Deferred compensation	58	112
Business restructuring	91	102
Environmental	59	72
Warranty	67	69
Minority interests	29	63
Other, including contingencies	325	342

Other liabilities	$850	$965

       14	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

8. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the changes in the carrying value of goodwill and other acquired intangible assets.

	Goodwill

(in millions)	Mobility Access and Applications Solutions	Multimedia Network Solutions	Converged Core Solutions	Services	Total	Other acquired intangible assets

As of September 30, 2005	$32	$86	$154	$102	$374	$45
Telica escrow release	—	—	20	9	29	—
Amortization	—	—	—	—	—	(8)
Other	—	—	—	(1)	(1)	—

As of March 31, 2006	$32	$86	$174	$110	$402	$37

During February 2006, nine million shares of our common stock, valued at $29 million, were released from an escrow account established for possible post-closing claims related to the Telica acquisition. The escrow agreement expired and there were no pending claims against the escrow.

9. COMPREHENSIVE INCOME

The components of other comprehensive income are summarized below. Foreign currency translation adjustments are generally not adjusted for income taxes, as they relate to indefinite investments in non-U.S. subsidiaries.

	Three months ended March 31,		Six months ended March 31,
(in millions)	2006	2005	2006	2005

Net income	$181	$267	$77	$441
Minimum pension liability adjustment	—	—	—	(4)
Foreign currency translation adjustments	23	(52)	6	47
Unrealized holding losses on investments, net	(3)	(10)	(5)	(12)

Comprehensive income	$201	$205	$78	$472

       15	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

10. EARNINGS PER COMMON SHARE (EPS)

Basic EPS is calculated by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income, adjusted to exclude preferred dividends and accretion, conversion costs, redemption costs and interest expense related to the potentially dilutive securities, by the weighted average number of common shares outstanding during the period, plus any additional common shares that would have been outstanding if potentially dilutive common shares had been issued during the period.

The following table summarizes the computation of basic and diluted EPS:

	Three months ended March 31,		Six months ended March 31,
(in millions, except per share amounts)	2006	2005	2006	2005

Net income	$181	$267	$77	$441
Adjustment for dilutive securities on net income:
2.75% convertible securities	11	11	—	22

Net income – diluted	$192	$278	$77	$463

Weighted average shares outstanding – basic	4,463	4,421	4,457	4,412
Effect of dilutive securities:
Stock options	45	62	46	69
Warrants	2	28	6	20
2.75% convertible securities	618	536	—	512

Weighted average shares outstanding – diluted	5,128	5,047	4,509	5,013

EPS:
Basic	$0.04	$0.06	$0.02	$0.10
Diluted	$0.04	$0.06	$0.02	$0.09

The following table summarizes the potential shares of common stock that were excluded from diluted earnings per share, because the effect of including these potential shares would be antidilutive.

	Three months ended March 31,		Six months ended March 31,
(in millions)	2006	2005	2006	2005

2.75% convertible securities	—	—	604	—
8.00% convertible securities	184	269	186	250
7.75% convertible securities	228	238	228	238

Total potentially dilutive shares	412	507	1,018	488

Stock options excluded from diluted earnings per share because the exercise price was greater than the average market price of the common shares	271	317	287	281

11. OPERATING SEGMENTS

Our wireless and wireline businesses were combined into a single unit, the Network Solutions Group (NSG). NSG consists of the following operating segments: Mobility Access Solutions, Applications Solutions, Multimedia Network Solutions and Converged Core Solutions. Applications Solutions is aggregated with Mobility Access Solutions because its results are not material and do not meet the requirements for being reported separately. Applications Solutions was previously reported with our wireless business. Multimedia Network Solutions consists primarily of optical, data and access products. Converged Core Solutions consists primarily of voice networking products, including circuit switching, personal handyphone systems and next-generation switching products. The Network Operations Software reporting unit that was previously reported within the wireline business was transferred to Lucent Worldwide Services (Services). Services provides deployment, maintenance, professional and managed services in support of our product offerings and multivendor networks.

       16	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

Other changes to the previous reporting structure included the elimination of certain internal revenue sharing arrangements between our wireless and wireline businesses, the internal transfer of certain organizations and revised allocations of employee benefit costs that are more closely aligned with actual benefit costs for active employees. The prior period segment results were revised to conform to the new reporting structure. In addition, the revenues attributed to products and services were revised in the Consolidated Statements of Operations to conform to the new reporting structure. The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements.

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

•	Bad debt and customer financing expenses and recoveries.

•	Business restructuring.

•	Revenues and expenses associated with licensing and protecting intellectual property rights.

•	Certain other general and miscellaneous costs and expenses not directly used in assessing the performance of the operating segments.

	Three months ended March 31,		Six months ended March 31,
(in millions)	2006	2005	2006	2005

Revenues:
Mobility Access and Applications Solutions	$1,002	$1,219	$1,947	$2,389
Multimedia Network Solutions	388	360	783	726
Converged Core Solutions	151	192	296	425
Services	548	520	1,088	1,068

Reportable segments	2,089	2,291	4,114	4,608
Intellectual property	42	34	60	42
Other	7	10	11	20

Revenues	$2,138	$2,335	$4,185	$4,670

Operating income (loss):
Mobility Access and Applications Solutions	$371	$437	$688	$859
Multimedia Network Solutions	42	(16)	87	4
Converged Core Solutions	16	(5)	16	(14)
Services	46	58	135	134

Reportable segments	475	474	926	983
Global sales organization	(101)	(134)	(219)	(265)
Shared services such as general corporate functions	(271)	(281)	(546)	(546)
Unallocated compensation and benefits	131	194	270	427
Bad debts and customer financings	(2)	11	5	22
Business restructuring	4	8	3	7
Winstar litigation charge	—	—	(278)	—
Other	13	(4)	(1)	(41)

Operating income	$249	$268	$160	$587

       17	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

One customer accounted for 35% of consolidated revenues during the three months ended March 31, 2006. Two customers accounted for 30% and 11% of consolidated revenues during the six months ended March 31, 2006. Two customers accounted for 33% and 10% of consolidated revenues during the three months ended March 31, 2005 and 29% and 13% of consolidated revenues during the six months ended March 31, 2005.

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits, and other claims, including proceedings by government authorities. In addition, we may be subject to liabilities of some of our former affiliates under separation agreements with them. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, unless otherwise indicated, we are unable to estimate the ultimate aggregate amounts of monetary liability or ranges of possible losses with respect to our pending litigation matters as of March 31, 2006. The resolution of these matters could have a material impact on our consolidated results of operations, financial position and cash flows. Charges of $4 million and $287 million were recognized during the three and six months ended March 31, 2006, primarily due to the Winstar judgment discussed below.

Winstar

We were a defendant in an adversary proceeding originally filed in U.S. Bankruptcy Court in Delaware by Winstar and Winstar Wireless, Inc. in connection with the bankruptcy of Winstar and various related entities. The trial for this matter concluded in June 2005. The trial pertained to breach of contract and other claims against us, for which the trustee for Winstar was seeking compensatory damages of approximately $60 million, as well as costs and expenses associated with litigation. The trustee was also seeking recovery of a payment to us of approximately $190 million in December 2000, plus interest. On December 21, 2005, the judge rendered his decision and the verdict resulted in a judgment against Lucent for approximately $244 million, plus statutory interest and other costs. As a result, we recognized a $278 million charge (including related interest and other costs of approximately $34 million) in the first quarter of fiscal 2006 and an additional $3 million charge for post-judgment interest in the second quarter of fiscal 2006. In addition, $311 million of cash was used to collateralize a letter of credit that was issued during the second quarter of fiscal 2006 in connection with this matter. This judgment is under appeal with the U.S. District Court for the District of Delaware. Additional charges for post-judgment interest will be recognized in subsequent periods until this matter is resolved.

Government Investigations

During August 2003, the U.S. Department of Justice (DOJ) and the SEC informed us that they had each commenced an investigation into possible violations of the Foreign Corrupt Practices Act (FCPA) with respect to our operations in Saudi Arabia. These investigations followed allegations made by National Group for Communications and Computers Ltd. (NGC) in an action filed against us on August 8, 2003, which is described below. In April 2004, we reported to the DOJ and the SEC that an internal FCPA compliance audit and an outside counsel investigation found incidents and internal control deficiencies in our operations in China that potentially involve FCPA violations. We are cooperating with those agencies. We believe these incidents and deficiencies did not have a material effect on our results of operations. However, we cannot determine whether this continuing investigation will affect our future business operations in China.

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

Employment and Benefits Related Cases

We have implemented various actions to address the rising costs of providing retiree health care benefits and the funding of our pension plans. These actions have led to the filing of cases against us and may lead to the filing of additional cases. Purported class action lawsuits have been filed against us in connection with the elimination of the death benefit from our U.S. management pension plan in early 2003. Three such cases have been consolidated into a single action pending in the U.S. District Court in New Jersey, captioned In Re Lucent Death Benefits ERISA Litigation. The elimination of this benefit reduced our future pension obligations by approximately $400 million. The benefit was paid out of the pension plan assets to certain qualified surviving dependents, such as spouses or dependent children of management retirees. The case alleges that we wrongfully terminated this death benefit and requests that it be reinstated, along with other remedies. We have filed a motion to dismiss, which is pending. Another such case, Chastain, et al. v. AT&T, was filed in the U.S. District Court in the Western District of Oklahoma. The Chastain case also involves claims related to changes to retiree health care benefits. In October 2005, a purported class action was filed by Peter A. Raetsch, Geraldine Raetsch and Curtis Shiflett, on behalf of themselves and all others similarly situated, in the U.S. District Court for the District of New Jersey. The plaintiffs allege that Lucent failed to maintain health care benefits for retired management employees as required by the Internal Revenue Code, the Employee Retirement Income Security Act, and the Lucent pension and medical plans. We have filed a motion to dismiss, which is pending.

The Equal Employment Opportunity Commission (EEOC) filed a purported class action lawsuit against us, EEOC v. Lucent Technologies Inc., in the U.S. District Court in California. The case alleges gender discrimination in connection with the provision of service credit to a class of present and former Lucent employees who were out of work because of maternity prior to 1980 and seeks the restoration of lost service credit prior to April 29, 1979, together with retroactive pension payment adjustments, corrections of service records, back pay and recovery of other damages and attorneys fees and costs.

Intellectual Property Cases

We are defendants in various cases in which third parties claim infringement of their patents, including certain cases where infringement claims have been made against our customers in connection with products we have provided to them.

Other Matters

On April 3, 2006, a putative class action entitled Resnick v. Lucent Technologies Inc., et al was filed against the Company and members of its board of directors in the Superior Court of New Jersey, Law Division, Union County. The named plaintiffs propose to represent a class of Lucent’s public shareholders and claim that, among other things, the proposed merger with Alcatel is the product of breaches of duty by Lucent’s board of directors in that they allegedly failed to maximize shareholder value in the transaction. Along with other relief, the complaint seeks an injunction against the closing of the proposed merger. We believe the action is without merit and that the company has substantial defenses to the claims.

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

Notes to Consolidated Financial Statements
(Unaudited)

Organizations Act (RICO) and other improper activities. These allegations relate to activities in Saudi Arabia in connection with certain telecommunications contracts involving Lucent, the Kingdom of Saudi Arabia and other entities. The complaint seeks damages in excess of $63 million, which could be tripled under RICO. The allegations in this complaint appear to arise out of certain contractual disputes between NGC and Lucent that are the subject of a separate case that NGC previously filed against us in U.S. District Court in New Jersey and other related proceedings brought by NGC in Saudi Arabia. On March 1, 2006, the District Court in New York granted our motion to dismiss the case in its entirety. NGC has filed a notice of appeal. Some of the claims brought by NGC in the New Jersey action have been dismissed, but that case and the other claims in Saudi Arabia are still pending.

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

We remain secondarily liable for approximately $160 million of lease obligations as of March 31, 2006, that were assigned to Avaya, Agere and purchasers of other businesses that were divested. The remaining terms of these assigned leases and our corresponding guarantees range from two months to 14 years. The primary obligor under assigned leases may terminate or restructure the lease obligation before its original maturity and thereby relieve us of our secondary liability. We generally have the right to receive indemnity or reimbursement from the assignees and have not reserved for losses on this form of guarantee.

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

(in millions)	2006	2005

Reserve as of September 30	$257	$297
Accruals for warranties, net	38	21
Payments	(59)	(37)

Reserve as of March 31	$236	$281

Environmental Matters

Our current and historical operations are subject to a wide range of environmental laws. In the United States, these laws often require parties to fund remedial action regardless of fault. We have remedial and investigatory activities underway at numerous current and former facilities.

Environmental reserves of $92 million have been established for environmental liabilities that can be reasonably estimated as of March 31, 2006. These reserves are not discounted to present value. We have receivables of $19 million with respect to environmental matters due from third-party indemnitors as of March 31, 2006. Receivables are recorded only if the indemnitors have agreed to pay the claims and management believes collection of the receivables is reasonably assured. Environmental matters did not have a significant impact on our consolidated results of operations, financial position and cash flows for all periods presented.

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities, due to the above factors and the lengthy time periods involved in resolving them, which may be up to 30 years or longer. Although we believe that our reserves are currently adequate, there can be no assurance that the amount of capital expenditures and other expenses that will be required for remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of amounts provided for as of March 31, 2006 cannot be reasonably estimated.

       21	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains statements regarding future performance, events or developments, including the proposed transaction between Lucent and Alcatel, the expected timetable for completing the proposed transaction and other statements about Lucent managements’ future expectations, beliefs, goals, plans or prospects that are based on current expectations, estimates, forecasts and projections about Lucent, as well as Lucent’s future performance and the industries in which it operates, in addition to managements’ assumptions. These statements constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements which are not statements of historical facts. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties are based upon a number of important factors including, among others: our ability to operate effectively in a highly competitive industry with many participants; our ability to keep pace with technological advances and correctly identify and invest in the technologies that become commercially accepted; our reliance on a small number of key customers; the ability to consummate the proposed transaction with Alcatel; difficulties and delays in achieving synergies and cost savings; potential difficulties in meeting conditions set forth in the definitive merger agreement entered into by Lucent; fluctuations in the telecommunications market; the pricing, cost and other risks inherent in long-term sales agreements; exposure to the credit risk of customers; reliance on a limited number of contract manufacturers to supply products we sell; the social, political and economic risks of our global operations; the costs and risks associated with pension and postretirement benefit obligations; the complexity of products sold; changes to existing regulations or technical standards; existing and future litigation; difficulties and costs in protecting intellectual property rights and exposure to infringement claims by others; and compliance with environmental, health and safety laws. For a more complete list and description of such risks and uncertainties, refer to Lucent’s Form 10-K for the year ended September 30, 2005 as well as other filings by Lucent with the US Securities and Exchange Commission (the “SEC”). Except as required under the US federal securities laws and the rules and regulations of the SEC, we disclaim any intention or obligation to update any forward-looking statements after the distribution of this press release, whether as a result of new information, future events, developments, changes in assumptions or otherwise.

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

There has been some consolidation among service providers as they look to expand their scope and scale while improving cost efficiencies. This industry dynamic presents both challenges and opportunities for equipment vendors. One potential challenge may come in the form of rationalized capital spending in the future. In addition, integration activities may delay new network deployments. However, we anticipate that there will also be opportunities, as carriers will require assistance integrating these large, complex networks. Also, depending on the service providers involved, some of the consolidation could enable certain vendors to extend their reach into customers that were previously focused on different technologies or areas.

We continue to believe the telecom industry is in the early stages of a multiyear transformation to next-generation networks. As a result we have been focusing on certain high-growth areas, such as services, Internet protocol (IP) multimedia subsystem (IMS), broadband access, optical and next generation mobile high-speed data. As this transformation progresses, our customers are increasingly focused on deploying new IP-based, revenue-generating services that will differentiate their businesses and build customer loyalty. However, the

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

Our revenues are subject to fluctuation as a result of changes in customer spending patterns and short-term capital requirements, as well as the timing of customer acceptances. Revenues during the first half of fiscal 2006 were lower than the comparable prior year period, primarily due to lower sales in the APaC region, including China and India, and to a lesser extent, wireless deployments in the U.S. We expect this trend in APaC to continue in the second half of fiscal 2006.

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

       23	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table includes certain financial information.

	Three months ended March 31,			Six months ended March 31,
(in millions)	2006	2005	change	2006	2005	change

Mobility Access and Applications Solutions	$1,002	$1,219	(18%)	$1,947	$2,389	(19%)
Multimedia Network Solutions	388	360	8%	783	726	8%
Converged Core Solutions	151	192	(21%)	296	425	(30%)
Services	548	520	5%	1,088	1,068	2%
Other	49	44		71	62

Revenues	$2,138	$2,335	(8%)	$4,185	$4,670	(10%)

Gross margin	$926	$975	$(49)	$1,777	$1,959	$(182)
Gross margin rate	43%	42%	1 point	42%	42%	—

Operating expenses	$677	$707	$(30)	$1,617	$1,372	$245
Percentage of revenue	32%	30%	2 points	39%	29%	10 points

Operating income	$249	$268	$(19)	$160	$587	$(427)
Other income (expense), net	45	43		129	(3)
Interest expense	82	85		165	174
Income taxes	31	(41)		47	(31)

Net income	$181	$267	$(86)	$77	$441	$(364)

As discussed in more detail throughout our MD&A:

•

Mobility Access and Applications Solutions revenues decreased primarily due to lower CDMA sales in the U.S. and China. Multimedia Network Solutions revenues increased due to higher sales of optical products. Converged Core Solutions revenues decreased due to lower sales of legacy circuit switching and Personal Handyphone Systems (PHS), as declines in these product sales continue to outpace growth in spending on next generation technologies. Services revenues increased due to higher deployment services.

•

The gross margin rates were fairly consistent in all periods presented. The favorable impact of product and geographic mix and cost reductions, offset the unfavorable impact of lower revenues, competitive pricing pressures and a lower net pension and postretirement benefit credit (net pension credit).

•	Operating expenses increased from the six-month comparable prior-year period primarily due to the Winstar litigation charge of $278 million recognized during the first quarter of fiscal 2006.

•	The net pension credit was $114 million and $218 million during the three and six months ended March 31, 2006, a decrease of $66 million and $137 million, respectively.

•

In addition to interest income realized in both periods, other income (expense) included the impact of a minority interest share of losses for one of our joint ventures during the first quarter of fiscal 2006 and charges related to changes in the estimated fair value of the warrants issued as part of the global settlement of our shareowner litigation during the first quarter of fiscal 2005.

•

Income taxes were attributed to non-U.S. earnings and to U.S. deferred taxes associated with retiree benefits. We expect to recognize approximately $170 million of income taxes during fiscal 2006, including non-cash U.S. deferred taxes of approximately $100 million. The balance is attributable to non-U.S. income taxes.

•

Cash and cash equivalents and marketable securities decreased $961 million to $4.0 billion during the six months ended March 31, 2006, primarily due to the timing of annual and long-term employee incentive award payments, additional use of working capital, legal settlements and cash used to collateralize a letter of credit that was issued in connection with the Winstar judgment.

       24	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We expect annual revenues to decrease year over year, with significantly higher revenues in the second half of the fiscal year than the first half of the fiscal year.

Given our pending merger with Alcatel, we have withdrawn our previously reported guidance and will no longer provide specific annual guidance.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

Our unaudited consolidated financial statements are based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make significant assumptions. Actual results could differ materially from the estimated amounts. We believe that some of the more critical estimates and related assumptions that affect our financial condition and results of operations are in the areas of revenue recognition, pension and postretirement benefits, income taxes, legal contingencies and intangible assets. We discuss our critical accounting estimates with our Audit and Finance Committee of the Board of Directors at least annually. For more information on critical accounting estimates, refer to the MD&A included in our Form 8-K for the year ended September 30, 2005, filed on May 5, 2006.

SFAS 123R was adopted on October 1, 2005. Refer to Note 4 to our unaudited consolidated financial statements for further information. There were no other accounting policies adopted during the six months ended March 31, 2006 that had a material effect on our financial condition and results of operations.

CONSOLIDATED RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED MARCH 31, 2006 VERSUS THREE AND SIX MONTHS ENDED MARCH 31, 2005

Revenues

	Three months ended March 31,				Six months ended March 31,
(in millions)	2006		2005		2006		2005

Mobility Access and Applications Solutions	$1,002	47%	$1,219	52%	$1,947	47%	$2,389	51%
Multimedia Network Solutions (MNS)	388	18%	360	16%	783	19%	726	16%
Converged Core Solutions (CCS)	151	7%	192	8%	296	7%	425	9%
Services	548	26%	520	22%	1,088	26%	1,068	23%
Intellectual property	42	2%	34	2%	60	1%	42	1%
Other	7	—	10	—	11	—	20	—

Revenues	$2,138	100%	$2,335	100%	$4,185	100%	$4,670	100%

U.S.	$1,496	70%	$1,449	62%	$2,839	68%	$2,899	62%
Other Americas (Canada, Caribbean & Latin America)	157	7%	169	7%	343	8%	350	8%
EMEA (Europe, Middle East & Africa)	290	14%	335	14%	591	14%	655	14%
APaC (Asia Pacific & China)	195	9%	382	17%	412	10%	766	16%

Revenues	$2,138	100%	$2,335	100%	$4,185	100%	$4,670	100%

Revenues decreased by 8% and 10% during the three and six months ended March 31, 2006, primarily within the Mobility Access and Applications Solutions and CCS segments. Refer to the segment discussion later in this MD&A for information on changes in revenues by segment and product.

The increase in the U.S. during the three months ended March 31, 2006 was due to higher services revenues and higher spending by certain large service providers in 3G investments. The decrease in APaC was primarily due to lower CDMA sales in China driven by further delays in the issuance of 3G licenses, the continuing reduction in PHS sales in China and our selective participation in highly competitive market opportunities in India. The decrease in EMEA was primarily due to lower UMTS data cards and CDMA sales. The decrease in Other Americas was due to lower CDMA sales in Venezuela.

The decrease in the U.S. during the six months ended March 31, 2006 was due to lower CDMA sales to our two largest customers. The decreases in the other regions are similar to the reasons noted above.

Changes in foreign currency rates unfavorably impacted our consolidated revenues by approximately 1% during the interim fiscal 2006 periods.

       25	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Gross Margin

	Three months ended March 31,		Six months ended March 31,
(in millions)	2006	2005	2006	2005

Gross margin	$926	$975	$1,777	$1,959
Gross margin rate	43%	42%	42%	42%

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

•

Historically, our gross margin rates are generally higher in our wireless business as compared to our wireline and services businesses, and higher in the U.S. as compared to non-U.S. regions. The favorable impact of the higher percentage of U.S. revenues to the consolidated revenues was offset by other factors including volume, pricing, product mix and revised estimates related to long-term contracts in certain periods. The net effect of these items accounted for most of the remaining changes in the gross margin rate from the comparable prior year periods.

Operating Expenses

	Three months ended March 31,			Six months ended March 31,
(in millions)	2006	2005	change	2006	2005	change

Marketing and sales (M&S)	$223	$249	$(26)	$443	$480	$(37)
General and administration (G&A)	155	181	(26)	316	342	(26)

Selling, general and administrative (SG&A) expenses, excluding the following three items:	378	430	(52)	759	822	(63)
Winstar litigation	—	—	—	278	—	278
Provision for (recovery of) bad debts and customer financings	2	(11)	13	(5)	(22)	17
Amortization of other acquired intangibles assets	4	4	—	8	8	—

SG&A	384	423	(39)	1,040	808	232
Research and development (R&D)	297	292	5	580	571	9
Business restructuring	(4)	(8)	4	(3)	(7)	4

Operating expenses	$677	$707	$(30)	$1,617	$1,372	$245

Operating expenses decreased from the three-months comparable prior year period primarily due to lower compensation expense in SG&A. Operating expenses increased from the six-months comparable prior year period mainly due to the Winstar litigation charges. Refer to Note 12 to our unaudited consolidated financial statements for further discussion on this matter.

       26	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A $40 million reversal of payroll and benefit-related liabilities was included in the first quarter of fiscal 2005. This reversal included $24 million related to the fiscal 2004 annual employee incentive awards, as those incentive payments were less than expected, and $16 million of out-of-period adjustments in connection with certain non-U.S. benefit plans. These reversals reduced operating expenses by $28 million and the remainder favorably impacted gross margin during the first quarter of fiscal 2005. An $11 million reversal of payroll and benefit-related liabilities was included in the first quarter of fiscal 2006, as employee incentive awards payments were less than expected. This reversal reduced operating expenses by $8 million and the remainder favorably impacted gross margin.

SG&A

Excluding the impact of bad debt and customer financing, SG&A decreased by $52 million during the three months ended March 31, 2006. Reductions of $35 million are primarily attributed to lower average workforce levels and discretionary spending. Lower litigation charges of $15 million, more favorable settlements on non-income tax matters and other disputes of $13 million and lower accruals for employee incentive awards of $15 million (including lower sales compensation) also contributed to the decrease.

The impact of these items more than offset a $20 million lower net pension and postretirement benefit credit and a $6 million higher stock-based compensation expense.

Excluding the impact of the Winstar litigation charge and bad debt and customer financing, SG&A decreased by $63 million during the six months ended March 31, 2006. Reductions of $61 million were primarily attributed to lower average workforce levels and discretionary spending. Lower litigation charges of $12 million, more favorable settlements of non-income tax matters and other disputes of $21 million and lower accruals for employee incentive awards of $28 million (including lower sales compensation) also contributed to the decrease.

The impact of these items more than offset a $41 million lower net pension and postretirement benefit credit, $11 million of higher stock based compensation expense and the $7 million net impact of payroll and benefit-related liability reversals discussed above.

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

	Three months ended March 31,		Six months ended March 31,
(in millions)	2006	2005	2006	2005

Costs capitalized	$57	$56	$119	$115
Amortization	57	62	108	135

R&D increased by $5 million during the three months ended March 31, 2006. The increase was primarily attributed to a $25 million lower net pension credit and $6 million of higher stock-based compensation expense.

The impact of these items more than offset the effect of lower average workforce levels and less discretionary spending of $18 million and lower accruals for fiscal 2006 employee incentive awards of $8 million.

       27	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

R&D increased by $9 million during the six months ended March 31, 2006. The increase was primarily attributed to a $53 million lower net pension credit, $13 million of higher stock-based compensation expense and the $13 million net impact of payroll and benefit-related liability reversals previously discussed above.

The impact of these items more than offset the effect of lower average workforce levels and less discretionary spending of $55 million as well as lower accruals for fiscal 2006 employee incentive awards of $15 million.

Business restructuring

We have essentially completed our restructuring actions but continue to evaluate the remaining restructuring reserves at the end of each reporting period. There may be additional charges or reversals, primarily related to estimates of facility closing costs, including expected sublease income. Actual costs have differed from estimated amounts in the past. Refer to Note 5 to our unaudited consolidated financial statements for details on the changes in our business restructuring reserve.

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

	Three months ended March 31,		Six months ended March 31,
(in millions)	2006	2005	2006	2005

Pension benefit credit	$(162)	$(244)	$(329)	$(486)
Postretirement benefit cost	48	64	111	131

Net pension and postretirement benefit credit	$(114)	$(180)	$(218)	$(355)

Postemployment benefit cost	$18	$16	$42	$34

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

Stock-Based Compensation Expense

SFAS 123R was adopted on October 1, 2005, which now requires among other items, the recognition of stock option expense in the results of operations. The modified prospective transition method was elected, therefore prior period results were not restated. Stock-based compensation expense was $20 million and $5 million during the three months ended March 31, 2006 and 2005, respectively, and $44 million and $14 million during the six months ended March 31, 2006 and 2005, respectively. Stock-based compensation expense is expected to be approximately $100 million during fiscal 2006.

       28	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Stock-based compensation expense recognized in the results of operations during the three and six months ended March 31, 2006 was $60 million and $122 million lower than the pro forma amount determined under the fair value-based method and disclosed in accordance with SFAS 123 for the respective comparable prior year periods. This reduction was primarily due to the amortization of previously unvested awards over the original vesting periods and lower fair value amounts attributed to the more recent awards. There were no significant modifications to existing awards or acceleration of vesting periods during fiscal 2005 and the six months ended March 31, 2006.

Refer to Note 4 to our unaudited consolidated financial statements for more information on stock-based compensation.

Other Income (Expense), net

	Three months ended March 31,		Six months ended March 31,
(in millions)	2006	2005	2006	2005

Legal settlements	$—	$(14)	$—	$(85)
Winstar post-judgment interest	(3)	—	(3)	—
Interest on tax matters	—	54	2	59
Interest income	44	29	89	54
Loss on sale of investments, net	(4)	(2)	(9)	(2)
Minority interest	2	(13)	35	(15)
Other-than-temporary write-downs of investments	—	(5)	(2)	(11)
Miscellaneous, net	6	(6)	17	(3)

Other income (expense), net	$45	$43	$129	$(3)

The legal settlement charge during the six months ended March 31, 2005 was primarily related to the changes in fair market value of warrants issued in connection with the global settlement of our shareowner lawsuit of $71 million and other litigation settlements of $14 million.

Interest on tax matters was related to our favorable resolution of income tax audits, including the favorable resolution of certain tax issues under tax sharing agreements with AT&T, Avaya and Agere.

The increase in interest income was primarily due to higher average marketable securities balances and higher interest rate yields.

One of our joint ventures recognized a loss during the three and six months ended March 31, 2006 resulting in a minority interest share of the losses. The loss recognized by the joint venture during the six months ended March 31, 2006 included internal pricing adjustments related to certain prior periods.

Interest Expense

Interest expense decreased by $3 million and $9 million during the three and six months ended March 31, 2006, respectively, due to the early extinguishment of convertible securities and other debt obligations.

       29	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

	Three months ended March 31,		Six months ended March 31,
(in millions)	2006	2005	2006	2005

Favorable resolution of tax matters	$—	$(55)	$—	$(55)
Non-U.S. and state income taxes attributed to pre-tax income	15	14	31	24
U.S. deferred taxes	16	—	16	—

Income taxes	$31	$(41)	$47	$(31)

Interest on tax matters	$—	$54	$2	$59

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

Results of Operations by Segment

Mobility Access and Applications Solutions

	Three months ended March 31,			Six months ended March 31,
(in millions)	2006	2005	change	2006	2005	change

U.S.	$835	$896	(7%)	$1,598	$1,770	(10%)
Non–U.S.	167	323	(48%)	349	619	(44%)

Total revenues	$1,002	$1,219	(18%)	$1,947	$2,389	(19%)

Segment income	$371	$437	$(66)	$688	$859	$(171)

Three months ended March 31, 2006 versus March 31, 2005

Mobility Access and Applications Solutions revenues decreased due to a $220 million decrease in Mobility Access Solutions and $3 million increase in Applications Solutions. U.S. revenues decreased primarily due to lower CDMA sales to our two largest customers as certain initial stages of large high-speed data network build outs are nearing completion. Expansion and upgrades for these high-speed data network build outs, combined with similar deployments by other customers, will continue to drive our CDMA revenues in the U.S. These two customers accounted for 67% and 64% of total Mobility Access and Applications Solutions revenues during the second quarter of fiscal 2006 and 2005, respectively. Including these two customers, the five largest Mobility Access and Applications Solutions customers accounted for 86% and 85% of revenues during the second quarter of fiscal 2006 and 2005, respectively. Non-U.S. revenues decreased primarily due to lower CDMA sales in China driven by the delay of 3G licenses and to a lesser extent, lower UMTS data card sales in EMEA and our selective participation in highly competitive market opportunities in India.

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

Consolidation has occurred with several large U.S. wireless service providers and may have impacted capital spending in certain situations. These events may continue to present opportunities for us to assist in integration efforts or to expand our products/services or technologies in certain networks where they were not previously utilized. However, events may impact our future revenue trends as these service providers assess potential technology migrations to common platforms or leverage excess capacity. In addition, the timing of awards of licenses and spectrum to service providers and the technologies that ultimately will be deployed in certain markets, such as China, may also impact future revenue.

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

Segment income decreased due to a $61 million decrease in gross margin and a $5 million increase in operating expenses. The decrease in gross margin was primarily due to lower sales volume partially offset by a higher gross margin rate. The increase in the gross margin rate was due to the favorable impact of revised cost estimates related to long-term contracts and a more favorable geographic and product mix.

Six months ended March 31, 2006 versus March 31, 2005

Mobility Access and Applications Solutions revenues decreased due to a $437 million decrease in Mobility Access Solutions and $5 million decrease in Applications Solutions. U.S. revenues decreased primarily due to lower CDMA sales to our two largest customers. These two customers accounted for 66% and 63% of total Mobility Access and Applications Solutions revenues during the six months ended March 31, 2006 and 2005, respectively. Including these two customers, the five largest Mobility Access and Applications Solutions customers accounted for 80% of Mobility Access and Applications Solutions revenues during the six months ended March 31, 2006 and 2005. Non-U.S. revenues decreased primarily due to lower CDMA sales in China driven by the delay of 3G licenses and to a lesser extent, lower UMTS data card sales in EMEA and our selective participation in highly competitive market opportunities in India.

Segment income decreased primarily due to a $170 million decrease in gross margin. The decrease in gross margin was primarily due to similar reasons described in the three-month discussion above.

Multimedia Network Solutions (MNS)

	Three months ended March 31,			Six months ended March 31,
(in millions)	2006	2005	change	2006	2005	change

Data and access	$140	$193	(27%)	$334	$353	(5%)
Optical networking	248	167	49%	449	373	20%

Total revenues	$388	$360	8%	$783	$726	8%

U.S.	$202	$135	50%	$368	$274	34%
Non–U.S.	186	225	(17%)	415	452	(8%)

Total revenues	$388	$360	8%	$783	$726	8%

Segment income (loss)	$42	$(16)	$58	$87	$4	$83

       31	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three months ended March 31, 2006 versus March 31, 2005

MNS revenues increased by $28 million. U.S. revenues increased primarily due to higher optical networking sales. Non-U.S. revenues decreased primarily from lower data and access sales in APaC and EMEA. Five customers accounted for 50% and 39% of MNS revenues during the second quarter of fiscal 2006 and 2005, respectively.

R&D investment in MNS supports a broad array of current and next generation technologies, including metro optical and broadband networking solutions.

Segment income increased due to a $46 million increase in gross margin and $12 million decrease in operating expenses. The higher gross margin resulted from an increase in the gross margin rate and higher revenue. The increase in the gross margin rate was due to a more favorable product mix and lower inventory related charges. The decrease in operating expenses was primarily due to lower R&D spending attributed to lower average employee workforce levels and discretionary expenses.

Six months ended March 31, 2006 versus March 31, 2005

MNS revenues increased by $57 million. U.S. revenues increased primarily due to higher optical networking sales. Non-U.S. revenues decreased primarily from lower data and access sales in APaC and EMEA. Five customers accounted for 44% and 38% of MNS revenues during the six months ended March 31, 2006 and 2005, respectively.

Segment income increased due to a $47 million increase in gross margin and $36 million decrease in operating expenses due to similar reasons described in the three-month discussion above.

Converged Core Solutions (CCS)

	Three months ended March 31,			Six months ended March 31,
(in millions)	2006	2005	change	2006	2005	change

U.S.	$95	$94	1%	$165	$205	(20%)
Non–U.S.	56	98	(43%)	131	220	(40%)

Total revenues	$151	$192	(21%)	$296	$425	(30%)

Segment income (loss)	$16	$(5)	$21	$16	$(14)	$30

Three months ended March 31, 2006 versus March 31, 2005

CCS revenues declined by $41 million. Lower non-U.S. sales were attributed to lower PHS sales in China. Five customers accounted for 50% and 60% of CCS revenues during the second quarter of fiscal 2006 and 2005, respectively.

Circuit switching revenues declined by $15 million to $85 million. PHS revenues declined by $36 million to $20 million. Traditional circuit switching product sales have been declining at a faster rate than the growth in next generation technologies. This decline is more prevalent in the U.S. PHS sales declined as service providers in China curtailed their spending in preparation for transitioning to 3G networks. CCS’s remaining revenues consisted primarily of sales of next generation switching products and refurbished equipment.

Although customer-spending levels for CCS products may not change significantly in the aggregate, the mix of what is purchased is likely to continue to change or fluctuate. Our future revenues will be impacted by our success in offering a product portfolio that effectively addresses customer needs. CCS revenues may continue to decline due to the transition to next generation networks.

R&D investment in CCS supports a broad array of current and next generation technologies, including IMS and VoIP.

       32	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment income increased due to a $9 million increase in gross margin and $12 million decrease in operating expenses. The increase in gross margin was due to an increase in the gross margin rate attributed to a software licensing settlement and lower software amortization costs and inventory charges. The decrease in operating expense was due to lower R&D spending attributed to lower average employee workforce levels and higher SG&A expense from a legal settlement in the prior year period.

Six months ended March 31, 2006 versus March 31, 2005

CCS revenues declined by $129 million. The decline in U.S. revenues was attributed to circuit switching products. Lower non-U.S. sales were attributed to lower PHS sales in China. Five customers accounted for 48% and 58% of CCS revenues during the six months ended March 31, 2006 and 2005, respectively.

Circuit switching revenues declined by $53 million to $153 million. PHS revenues declined by $79 million to $48 million. The declines in circuit switching and PHS are similar to the reasons noted above. CCS’s remaining revenues consisted primarily of sales of next generation products and refurbished equipment.

Segment income increased due to a $16 million increase in gross margin and $14 million decrease in operating expense due to similar reasons described in the three-month discussion above.

Services

	Three months ended March 31,			Six months ended March 31,
(in millions)	2006	2005	change	2006	2005	change

U.S.	$315	$281	12%	$637	$589	8%
Non–U.S.	233	239	(3%)	451	479	(6%)

Total revenues	$548	$520	5%	$1,088	$1,068	2%

Segment income (loss)	$46	$58	$(12)	$135	$134	$1

Three months ended March 31, 2006 versus March 31, 2005

Services revenues increased by $28 million. U.S. revenues increased primarily due to deployment services related to a UMTS contract. Non-U.S. revenues decreased primarily in the APaC region. Five customers accounted for 47% and 44% of Services revenues during the second quarter of fiscal 2006 and 2005, respectively.

Segment income decreased due to a $23 million decrease in gross margin offset by an $11 million decrease in operating expenses. The decrease in gross margin was driven by a lower gross margin rate, reflecting impacts from revised cost estimates for a long term contract, the completion of a Non-U.S. network integration project and an unfavorable service mix. The decrease in operating expense was primarily attributed to lower average workforce levels.

Six months ended March 31, 2006 versus March 31, 2005

Services revenues increased by $20 million. U.S. revenues increased due to multi-vendor maintenance contracts, managed services and deployment services related to a UMTS contract. Non-U.S. revenues decreased primarily in the APaC region. Five customers accounted for 48% and 45% of Services revenues during the six months of fiscal 2006 and 2005, respectively.

Professional services revenues decreased by $18 million primarily due to the reason noted above.

Segment income was essentially flat as a $22 million decrease in gross margin was offset by a $23 million decrease in operating expenses due to similar reasons described in the three-month discussion above.

       33	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by $961 million to $4.0 billion during the six months ended March 31, 2006 primarily due to the payment of employee incentive awards and cash used to collateralize a letter of credit that was issued in connection with the Winstar judgment. Summarized cash flow information and key working capital metrics are as follows:

	Six months ended March 31,
	2006	2005	change
(in millions)
Net income	$77	$441	$(364)
Non-cash items	(51)	(102)	51
Changes in working capital	(183)	(212)	29
Other changes	(408)	(803)	395

Operating activities	$(565)	$(676)	$111

Investing activities	$(491)	$(739)	$248

Financing activities	$19	$(12)	$31

Days sales outstanding in accounts receivable	59	60	(1)
Inventory turnover	6.4	6.2	0.2
Days sales outstanding in working capital	42	34	8

Operating Activities

Our operating results and resulting cash flows have generally been impacted during the past few years due to changes in revenue levels, cost reductions and other factors discussed throughout this MD&A. The following discussion is intended to further explain differences between net income and cash flow.

Non-cash items include items that are not expected to generate or require the use of cash, such as the pension credit and depreciation and amortization. In addition, a charge related to the changes in the fair value of warrants issued in connection with the global settlement of our shareowner lawsuit impacted non-cash items during fiscal 2005.

Changes in working capital requirements include changes in receivables, inventories and contracts in process, accounts payable and deferred revenue. Working capital requirements are impacted by the timing of cash collections, customer billings and accounts payable disbursements. We periodically sell certain non-U.S. receivables with extended payment terms where it is cost effective to do so. We sold $69 million and $147 million of receivables during the six months ended March 31, 2006 and 2005, respectively. This impact is reflected in the changes in receivables. Receivables with extended billing terms were $292 million and $225 million as of March 31, 2006 and September 30, 2005, respectively.

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

Changes in other operating assets and liabilities (reflected above as “other changes”) during the six months ended March 31, 2006 included the payment of fiscal 2005 incentive awards, capitalized software of $119 million, legal settlement payments of $80 million, partially offset by the impact of $281 million of reserves (including $3 million of post judgment interest) provided for as a result of the Winstar judgment. Changes reflected in the comparable prior year period included the payment of fiscal 2004 employee incentive awards of

       34	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

$600 million, the final payment related to our shareowner lawsuit settlement of $215 million, cash outlays for our restructuring program of $40 million, capitalized software of $115 million, partially offset by $201 million of proceeds from our welfare benefits trusts as a reimbursement for prior period management health care contributions. Cash flow from operating activities also included net tax refunds of $1 million and net tax payments of $63 million (including related interest) during the six months ended March 31, 2006 and 2005, respectively.

Investing Activities

Investing activities included net purchases of marketable securities of $81 million and $662 million during the six months ended March 31, 2006 and 2005, respectively. We may continue to purchase and sell marketable securities in an attempt to improve our investment returns. Changes in restricted cash included $311 million of cash used to collateralize a letter of credit issued in connection with the Winstar judgment during the second quarter of fiscal 2006. The remaining cash used in investing activities was for capital expenditures, including internal use software.

Financing Activities

Cash used in connection with the early extinguishment of certain debt obligations was $15 million and $101 million during the six months ended March 31, 2006 and 2005, respectively. Cash provided from the issuance of common shares for certain employee benefit plans was $34 million and $85 million during the six months ended March 31, 2006 and 2005, respectively.

We are currently authorized by our board of directors to extinguish certain of our convertible securities and other debt obligations prior to maturity. During the past few years, we retired convertible securities and certain other debt obligations in exchange for shares of our common stock and cash, in separate, multiple and privately-negotiated transactions. We may only use cash in similar transactions in the future pending completion of the merger transaction with Alcatel.

Future Capital Requirements and Funding Sources

We do not expect that our operations will generate cash on a sustainable basis until our pre-tax income exceeds the amount of net non-cash income items, which have been driven primarily by our pension credit. Our pension credit was $973 million and $329 million during fiscal 2005 and the six months ended March 31, 2006, respectively. Our cash requirements during the next few years are primarily related to funding our operations, retiree health care obligations, capital expenditures, potential acquisitions, debt obligations and related interest and other matters discussed below. Our 7.25% notes of $368 million mature during the fourth quarter of fiscal 2006. We also have the right to redeem the $486 million of 8% convertible securities for cash after August 14, 2006. Our 8% convertible securities are redeemable at the option of the holders on August 2, 2007. We have the right to satisfy the redemption with cash, shares of our common stock, or a combination of both.

We believe our cash and cash equivalents of $1.4 billion and marketable securities of $2.6 billion as of March 31, 2006 are sufficient to fund our cash requirements for fiscal 2006 as well as the following few years. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. We cannot provide assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

On April 27, 2006, certain net assets of Riverstone Networks, a maker of carrier-grade Ethernet routers for the telecommunications industry, were acquired for $207 million in cash.

       35	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The remaining cash requirements for our restructuring program are expected to be $126 million, primarily for lease obligations over the remaining lease terms, net of expected sublease rental income of $119 million. The cash requirements could increase in the future if the expected sublease income is not realized.

We currently do not expect to make contributions to our qualified U.S. pension plans through fiscal 2007. We are unable to provide an estimate of future funding requirements beyond fiscal 2007 for our U.S. pension plans. Based on our actuarial projections and current law, we believe it is unlikely that any required contributions would have a material effect on our liquidity during fiscal 2008 through fiscal 2010. Several legislative changes were recently proposed that would impact U.S. pension plans, if adopted. The U.S. Senate passed its pension reform bill, The Pension Security and Transparency Act (S. 1783) on November 16, 2005. The U.S. House of Representatives passed the Pension Protection Act (H.R. 2830) on December 15, 2005. The Senate bill currently contains the Section 420 Amendments that we are pursuing as discussed in more detail below. These proposals would alter the manner in which liabilities and asset values are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to under-funded pension plans would be made. The House and Senate bills will need to be reconciled in conference before being sent to the President for consideration and signed into law. The funding requirements for our U.S. pension plans could be significantly affected by these proposed changes, if they are adopted.

Annual contributions to our non-qualified and non-U.S. pension plans are expected to be approximately $60 million in each of the next five fiscal years.

We were required to fund an additional $49 million of deferred compensation and non-qualified pension benefits related to certain current and retired officers during the third quarter of fiscal 2006 as a result of the announcement of the merger with Alcatel.

We currently provide retiree health care benefits for our retirees in the United States, including 46,000 management retirees and 68,000 formerly represented retirees as well as an additional 68,000 dependents of retirees. The obligations and plan assets for management and formerly represented retirees are accounted for separately. Historically, retiree health care benefits were funded through plan assets set aside in trusts and transfers of excess pension assets. There are currently no plan assets available in these trusts to fund the obligations of the management retirees. There are approximately $327 million of assets in trusts that are available to fund the obligations of the formerly represented retirees as of March 31, 2006.

We are permitted to transfer pension plan assets that are in excess of 125% of pension plan obligations under Section 420 of the Internal Revenue Code to fund annual retiree health care benefits. Our cumulative Section 420 transfers were $1.9 billion, although no transfers were made within the management retiree plan since fiscal 2002 or within the formerly represented retiree plan since fiscal 2003. If a Section 420 transfer is made, we are required to maintain a certain level of cost per participant for a period of five years beginning with the year of transfer. As a result, although these excess pension asset transfers can help fund retiree health care benefits, they limit our ability to implement cost reductions in the future.

Together with our unions, we are seeking legislative changes to allow an employer to fund more than one year’s retiree health care benefits through a Section 420 transfer and permit the terms of an enforceable collective bargaining agreement to serve as an alternative to the maintenance of cost requirements described above. There were approximately $2.2 billion of pension plan assets that would be eligible for Section 420 transfers in our formerly represented retiree plan as of the most recent valuation (January 1, 2006). The funding levels for our management retiree pension plans were below the required thresholds that would allow for Section 420 transfers. If we are successful in obtaining the legislative changes, we believe that a majority of our funding requirements for formerly represented retirees could be addressed through Section 420 transfers based on current actuarial assumptions. However, no assurances can be given that we will be successful in these efforts or that other legislative changes will not be adopted that will adversely affect the amount of pension plan assets that would be available for Section 420 transfers.

       36	Form 10-Q - Part I

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

Our expected cash requirements for funding retiree health care benefits and other postretirement benefits are expected to be $254 million during fiscal 2006. These cash requirements (assuming the present level and structure of benefits) are expected to increase to $431 million, $526 million, $502 million and $474 million during the next four consecutive fiscal years due to the depletion of plan assets held in trusts. These amounts exclude potential Section 420 transfers, but include the expected annual Medicare Part D subsidies of approximately $50 million in fiscal 2007 and $80 million annually thereafter. These expected funding requirements are subject to change.

We have effective shelf registration statements with the SEC for the issuance of up to approximately $1.9 billion of securities, including shares of common stock and preferred stock, debt securities, warrants, stock purchase contracts and stock purchase units.

Customer financing commitments

We may provide or commit to additional customer financings on a limited basis. We carefully review requests for customer financing on a case-by-case basis. Such review assesses the credit quality of the individual borrowers and the structure of the transactions. We also assess our ability to sell or transfer the undrawn commitments and drawn borrowings to unrelated third parties. Our net exposure for customer financing commitments was not material as of March 31, 2006.

Credit ratings

Our credit ratings are below investment grade. Any credit downgrade affects our ability to enter into and maintain certain contracts on favorable terms and increases our cost of borrowing. Our credit ratings as of May 9, 2006, are as follows:

Rating Agency	Long-term debt	8.00% convertible securities	Liability to subsidiary trust issuing preferred securities	Last change

Standard & Poor’s (a)	B	CCC+	CCC	Upgraded March 10, 2004
Moody’s (b)	B1	B3	B3	Upgraded May 16, 2005
Fitch (c)	BB-	B	B	Upgraded October 26, 2005

(a)	Outlook changed to Watch Positive on March 24, 2006.
(b)	Rating placed under review for possible upgrade on April 3, 2006.
(c)	Outlook changed to Watch Positive on April 3, 2006.

       37	Form 10-Q - Part I

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

Interest rate risk

We are exposed to various forms of interest rate risk. The fair value of our fixed-rate available-for-sale marketable securities and the interest income earned on our cash and cash equivalents may fluctuate as interest rates change. In addition, if interest rates are low, we may forgo the opportunity to obtain more favorable interest rates on borrowings due to our fixed-rate debt obligations. Our objective is to mitigate the variability of cash inflows and outflows resulting from interest rate fluctuations by maintaining a balanced mix of fixed- and floating-rate debt and investments. We mitigate our interest rate risk by entering into interest rate swaps on a portion of our debt obligations to make them variable-rate debt instruments and by including fixed-rate assets in our investment portfolio. We also expect that these types of transactions will reduce our overall cost of borrowing and increase investment returns over the long-term.

As of March 31, 2006, we had interest rate swaps where we received fixed interest rates (5.5% and 7.25%) and paid floating rates based upon the three-month LIBOR rate plus agreed upon spreads (ranging from 1.72% to 2.89%) on notional amounts aggregating $400 million. As of March 31, 2006, the three-month LIBOR rate was 5.00%. We do not foresee any significant changes in our interest rate risk management strategy or in our exposure to interest rate fluctuations.

Equity price risk

Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale and other strategic equity holdings in privately held companies and venture funds. These securities are exposed to price fluctuations and are generally concentrated in high-technology industries. The carrying values of our available-for-sale equity securities and privately held securities were $2 million and $63 million as of March 31, 2006, respectively. We generally do not hedge our equity price risk due to hedging restrictions imposed by the issuers, illiquid capital markets or our inability to hedge non-marketable equity securities in privately held companies.

       38	Form 10-Q - Part I

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the three months ended March 31, 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

       39	Form 10-Q - Part I

Part II – Other Information

Item 1. Legal Proceedings

Information about legal proceedings is set forth in Note 12 to the unaudited consolidated financial statements included in this report.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2006 Annual Meeting of Shareowners on February 15, 2006. At that meeting, shareowners elected Linnet F. Deily, Robert E. Denham, Daniel S. Goldin, Edward E. Hagenlocker, Karl J. Krapek, Richard C. Levin, Patricia F. Russo, Henry B. Schacht, Franklin A. Thomas and Ronald A. Williams as Directors of the company. The terms of these directors will expire at the 2007 Annual Meeting. In addition, shareowners approved two company proposals, two shareowner proposals and rejected two shareowner proposals. The persons elected and the results of the voting are as follows:

	Votes For	Votes Withheld

Linnet F. Deily	3,491,523,345	218,887,993
Robert E. Denham	3,494,678,343	215,732,995
Daniel S. Goldin	3,473,691,790	236,719,548
Edward E. Hagenlocker	3,469,883,396	240,527,941
Karl J. Krapek	3,492,653,853	217,757,485
Richard C. Levin	3,493,271,137	217,140,201
Patricia F. Russo	3,462,537,972	247,873,365
Henry B. Schacht	3,472,970,741	237,440,596
Franklin A. Thomas	3,518,218,491	192,192,847
Ronald A. Williams	3,442,001,080	268,410,257

	Votes For	Votes Against	Abstain	Broker Non-Vote

Company proposal to ratify PricewaterhouseCoopers LLP as independent accountants	3,569,670,542	86,182,979	54,557,814

Company proposal to approve amendment to the restated certificate of incorporation to effect a reverse stock split at the discretion of the board of directors	2,746,068,286	906,863,460	57,479,286

Shareowner proposal regarding disclosure of political contributions	349,722,933	1,071,499,455	242,892,461	2,046,296,486

Shareowner proposal requesting future cash bonus or incentive compensation be contingent upon restoration of retiree benefits	324,096,459	1,269,434,502	70,583,888	2,046,296,486

Shareowner proposal regarding performance-based equity compensation	931,729,381	676,887,411	55,497,755	2,046,296,788

Shareowner proposal to exclude non-cash pension credit from earnings used to determine incentive compensation for executive officers	851,402,116	747,884,534	64,826,533	2,046,298,152

Item 6. Exhibits

See Exhibit Index on page 41 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

       40	Form 10-Q - Part I

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lucent Technologies Inc.
Registrant

Date: May 9, 2006

/s/ David W. Hitchcock

David W. Hitchcock
Corporate Controller
(Principal Accounting Officer)

       41	Form 10-Q - Part I

Exhibit Index

31(i).1	Certification of Patricia F. Russo required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31(i).2	Certification of John A. Kritzmacher required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32	Certification of Patricia F. Russo and John A. Kritzmacher pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.