Form 10-Q
period 2006-06-30
LUCENT TECHNOLOGIES INC
filed 2006-08-08
CIK 1006240

AS FILED WITH THE SEC ON August 8, 2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At July 31, 2006, 4,482,016,363 common shares were outstanding.

       2	Form 10-Q - Part I

       3	Form 10-Q - Part I

PART 1 - Financial Information

Item 1. Financial Statements

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Revenues:
Products	$1,469	$1,781	$4,566	$5,383
Services	581	559	1,669	1,627

Total revenues	2,050	2,340	6,235	7,010

Costs:
Products	779	908	2,358	2,832
Services	432	380	1,261	1,167

Total costs	1,211	1,288	3,619	3,999

Gross margin	839	1,052	2,616	3,011
Operating expenses:
Selling, general and administrative	370	388	1,410	1,196
Research and development	276	287	856	858
In-process research and development	12	—	12	—
Business restructuring	7	6	4	(1)

Total operating expenses	665	681	2,282	2,053

Operating income	174	371	334	958
Other income, net	27	52	156	49
Interest expense	82	85	247	259

Income before income taxes	119	338	243	748
Income taxes	40	(34)	87	(65)

Net income	$79	$372	$156	$813

Net income per share:
Basic	$0.02	$0.08	$0.03	$0.18
Diluted	$0.02	$0.07	$0.03	$0.17
Weighted average common shares outstanding:
Basic	4,479	4,433	4,465	4,419
Diluted	4,519	5,326	4,511	5,039

See Notes to Unaudited Consolidated Financial Statements.

       4	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Per Share Amounts)
(Unaudited)

	June 30, 2006	September 30, 2005

ASSETS
Cash and cash equivalents	$1,368	$2,410
Marketable securities	588	357
Receivables, net	1,552	1,395
Inventories	773	731
Other current assets	1,001	690

Total current assets	5,282	5,583
Marketable securities	1,741	2,163
Property, plant and equipment, net	1,229	1,295
Prepaid pension costs	6,476	6,010
Goodwill and other acquired intangibles, net	611	419
Other assets	941	930

Total assets	$16,280	$16,400

LIABILITIES
Accounts payable	$702	$769
Payroll and benefit-related liabilities	958	1,095
Debt maturing within one year	368	368
Other current liabilities	1,780	1,588

Total current liabilities	3,808	3,820
Postretirement and postemployment benefit liabilities	4,571	4,751
Pension liabilities	1,318	1,423
Long-term debt	5,047	5,066
Other liabilities	853	965

Total liabilities	15,597	16,025

Commitments and contingencies

SHAREOWNERS’ EQUITY
Preferred stock— par value $1.00 per share; authorized shares: 250; issued and outstanding: none	—	—
Common stock— par value $.01 per share; authorized shares: 10,000; 4,483 issued and 4,482 outstanding shares as of June 30, 2006, and 4,457 issued and 4,447 outstanding shares as of September 30, 2005	45	45
Additional paid-in capital	23,645	23,513
Accumulated deficit	(19,452)	(19,608)
Accumulated other comprehensive loss	(3,555)	(3,575)

Total shareowners’ equity	683	375

Total liabilities and shareowners’ equity	$16,280	$16,400

See Notes to Unaudited Consolidated Financial Statements.

       5	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREOWNERS’ EQUITY
(Amounts in Millions)
(Unaudited)

	Shares of Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareowners’ Equity

Balance as of September 30, 2005	4,447	$45	$23,513	$(19,608)	$(3,575)	$375
Net income				156		156
Foreign currency translation adjustments					27	27
Unrealized holding losses on investments					(7)	(7)
Issuance of common stock related to employee benefit plans	24		44			44
Stock-based compensation	2		60			60
Release of Telica escrow shares	9		29			29
Other			(1)			(1)

Balance as of June 30, 2006	4,482	$45	$23,645	$(19,452)	$(3,555)	$683

See Notes to Unaudited Consolidated Financial Statements.

       6	Form 10-Q - Part I

LUCENT TECHNOLOGIES INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Nine Months ended June 30,
	2006	2005

Operating activities:
Net income	$156	$813
Adjustments to reconcile net income to net cash used in operating activities net of effects of acquisitions:
Depreciation and amortization	397	457
Recovery of bad debt and customer financing	(7)	(75)
Deferred income taxes	38	(13)
Pension credit	(493)	(730)
Stock-based compensation expense	63	30
Other adjustments for non-cash items	(7)	129
Changes in operating assets and liabilities:
Receivables	(112)	128
Inventories and contracts in process	(74)	(57)
Accounts payable	(100)	(155)
Deferred revenue	63	108
Other operating assets and liabilities	(525)	(935)

Net cash used in operating activities	(601)	(300)

Investing activities:
Capital expenditures	(131)	(145)
Sales, maturities (purchases) of marketable securities	177	(925)
Acquisition of business	(200)	—
Changes in restricted cash	(314)	—
Other investing activities	(2)	1

Net cash used in investing activities	(470)	(1,069)

Financing activities:
Repayment of long-term debt	(15)	(419)
Issuance of common stock	44	121
Other financing activities	(4)	4

Net cash provided by (used in) financing activities	25	(294)
Effect of exchange rate changes on cash and cash equivalents	4	8

Net decrease in cash and cash equivalents	(1,042)	(1,655)
Cash and cash equivalents at beginning of year	2,410	3,379

Cash and cash equivalents at end of period	$1,368	$1,724

Income tax payments, net	$(16)	$(89)
Interest payments	$(208)	$(230)

See Notes to Unaudited Consolidated Financial Statements.

       7	Form 10-Q - Part I

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

2. MERGER AGREEMENT WITH ALCATEL

On April 2, 2006, Lucent and Alcatel entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Lucent and Alcatel will combine their businesses through a merger. Under the terms of the Merger Agreement, each Lucent share will be converted into a right to receive 0.1952 of an American Depository Share (ADS) of Alcatel, with each Alcatel ADS representing one ordinary share of Alcatel. The completion of the merger, subject to various closing conditions, including obtaining the approval of Lucent and Alcatel shareholders and receiving certain approvals and decisions, is on target and expected to close by the end of calendar year 2006. The merger is intended to qualify as a reorganization for federal income tax purposes. If the merger agreement is terminated under certain circumstances specified in the Merger Agreement, Lucent or Alcatel will be required to pay the other a termination fee of $250 million or $500 million, depending upon certain criteria. The terms of the Merger Agreement also include certain restrictions or limitations on future transactions of the Company prior to the closing of the merger, including acquisitions or dispositions, additional borrowings or customer financing, issuance of equity and changes in employee benefit plans. The terms of certain contracts, employee benefit arrangements and debt agreements have provisions which could result in changes to the terms or settlement amounts upon a change in control of Lucent.

       8	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

3. PENSION AND POSTRETIREMENT BENEFITS

The following tables summarize the components of the pension and postretirement benefits.

	Pension benefits
	Three months ended June 30,		Nine months ended June 30,
(in millions)	2006	2005	2006	2005

Service cost	$39	$40	$116	$119
Interest cost	411	415	1,232	1,243
Expected return on plan assets	(682)	(724)	(2,046)	(2,172)
Amortization of prior service cost	14	20	43	62
Amortization of actuarial losses	52	5	160	14

Subtotal	(166)	(244)	(495)	(734)
Settlements	—	—	—	3
Termination benefits	2	—	2	1

Benefit credit	$(164)	$(244)	$(493)	$(730)

	Postretirement benefits
	Three months ended June 30,		Nine months ended June 30,
(in millions)	2006	2005	2006	2005

Service cost	$2	$2	$5	$6
Interest cost	79	87	237	257
Expected return on plan assets	(17)	(25)	(50)	(74)
Amortization of prior service cost	(18)	(14)	(53)	(23)
Amortization of actuarial losses	14	16	32	31

Benefit cost	$60	$66	$171	$197

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

We have stock-based compensation plans under which directors, officers and other eligible employees receive stock options and other equity-based awards usually on an annual basis. The plans provide for the grant of stock options, stock appreciation rights, performance share awards, restricted stock awards and other stock unit awards.

       9	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

Historically, stock options have been granted to broad groups of employees at most levels on a discretionary basis. Beginning in fiscal 2006, employees at mid-level leadership and below are eligible to receive restricted stock units (RSUs) instead of stock options. Employees in more advanced leadership positions (approximately 1,100 employees) continue to be eligible to receive stock options. In addition, the long-term incentive award program was modified for the current three-year cycle beginning in fiscal 2006, to change the denomination of any targeted awards to performance shares for officers. Performance shares will also represent 25% of any targeted awards for all other participants. The administration of the Employee Stock Purchase Plan (ESPP) was also modified to reduce the discount from 15% to 5% and eliminate the lookback feature. As a result, the ESPP is no longer accounted for as compensatory beginning November 1, 2005.

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

The following table summarizes stock option activity.

	Shares (in millions)	Weighted average exercise price per share

Outstanding as of September 30, 2005	418	$10.50

Granted/assumed	27	2.82

Exercised	(15)	1.64

Forfeited/expired	(71)	10.32

Outstanding as of June 30, 2006	359	10.33

Exercisable as of June 30, 2006	268	$12.74

The weighted average remaining term for stock options outstanding and exercisable was 2.9 years and 2.0 years, respectively, as of June 30, 2006. The aggregate intrinsic value for stock options outstanding and exercisable was $70 million and $60 million, respectively, as of June 30, 2006. The intrinsic value of stock options is calculated as the amount by which the market price of our common stock exceeds the exercise price of the option.

The following table summarizes unvested restricted stock unit activity.

	Shares (in millions)	Weighted average grant date fair value

Unvested as of September 30, 2005	3	$4.36

Granted	10	2.83

Vested	(1)	4.50

Forfeited	(1)	3.17

Unvested as of June 30, 2006	11	$3.00

       10	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

Proceeds received from the exercise of stock options were $26 million and $16 million during the nine months ended June 30, 2006 and 2005, respectively. The intrinsic value related to the exercise of stock options was $20 million and $15 million during the nine months ended June 30, 2006 and 2005, respectively, of which the majority is currently deductible for tax purposes. However, these tax benefits were not realized due to net operating loss carryforwards.

The following table summarizes the pro forma effect of stock-based compensation as if the fair value method of accounting for stock compensation had been applied.

(in millions, except per share amounts)	Three months ended June 30, 2005	Nine months ended June 30, 2005

Net income, as reported	$372	$813
Add: Stock-based employee compensation expense included in as reported net income	16	30
Deduct: Total stock-based employee compensation expense determined under the fair value based method	(73)	(239)

Pro forma net income	$315	$604

Income per share applicable to common shareowners:
As reported:
Basic	$0.08	$0.18
Diluted	$0.07	$0.17
Pro forma:
Basic	$0.07	$0.14
Diluted	$0.06	$0.13

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

The following table summarizes the components and classification of stock-based compensation expense.

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Stock options	$17	$—	$52	$—
Restricted stock units	2	4	9	11
Other	—	12	2	19

Total stock-based compensation expense	$19	$16	$63	$30

Costs	$2	$—	$8	$—
Selling, general and administrative	11	15	35	28
Research and development	6	1	20	2

Total stock-based compensation expense	$19	$16	$63	$30

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

       11	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
	2006	2005	2006	2005

Dividend yield	0.0%	0.0%	0.0%	0.0%
Weighted average volatility	46.4%	77.3%	54.3%	82.1%
Risk-free interest rate	4.8%	3.8%	4.4%	3.5%
Expected holding period (in years)	4.8	3.8	4.8	3.8
Weighted average fair value of options granted	$1.26	$1.42	$1.41	$2.34

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

As of June 30, 2006, approximately $89 million of unrecognized stock compensation related to unvested awards (net of estimated forfeitures) is expected to be recognized over a weighted-average period of 1.5 years.

5. BUSINESS RESTRUCTURING

(in millions)	Employee separations	Contract settlements	Facility closings	Total

Restructuring reserve as of September 30, 2005	$1	$1	$145	$147
Revisions to prior year plans	—	(1)	5	4
Utilization of reserves	—	—	(31)	(31)

Restructuring reserve as of June 30, 2006	$1	$—	$119	$120

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

Notes to Consolidated Financial Statements
(Unaudited)

terms and is reflected net of expected sublease income of $71 million. Additional charges may be required in the future if the expected sublease income is not realized.

6. SUPPLEMENTARY BALANCE SHEET INFORMATION

(in millions)	June 30, 2006	September 30, 2005

Completed goods	$527	$580
Work in process	51	39
Raw materials	195	112

Inventories, net of reserves of $658 as of June 30, 2006 and $712 as of September 30, 2005	$773	$731

Costs and recognized income not yet billed	$295	$208
Billings in excess of costs and recognized income	(269)	(220)

Contracts in process reflected in other current assets (liabilities)	$26	$(12)

Restricted cash	$353	$41
Deferred income taxes	242	237
Prepaid expenses	211	206
Non-trade receivables	129	117
Income tax receivables, including related interest	43	85
Contracts in process	26	—
Other	(3)	4

Other current assets	$1,001	$690

Marketed software	$261	$254
Internal use software	104	120
Restricted cash	139	137
Deferred income taxes	77	78
Investments	61	65
Non-trade receivables	20	20
Retainage receivables	4	8
Other	275	248

Other assets	$941	$930

Deferred revenue	$599	$529
Winstar litigation reserve	284	—
Warranty	141	188
Contracts in process	—	12
Business restructuring	28	44
Other	728	815

Other current liabilities	$1,780	$1,588

Deferred income taxes	$244	$205
Deferred compensation	58	112
Business restructuring	91	102
Environmental	58	72
Warranty	68	69
Minority interests	29	63
Other, including contingencies	305	342

Other liabilities	$853	$965

       13	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

7. GOODWILL AND OTHER ACQUIRED INTANGIBLE ASSETS

The following table summarizes the changes in the carrying value of goodwill and other acquired intangible assets.

	Goodwill

(in millions)	Mobility Access and Applications Solutions	Multimedia Network Solutions	Converged Core Solutions	Services	Total	Other acquired intangible assets

As of September 30, 2005	$32	$86	$154	$102	$374	$45
Telica escrow release	—	—	20	9	29	—
Riverstone acquisition	—	90	—	—	90	89
Amortization	—	—	—	—	—	(16)

As of June 30, 2006	$32	$176	$174	$111	$493	$118

During February 2006, nine million shares of our common stock, valued at $29 million, were released from an escrow account established for possible post-closing claims related to the Telica acquisition. The escrow agreement expired and there were no pending claims against the escrow.

The following table summarizes the estimated future amortization expense of other acquired intangible assets.

(in millions)
Fiscal Year:	Amount

Remainder 2006	$10
2007	38
2008	36
2009	22
2010	12

Total	$118

8. RIVERSTONE ACQUISITION

On April 27, 2006, we acquired certain net assets of Riverstone Networks Inc., a supplier of carrier-grade Ethernet routers, for $207 million in cash plus $3 million for direct costs of the acquisition. The purchase price included $10 million of cash that is held in escrow. The escrow is expected to be released upon the favorable resolution of certain indemnifications during the fourth quarter of fiscal 2006.

The purchase price in excess of the estimated fair value of tangible net assets acquired was allocated to goodwill ($90 million), identifiable intangible assets ($89 million) and in-process research and development (IPR&D) ($12 million). The identifiable intangible assets were attributed to developed technology and customer relationships that are amortized over their expected useful lives from 1 to 4 years. IPR&D represents technology that has not reached technological feasibility and has no alternative future use. The value of IPR&D was determined using an income approach that included an excess earnings analysis reflecting the appropriate cost of capital for each project. These estimated future cash flows considered estimates of revenues, gross margin, operating expenses and income taxes and were consistent with historical pricing, cost and expense levels for similar products. The weighted average discount rate utilized to discount the cash flows of identifiable intangible assets was 22%. The discount rates were determined after consideration of our weighted average cost of capital, as well as other factors, including the estimated useful life of each project and the uncertainty of technological advances that were known at the time and the stage of completion of each project. A 25% discount rate was used to derive the present value of the cash flows for IPR&D due to the higher inherent risks of completing the projects. The goodwill and identifiable intangible assets will be deductible for tax purposes.

The operating results of Riverstone were included in our consolidated results since the date of acquisition. Pro forma results were not presented because the effect of the acquisition was not material.

       14	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

9. COMPREHENSIVE INCOME

The components of other comprehensive income are summarized below. Foreign currency translation adjustments are generally not adjusted for income taxes, as they relate to indefinite investments in non-U.S. subsidiaries.

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2006	2005	2006	2005

Net income	$79	$372	$156	$813
Minimum pension liability adjustment	—	—	—	(4)
Foreign currency translation adjustments	21	(21)	27	26
Unrealized holding gains (losses) on investments	(2)	9	(7)	(3)

Comprehensive income	$98	$360	$176	$832

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

The following table summarizes the computation of basic and diluted EPS.

	Three months ended June 30,		Nine months ended June 30,
(in millions, except per share amounts)	2006	2005	2006	2005

Net income	$79	$372	$156	$813
Adjustment for dilutive securities on net income:
7.75% convertible securities	—	(1)	—	1
2.75% convertible securities	—	11	—	34
8.00% convertible securities	—	11	—	—

Net income – diluted	$79	$393	$156	$848

Weighted average shares outstanding – basic	4,479	4,433	4,465	4,419
Effect of dilutive securities:
Stock options	40	49	44	62
Warrants	—	1	2	14
7.75% convertible securities	—	10	—	10
2.75% convertible securities	—	622	—	534
8.00% convertible securities	—	211	—	—

Weighted average shares outstanding – diluted	4,519	5,326	4,511	5,039

EPS:
Basic	$0.02	$0.08	$0.03	$0.18
Diluted	$0.02	$0.07	$0.03	$0.17

The following table summarizes the potential shares of common stock that were excluded from diluted earnings per share, because the effect of including these potential shares would be antidilutive.

       15	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2006	2005	2006	2005

2.75% convertible securities	641	—	617	—
8.00% convertible securities	191	44	190	251
7.75% convertible securities	228	228	228	228

Total potentially dilutive shares	1,060	272	1,035	479

Securities excluded from diluted earnings per share because the exercise price was greater than the average market price of the common shares:
Warrants	199	—	—	—

Stock options	268	315	281	292

11. OPERATING SEGMENTS

Network Solutions Group consists of the following operating segments: Mobility Access Solutions, Applications Solutions, Multimedia Network Solutions and Converged Core Solutions. Applications Solutions is aggregated with Mobility Access Solutions because its results are not material and do not meet the requirements for being reported separately. Applications Solutions was previously reported with our wireless business. Multimedia Network Solutions consists primarily of optical, data and access products. Converged Core Solutions consists primarily of voice networking products, including circuit switching, personal handyphone systems and next-generation switching products. The Network Operations Software reporting unit that was previously reported within the wireline business was transferred to Lucent Worldwide Services (Services). Services provides deployment, maintenance, professional and managed services in support of our product offerings and multivendor networks. Other changes to the previous reporting structure included the elimination of certain internal revenue sharing arrangements between our wireless and wireline businesses, the internal transfer of certain organizations and revised allocations of employee benefit costs that are more closely aligned with actual benefit costs for active employees. The prior period segment results were revised to conform to the new reporting structure. In addition, the revenues attributed to products and services were revised in the Consolidated Statements of Operations to conform to the new reporting structure. The accounting policies of the reportable segments are the same as those applied in the consolidated financial statements.

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

•	Bad debt and customer financing expenses and recoveries.

•	Business restructuring.

•	Revenues and expenses associated with licensing and protecting intellectual property rights.

•	Certain other general and miscellaneous costs and expenses not directly used in assessing the performance of the operating segments.

       16	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2006	2005	2006	2005

Revenues:
Mobility Access and Applications Solutions	$827	$1,187	$2,774	$3,576
Multimedia Network Solutions	454	367	1,237	1,093
Converged Core Solutions	147	189	443	614
Services	581	559	1,669	1,627

Reportable segments	2,009	2,302	6,123	6,910
Intellectual property	37	31	97	73
Other	4	7	15	27

Revenues	$2,050	$2,340	$6,235	$7,010

Operating income:
Mobility Access and Applications Solutions	$228	$438	$916	$1,297
Multimedia Network Solutions	26	15	113	19
Converged Core Solutions	20	34	36	20
Services	84	106	219	240

Reportable segments	358	593	1,284	1,576
Global sales organization	(111)	(117)	(330)	(382)
Shared services such as general corporate functions	(269)	(264)	(815)	(810)
Unallocated compensation and benefits	214	146	484	573
Bad debts and customer financings	2	53	7	75
Business restructuring	(7)	(6)	(4)	1
Winstar litigation charge	—	—	(278)	—
Other	(13)	(34)	(14)	(75)

Operating income	$174	$371	$334	$958

Two customers accounted for 25% and 11% of consolidated revenues during the three months ended June 30, 2006 and 29% and 11% of consolidated revenues during the nine months ended June 30, 2006. Two customers accounted for 31% and 13% of consolidated revenues during the three months ended June 30, 2005 and 29% and 13% of consolidated revenues during the nine months ended June 30, 2005.

12. COMMITMENTS AND CONTINGENCIES

Legal Proceedings

We are subject to legal proceedings, lawsuits, and other claims, including proceedings by government authorities. In addition, we may be subject to liabilities of some of our former affiliates under separation agreements with them. Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, unless otherwise indicated, we are unable to estimate the ultimate aggregate amounts of monetary liability or ranges of possible losses with respect to our pending litigation matters as of June 30, 2006. The resolution of these matters could have a material impact on our consolidated results of operations, financial position and cash flows. Charges of $8 million and $295 million were recognized during the three and nine months ended June 30, 2006, including charges resulting from the Winstar judgment discussed below.

Winstar

We were a defendant in an adversary proceeding originally filed in U.S. Bankruptcy Court in Delaware by Winstar and Winstar Wireless, Inc. in connection with the bankruptcy of Winstar and various related entities. The trial for this matter concluded in June 2005. The trial pertained to breach of contract and other claims against us, for which the trustee for Winstar was seeking compensatory damages of approximately $60 million, as well as costs and expenses associated with litigation. The trustee was also seeking recovery of a payment Winstar made to us in December 2000 of approximately $190 million plus interest. On December 21, 2005, the judge rendered his decision and the verdict resulted in a judgment against Lucent for approximately $244

       17	Form 10-Q - Part I

Notes to Consolidated Financial Statements
(Unaudited)

million, plus statutory interest and other costs. As a result, we recognized a $278 million charge (including related interest and other costs of approximately $34 million) in the first quarter of fiscal 2006 and an additional $6 million charge for post-judgment interest during the nine months ended June 30, 2006. In addition, $311 million of cash was used to collateralize a letter of credit that was issued during the second quarter of fiscal 2006 in connection with this matter. This judgment is under appeal with the U.S. District Court for the District of Delaware. Additional charges for post-judgment interest will be recognized in subsequent periods until this matter is resolved.

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

During the third quarter of fiscal 2005, we received subpoenas on two different matters, requesting specific documents and records. One of the subpoenas relates to a DOJ investigation of potential antitrust and other violations by various participants in connection with the federal E-Rate program. The subpoena requires us to produce documents before a grand jury of the U.S. District Court in Georgia. The second subpoena was from the Office of Inspector General, U.S. General Services Administration and relates to a federal investigation into certain sales to the federal government of telecommunications equipment and related maintenance services. During April 2006, the California Department of Justice served us with discovery requests related to sales to California governmental agencies of telecommunications equipment and related maintenance services. It is too early for us to determine whether any of these matters will have a material effect on our business, financial position, results of operations or cash flows.

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

Other Matters

On April 3, 2006, a putative class action entitled Resnick v. Lucent Technologies Inc., et al was filed against us and members of our board of directors in the Superior Court of New Jersey, Law Division, Union County. The named plaintiffs propose to represent a class of Lucent’s public shareholders and claim that, among other things, the proposed merger with Alcatel is the product of breaches of duty by Lucent’s board of directors in that they allegedly failed to maximize shareholder value in the transaction. Along with other relief, the complaint seeks an injunction against the closing of the proposed merger. We believe the action is without merit and that we have substantial defenses to the claims.

On May 12, 2006, a putative class action entitled AR Maley Trust v. Lucent Technologies Inc., et al was filed against us and the current members of our board of directors in the United States District Court for the Southern District of New York. The first amended complaint was filed on June 23, 2006. The named plaintiff proposes to represent a class of our public shareholders and claims that, among other things, the proposed merger with Alcatel constitutes a breach of duty in that defendants allegedly failed to maximize shareholder value with the transaction. Along with other relief, the complaint seeks an injunction against the closing of the proposed merger. We believe the action is without merit and that we have substantial defenses to the claims.

On August 8, 2003, NGC filed an action in the U.S. District Court for the Southern District of New York against us, certain former officers and employees, our subsidiary, Lucent Technologies International Inc., certain unaffiliated individuals and an unaffiliated company, alleging violations of the Racketeer Influenced Corrupt Organizations Act (RICO) and other improper activities. These allegations relate to activities in Saudi Arabia in connection with certain telecommunications contracts involving Lucent, the Kingdom of Saudi Arabia and other entities. The complaint seeks damages in excess of $63 million, which could be tripled under RICO. The allegations in this complaint appear to arise out of certain contractual disputes between NGC and Lucent that are the subject of a separate case that NGC previously filed against us in U.S. District Court in New Jersey and other related proceedings brought by NGC in Saudi Arabia. On March 1, 2006, the District Court in New York granted our motion to dismiss the case in its entirety. NGC has filed a notice of appeal. Some of the claims brought by NGC in the New Jersey action have been dismissed, but that case and the other claims in Saudi Arabia are still pending.

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

We remain secondarily liable for approximately $140 million of lease obligations as of June 30, 2006, that were assigned to Avaya, Agere and purchasers of other businesses that were divested. The remaining terms of these assigned leases and our corresponding guarantees range from one month to 14 years. The primary obligor under assigned leases may terminate or restructure the lease obligation before its original maturity and thereby relieve us of our secondary liability. We generally have the right to receive indemnity or reimbursement from the assignees and have not reserved for losses on this form of guarantee.

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

(in millions)	2006	2005

Reserve as of September 30	$257	$297
Accruals for warranties, net	48	42
Payments	(96)	(54)

Reserve as of June 30	$209	$285

Environmental Matters

Our current and historical operations are subject to a wide range of environmental laws. In the United States, these laws often require parties to fund remedial action regardless of fault. We have remedial and investigatory activities underway at numerous current and former facilities.

Environmental reserves of $90 million have been established for environmental liabilities that can be reasonably estimated as of June 30, 2006. These reserves are not discounted to present value. We have receivables of $19 million with respect to environmental matters due from third-party indemnitors as of June 30, 2006. Receivables are recorded only if the indemnitors have agreed to pay the claims and management believes

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

It is often difficult to estimate the future impact of environmental matters, including potential liabilities, due to the above factors and the lengthy time periods involved in resolving them, which may be up to 30 years or longer. Although we believe that our reserves are currently adequate, there can be no assurance that the amount of capital expenditures and other expenses that will be required for remedial actions and compliance with applicable environmental laws will not exceed the amounts reflected in reserves or will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. Any possible loss or range of possible loss that may be incurred in excess of amounts provided for as of June 30, 2006 cannot be reasonably estimated.

13. RECENT PRONOUNCEMENTS

During June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which clarifies the accounting for uncertainty in income taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effects, if any, that this Interpretation may have on our consolidated financial statements.

       21	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), contains statements regarding future performance, events or developments, including the proposed transaction between Lucent and Alcatel, the expected timetable for completing the proposed transaction and other statements about Lucent managements’ future expectations, beliefs, goals, plans or prospects that are based on current expectations, estimates, forecasts and projections about Lucent, as well as Lucent’s future performance and the industries in which it operates, in addition to managements’ assumptions. These statements constitute forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements which are not statements of historical facts. These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to assess. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. These risks and uncertainties are based upon a number of important factors including, among others: our ability to operate effectively in a highly competitive industry with many participants; our ability to keep pace with technological advances and correctly identify and invest in the technologies that become commercially accepted; our reliance on a small number of key customers; the ability to consummate the proposed transaction with Alcatel; difficulties and delays in achieving synergies and cost savings; potential difficulties in meeting conditions set forth in the definitive merger agreement entered into by Lucent; fluctuations in the telecommunications market; the pricing, cost and other risks inherent in long-term sales agreements; exposure to the credit risk of customers; reliance on a limited number of contract manufacturers to supply products we sell; the social, political and economic risks of our global operations; the costs and risks associated with pension and postretirement benefit obligations; the complexity of products sold; changes to existing regulations or technical standards; existing and future litigation; difficulties and costs in protecting intellectual property rights and exposure to infringement claims by others; and compliance with environmental, health and safety laws. For a more complete list and description of such risks and uncertainties, refer to Lucent’s Form 10-K for the year ended September 30, 2005 as well as other filings by Lucent with the U.S Securities and Exchange Commission (the “SEC”). Except as required under the US federal securities laws and the rules and regulations of the SEC, we disclaim any intention or obligation to update any forward-looking statements after the distribution of this quarterly report, whether as a result of new information, future events, developments, changes in assumptions or otherwise.

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

There has been consolidation among certain service providers as they look to expand their scope and scale while improving cost efficiencies. This industry dynamic presents both challenges and opportunities for equipment vendors. One potential challenge may come in the form of rationalized capital spending in the future. In addition, integration activities may delay new network deployments. However, we anticipate that there will also be opportunities, as carriers will require assistance integrating these large, complex networks. Also, depending on the service providers involved, some of the consolidation could enable certain vendors to extend their reach into customers that were previously focused on different technologies or areas.

We continue to believe the telecom industry is in the early stages of a multiyear transformation to next-generation networks. As a result we have been focusing on certain high-growth areas, such as services, Internet protocol (IP) multimedia subsystem (IMS), broadband access, optical and next generation mobile high-speed data. As this transformation progresses, our customers are increasingly focused on deploying new IP-

       22	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

based, revenue-generating services that will differentiate their businesses and build customer loyalty. However, the actual trialing, testing and deployment of these new technologies will take time. This is a long-term technology transition, which will create opportunities for us and our customers in growth areas such as mobile high-speed data, broadband access, metro optical networking and voice over Internet protocol (VoIP) solutions, as well as in professional and managed services. We are working to turn these technologies and opportunities into cost-effective offers for our customers.

Within this environment, certain service providers are currently investing to meet growing capacity demands. These demands are being driven by the coverage requirements, subscriber growth and traffic increases that place demands on networks of all kinds. In addition, service providers have increased investments in the systems, software and technologies that enable next-generation converged services that cut across wireline and wireless, as well as voice, video and data. There is also a growing interest in content such as games, music and entertainment.

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

These actions allow us to more effectively focus our efforts and resources on pursuing high-growth areas where we have strong technology, market or customer advantages. We believe that focusing on these areas allow us to serve our customers better and provides us with the best opportunity to profitably grow the business.

Our revenues are subject to fluctuation as a result of changes in customer spending patterns and short-term capital requirements, as well as the timing of customer acceptances. Revenues during the nine months of fiscal 2006 were lower than the comparable prior year period, primarily due to lower sales in the U.S. and APaC region, including China and to a lesser extent, India.

Our EV-DO Rev A solution is expected to be commercially available in late September. Assuming that our EV-DO-Rev A and HSDPA rollouts remain on track, we expect that mobility deployments in North America will enable us to make the fourth quarter our highest quarterly revenue period for fiscal 2006 by a significant margin.

Capital spending in our target markets can change rapidly and can vary over short periods of time. In addition, the timing of customer orders, deployments and acceptances for large network build-outs as well as the general availability of products and software releases may also impact future revenues. As a result of this uncertainty, it is difficult to make accurate forecasts of near- and long-term results and cash flow. In addition, because a limited number of customers account for a significant amount of our revenue, our results are subject to fluctuation due to changes in spending by one or more of these customers.

       23	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table includes certain financial information.

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2006	2005	change	2006	2005	change

Mobility Access and Applications Solutions	$827	$1,187	(30%)	$2,774	$3,576	(22%)
Multimedia Network Solutions	454	367	24%	1,237	1,093	13%
Converged Core Solutions	147	189	(22%)	443	614	(28%)
Services	581	559	4%	1,669	1,627	3%
Other	41	38	8%	112	100	12%

Revenues	$2,050	$2,340	(12%)	$6,235	$7,010	(11%)

Gross margin	$839	$1,052	$(213)	$2,616	$3,011	$(395)
Gross margin rate	41%	45%	(4 pts )	42%	43%	(1 pt )

Operating expenses	$665	$681	$(16)	$2,282	$2,053	$229
Percentage of revenue	32%	29%	3 pts	37%	29%	8 pts

Operating income	$174	$371	$(197)	$334	$958	$(624)
Other income, net	27	52		156	49
Interest expense	82	85		247	259
Income taxes	40	(34)		87	(65)

Net income	$79	$372	$(293)	$156	$813	$(657)

As discussed in more detail throughout our MD&A:

•

Mobility Access and Applications Solutions revenues decreased primarily due to lower CDMA sales in the U.S. and China. Multimedia Network Solutions revenues increased due to higher sales of data and optical products. Converged Core Solutions revenues decreased due to lower sales of legacy circuit switching and Personal Handyphone Systems (PHS), as declines in these product sales continue to outpace growth in spending on next generation technologies. Services revenues increased due to higher deployment services.

•

The gross margin rate decreased in both of the current periods presented. The decrease in gross margin rate was primarily driven by the unfavorable impact of lower revenues, competitive pricing pressures, a lower net pension and postretirement benefit credit (net pension credit) and revised estimates related to long-term contracts in certain periods, partially offset by the favorable impact of lower accruals for employee incentive awards. The decrease in gross margin rate was more significant during the three-month period primarily due to an unfavorable product and geographic mix.

•

Operating expenses increased from the nine-month comparable prior-year period primarily due to the Winstar litigation charge of $278 million recognized during the first quarter of fiscal 2006 and a lower net pension credit offset in part by lower accruals for employee incentive awards.

•	The net pension credit was $104 million and $322 million during the three and nine months ended June 30, 2006, a decrease of $74 million and $211 million, respectively.

•

Operating income was favorably impacted by $150 million and $192 million as a result of lower accruals for employee incentive awards during the three and nine-month periods due to lower than targeted performance in the current periods.

•

In addition to interest income realized in both periods, other income included charges related to changes in the estimated fair value of the warrants issued as part of the global settlement of our shareowner litigation during the first quarter of fiscal 2005 and interest income related to income tax settlements.

       24	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•

Income taxes were primarily attributed to non-U.S. earnings and to U.S. deferred taxes associated with retiree benefits. We expect to recognize approximately $160 million of income taxes during fiscal 2006, including non-cash U.S. deferred taxes of approximately $100 million. The balance is attributable to non-U.S. income taxes. During the three and nine months ended June 30, 2005, income tax benefits and interest income were recognized due to the favorable resolution of certain prior period tax matters.

•

Cash and cash equivalents and marketable securities decreased $1.2 billion to $3.7 billion during the nine months ended June 30, 2006, primarily due to the timing of annual and long-term employee incentive award payments, additional use of working capital, legal settlements and cash used to collateralize a letter of credit that was issued in connection with the Winstar judgment and for the Riverstone acquisition.

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

SFAS 123R was adopted on October 1, 2005. Refer to Note 4 to our unaudited consolidated financial statements for further information. There were no other accounting policies adopted during the nine months ended June 30, 2006 that had a material effect on our financial condition and results of operations.

CONSOLIDATED RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED JUNE 30, 2006 VERSUS THREE AND NINE MONTHS ENDED JUNE 30, 2005

Revenues

	Three months ended June 30,				Nine months ended June 30,
(in millions)	2006		2005		2006		2005

Mobility Access and Applications Solutions	$827	40%	$1,187	51%	$2,774	44%	$3,576	51%
Multimedia Network Solutions (MNS)	454	22%	367	16%	1,237	20%	1,093	16%
Converged Core Solutions (CCS)	147	7%	189	8%	443	7%	614	9%
Services	581	29%	559	24%	1,669	27%	1,627	23%
Intellectual property	37	2%	31	1%	97	2%	73	1%
Other	4	—	7	—	15	—	27	—

Revenues	$2,050	100%	$2,340	100%	$6,235	100%	$7,010	100%

U.S.	$1,270	62%	$1,523	65%	$4,109	66%	$4,422	63%
Other Americas (Canada, Caribbean & Latin America)	169	8%	180	7%	512	8%	530	8%
EMEA (Europe, Middle East & Africa)	393	19%	318	14%	984	16%	973	14%
APaC (Asia Pacific & China)	218	11%	319	14%	630	10%	1,085	15%

Revenues	$2,050	100%	$2,340	100%	$6,235	100%	$7,010	100%

Revenues decreased by 12% and 11% during the three and nine months ended June 30, 2006, primarily within the Mobility Access and Applications Solutions and CCS segments. Refer to the segment discussion later in this MD&A for information on changes in revenues by segment and product.

The decrease in the U.S. during the three months ended June 30, 2006 was primarily due to lower Mobility Access and Applications Solutions revenues driven by lower sales to our two largest customers. The decrease in APaC was primarily due to lower CDMA sales in China driven by further delays in the issuance of 3G licenses and the continuing reduction in PHS sales in China. The decrease in Other Americas was due to lower sales in Canada. The increase in EMEA was primarily due to higher data networking products sales.

       25	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The revenue decrease in the U.S. and non-U.S. regions during the nine months ended June 30, 2006 was primarily due to similar reasons noted above and to a lesser extent, our limited participation in highly competitive market opportunities in India.

Changes in foreign currency rates did not have a material impact to our consolidated revenues during the interim fiscal 2006 periods.

Gross Margin

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2006	2005	2006	2005

Gross margin	$839	$1,052	$2,616	$3,011
Gross margin rate	41%	45%	42%	43%

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

The following factors impacted changes in our gross margin rate from the comparable three and nine month prior year periods:

•	The impact of a lower net pension credit decreased the gross margin rate by one percentage point.

•	The impact of lower accruals for employee incentive awards increased the gross margin rate by two percentage points and one percentage point, respectively.

•	The impact of revised estimates related to long-term contracts in certain periods decreased the gross margin rate by one percentage point.

•	The impact of less absorption of fixed costs due to lower volume decreased the gross margin rate by one percentage point.

•

Historically, our gross margin rates are generally higher in our wireless business as compared to our wireline and services businesses, and higher in the U.S. as compared to non-U.S. regions. The impact of changes in the percentage of U.S. revenues to the consolidated revenues and other factors including pricing and product mix accounted for most of the remaining changes in the gross margin rate.

       26	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Expenses

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2006	2005	change	2006	2005	change

Marketing and sales (M&S)	$217	$235	$(18)	$660	$715	$(55)
General and administration (G&A)	147	202	(55)	463	544	(81)

Selling, general and administrative (SG&A) expenses, excluding the following three items:	364	437	(73)	1,123	1,259	(136)
Winstar litigation	—	—	—	278	—	278
Recovery of bad debts and customer financings	(2)	(53)	51	(7)	(75)	68
Amortization of other acquired intangible assets	8	4	4	16	12	4

SG&A	370	388	(18)	1,410	1,196	214
Research and development (R&D)	276	287	(11)	856	858	(2)
IPR&D	12	—	12	12	—	12
Business restructuring	7	6	1	4	(1)	5

Operating expenses	$665	$681	$(16)	$2,282	$2,053	$229

Operating expenses increased from the nine-months comparable prior year period mainly due to the Winstar litigation charges. Refer to Note 12 to our unaudited consolidated financial statements for further discussion on this matter.

SG&A

Excluding the impact of bad debt and customer financing and amortization of other acquired intangible assets, SG&A decreased by $73 million during the three months ended June 30, 2006. Reductions of $18 million are primarily attributed to lower average workforce levels and discretionary spending. Lower accruals for employee incentive awards of $60 million (including the impact of sales compensation), lower stock-based compensation expense of $4 million and lower litigation charges of $18 million also contributed to the decrease.

The impact of these items more than offset a $23 million lower net pension and postretirement benefit credit and $4 million in less favorable settlements for non-income tax matters and other disputes.

Excluding the impact of the Winstar litigation charge, bad debt and customer financing and amortization of other acquired intangible assets, SG&A decreased by $136 million during the nine months ended June 30, 2006. Reductions of $72 million were primarily attributed to lower average workforce levels and discretionary spending. Lower accruals for employee incentive awards of $88 million (including lower sales compensation), lower litigation charges of $30 million and more favorable settlements of non-income tax matters and other disputes of $17 million also contributed to the decrease.

The impact of these items more than offset a $64 million lower net pension and postretirement benefit credit and $7 million of higher stock-based compensation expense.

R&D

Our R&D programs are focused on enhancing, expanding and evolving our broad portfolio of leading edge technologies and reshaping our product portfolio to capture convergence opportunities. In addition, our R&D investment also supports Bell Labs long-term research programs in such areas as computer science, materials science and bioengineering. We believe our current R&D spending levels and plans are aligned with current and expected market opportunities.

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

       27	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2006	2005	2006	2005

Costs capitalized	$59	$64	$178	$179

Amortization	57	65	165	200

R&D decreased by $11 million during the three months ended June 30, 2006. The decrease was primarily attributed to the effect of lower accruals for fiscal 2006 employee incentive awards of $51 million.

The impact of this item more than offset a $28 million lower net pension credit, $5 million of higher stock-based compensation expense and $7 million higher headcount related expense and discretionary spending which resulted from the Riverstone acquisition.

R&D decreased by $2 million during the nine months ended June 30, 2006. The decrease was primarily attributed to the effect of lower accruals for fiscal 2006 employee incentive awards of $66 million as well as lower average workforce levels and less discretionary spending of $35 million.

The impact of these items more than offset an $81 million lower net pension credit and $18 million of higher stock-based compensation expense.

IPR&D

IPR&D charges of $12 million resulted from the Riverstone acquisition. IPR&D represents technology that has not reached technological feasibility and has no alternative future use. Refer to Note 8 to our unaudited consolidated financial statements for information regarding the purchase price allocation.

Business restructuring

We have essentially completed our restructuring actions but continue to evaluate the remaining restructuring reserves at the end of each reporting period. There may be additional charges or reversals, primarily related to estimates of facility closing costs, including expected sublease income. Actual costs have differed from estimated amounts in the past. Refer to Note 5 to our unaudited consolidated financial statements for details on the changes in our business restructuring reserves.

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

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2006	2005	2006	2005

Pension benefit credit	$(164)	$(244)	$(493)	$(730)
Postretirement benefit cost	60	66	171	197

Net pension and postretirement benefit credit	$(104)	$(178)	$(322)	$(533)

Postemployment benefit cost	$26	$20	$68	$54

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

Globally, based on preliminary estimates for certain asset classes, the fair market value of assets held in pension trusts was approximately $34 billion as of June 30, 2006. Almost all of these assets are related to the U.S. pension plans.

During the third quarter of fiscal 2006, the allocation of U.S. pension plan assets was changed as part of a routine periodic review. The overall pension plan asset portfolio now reflects a balance of investments split about 50/50 between equity and fixed-income securities compared to the previous split of about 75 percent equity and 25 percent fixed income. We believe this action was prudent given the demographics, funded status and future obligations for our pension plans.

The shift in asset allocation from equities to fixed income securities related to the occupational pension plan whose beneficiaries include formerly represented retirees. Assets in this pension plan are currently well in excess of liabilities, and the plan fiduciaries, acting in accordance with advice from an independent external asset allocation advisor, determined that a higher allocation to fixed income securities would be in the best interests of the plan participants.

As a result of this change in asset allocation, we currently anticipate the expected rate of return on plan assets will decrease by about one percentage point during fiscal 2007. The fiscal 2007 net pension credit will be impacted by this change as well as by other important factors such as the discount rate, which will be driven by prevailing interest rates at September 30, 2006 and differences between our actuarial assumptions and actual results for this fiscal year. We currently expect a reduction in the fiscal 2007 net pension credit of approximately $225 million as a result of these changes and factors. Actual result may differ from these preliminary expectations.

Stock-Based Compensation Expense

SFAS 123R was adopted on October 1, 2005, which now requires among other items, the recognition of stock option expense in the results of operations. The modified prospective transition method was elected, therefore prior period results were not restated. Stock-based compensation expense was $19 million and $16 million during the three months ended June 30, 2006 and 2005, respectively, and $63 million and $30 million during the nine months ended June 30, 2006 and 2005, respectively.

Stock-based compensation expense recognized in the results of operations during the three and nine months ended June 30, 2006 was $54 million and $176 million lower than the pro forma amount determined under the fair value-based method and disclosed in accordance with SFAS 123 for the respective comparable prior year periods. This reduction was primarily due to the amortization of previously unvested awards over the original vesting periods and lower fair value amounts attributed to the more recent awards. There were no significant modifications to existing awards or acceleration of vesting periods during fiscal 2005 and the nine months ended June 30, 2006.

Refer to Note 4 to our unaudited consolidated financial statements for more information on stock-based compensation.

       29	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other Income, net

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2006	2005	2006	2005

Legal (settlements) recoveries	$18	$17	$18	$(68)
Winstar post-judgment interest	(3)	—	(6)	—
Interest on tax matters	1	20	3	79
Interest income	44	29	133	83
Minority Interest	(4)	(20)	31	(35)
Gain (loss) on sale of investments, net	(3)	1	(12)	(1)
Other-than-temporary write-downs of investments	(5)	(5)	(7)	(16)
Merger related expenses	(8)	—	(11)	—
Miscellaneous, net	(13)	10	7	7

Other income, net	$27	$52	$156	$49

Legal (settlements) recoveries during the three and nine months ended June 30, 2006 was related to a third party indemnification associated with the previously settled consumer products leasing lawsuit. The legal settlement charge during the nine months ended June 30, 2005 was primarily related to the changes in fair market value of warrants issued in connection with the global settlement of our shareowner lawsuit of $71 million (offset by recoveries from fiduciary insurance companies of $17 million during the third quarter of fiscal 2005) and to a lesser extent other litigation settlements of $14 million.

Interest on tax matters was primarily related to our favorable resolution of income tax audits, including the favorable resolution of certain tax issues under tax sharing agreements with AT&T, Avaya and Agere.

The increase in interest income was primarily due to higher average marketable securities balances and higher interest rate yields.

One of our joint ventures recognized a loss during the nine months ended June 30, 2006 resulting in a minority interest share of the losses. The loss recognized by the joint venture during the nine months ended June 30, 2006 included internal pricing adjustments related to certain prior periods.

Merger related expenses included third party professional fees that are directly attributable to the pending merger transaction with Alcatel.

Interest Expense

Interest expense decreased by $3 million and $12 million during the three and nine months ended June 30, 2006, respectively, due to the early extinguishment of convertible securities and other debt obligations.

Income Taxes

	Three months ended June 30,		Nine months ended June 30,
(in millions)	2006	2005	2006	2005

U.S. deferred taxes	$26	$—	$42	$—
Favorable resolution of prior period tax audits	(9)	(56)	(9)	(111)
Non-U.S. and state income taxes attributed to pre-tax income	23	22	54	46

Income taxes	$40	$(34)	$87	$(65)

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

Our assumptions regarding the future tax consequences of retiree benefits might change for various reasons, including changes in legislation, actual return on plan assets, Section 420 transfers, or changes in plan design. Such changes could impact our valuation allowance assessment and necessitate additional charges. In addition, we have deferred tax assets attributed to additional minimum pension liabilities that were established through direct charges to equity. If these liabilities were to reverse in future periods, charges to our results of operations will be required for the related deferred tax impacts. The potential deferred tax charges associated with these liabilities were $1.3 billion as of September 30, 2005.

During the prior periods, certain income tax benefits were recognized due to the favorable settlement of audit matters related to the years 1990 through 2002, including matters with a previously merged company and the settlement of certain matters under tax sharing agreements with AT&T, Avaya and Agere. We also recognized interest income related to these settlements, which is included in other income.

We expect to recognize approximately $160 million of income tax expense during fiscal 2006, including non-cash impacting U.S. deferred taxes of approximately $100 million to offset the anticipated net liability position described above. The remaining amounts are attributable to non-U.S. income taxes. The expected remaining tax expense will be recognized in the fourth quarter of fiscal 2006 and could change as a result of a number of variables, including our assessment of the future realization of deferred tax assets.

Results of Operations by Segment

Mobility Access and Applications Solutions

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2006	2005	change	2006	2005	change

U.S.	$655	$898	(27%)	$2,253	$2,668	(16%)
Non–U.S.	172	289	(40%)	521	908	(43%)

Total revenues	$827	$1,187	(30%)	$2,774	$3,576	(22%)

Segment income	$228	$438	$(210)	$916	$1,297	$(381)

Three months ended June 30, 2006 versus June 30, 2005

Mobility Access and Applications Solutions revenues reflected a $346 million decrease in Mobility Access Solutions and $14 million decrease in Applications Solutions. U.S. revenues decreased primarily due to a slow-down in spending on some of our current-generation wireless solutions, including lower CDMA sales to our two largest customers as certain initial stages of large high-speed data network build-outs are nearing completion. Expansion and upgrades for these high-speed data network build outs, combined with similar deployments by other customers, will continue to drive our CDMA revenues in the U.S. These two customers accounted for 62% and 68% of total Mobility Access and Applications Solutions revenues during the third quarter of fiscal 2006 and 2005, respectively. Including these two customers, the five largest Mobility Access and Applications Solutions customers accounted for 84% and 82% of total Mobility Access and Applications Solutions revenues during the third quarter of fiscal 2006 and 2005, respectively. Non-U.S. revenues decreased primarily due to lower CDMA sales in China driven by the delay of 3G licenses and to a lesser extent, lower UMTS data card and applications sales in EMEA and our selective participation in highly competitive market opportunities in India.

Approximately 86% of Mobility Access and Applications Solutions revenues are currently generated from CDMA technology. We expect revenues related to a large UMTS contract in the U.S. will continue to grow during the fourth quarter of fiscal 2006. We are conducting third-generation UMTS / W-CDMA trials in China.

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

Future quarterly revenue trends may be volatile as a result of the high concentration of revenue among a limited number of customers and the resulting exposure to their spending patterns and the general availability of next generation products. Our EV-DO Rev A solution is expected to be commercially available in late September.

R&D investment in Mobility Access and Application Solutions is focused primarily on CDMA and UMTS next generation technologies and includes expenses associated with UMTS product trials with certain customers. This investment continues to support our leadership position in spread-spectrum technology and our development of high-speed mobile data solutions.

Segment income decreased due to a $207 million decrease in gross margin and a $3 million increase in operating expenses. The decrease in gross margin was primarily due to lower sales volume.

Nine months ended June 30, 2006 versus June 30, 2005

Mobility Access and Applications Solutions revenues decreased due to a $783 million decrease in Mobility Access Solutions and $19 million decrease in Applications Solutions. U.S. revenues decreased primarily due to lower CDMA sales to our two largest customers. These two customers accounted for 67% and 66% of total Mobility Access and Applications Solutions revenues during the nine months ended June 30, 2006 and 2005, respectively. Including these two customers, the five largest Mobility Access and Applications Solutions customers accounted for 82% and 81% of total Mobility Access and Applications Solutions revenues during the nine months ended June 30, 2006 and 2005, respectively. Non-U.S. revenues decreased primarily due to lower CDMA sales in China driven by the delay of 3G licenses and to a lesser extent, lower UMTS data card sales in EMEA and our selective participation in highly competitive market opportunities in India.

Segment income decreased primarily due to a $377 million decrease in gross margin and a $4 million increase in operating expenses. The decrease in gross margin was primarily due to lower sales volume.

Multimedia Network Solutions (MNS)

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2006	2005	change	2006	2005	change

Data and Access	$240	$163	47%	$574	$516	11%
Optical networking	214	204	5%	663	577	15%

Total revenues	$454	$367	24%	$1,237	$1,093	13%

U.S.	$169	$150	13%	$537	$424	27%
Non–U.S.	285	217	31%	700	669	5%

Total revenues	$454	$367	24%	$1,237	$1,093	13%

Segment income	$26	$15	$11	$113	$19	$94

Three months ended June 30, 2006 versus June 30, 2005

MNS revenues increased by $87 million. U.S. revenues increased primarily due to higher data networking sales. Non-U.S. revenues increased primarily from higher data networking sales in Europe, partially offset by lower data and access sales in APaC. Five customers accounted for 42% and 45% of MNS revenues during the third quarter of fiscal 2006 and 2005, respectively.

       32	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

R&D investment in MNS supports a broad array of current and next generation technologies, including metro optical and broadband networking solutions.

Segment income increased due to a $33 million increase in gross margin that was partially offset by a $22 million increase in operating expenses. The higher gross margin resulted from an increase in the gross margin rate and higher revenues. The increase in the gross margin rate was due to a more favorable product mix and lower incurred costs and software amortization. The increase in operating expenses was primarily due to expenses related to the Riverstone acquisition including in-process R&D, intangible asset amortization and additional headcount related expenses.

Nine months ended June 30, 2006 versus June 30, 2005

MNS revenues increased by $144 million. U.S. revenues increased primarily due to higher optical networking sales. Non-U.S. revenues increased primarily from higher data and access sales in Europe, partially offset by lower sales of all MNS products in APaC. Five customers accounted for 42% and 40% of MNS revenues during the nine months ended June 30, 2006 and 2005, respectively.

Segment income increased due to an $80 million increase in gross margin and a $14 million decrease in operating expenses. The higher gross margin resulted from an increase in the gross margin rate and higher revenues. The increase in the gross margin rate was primarily due to a more favorable product mix and lower inventory related charges. The decrease in operating expenses was primarily due to lower R&D spending attributed to lower average employee workforce levels and discretionary spending, partially offset by expenses related to the Riverstone acquisition noted above.

Converged Core Solutions (CCS)

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2006	2005	change	2006	2005	change

U.S.	$84	$106	(21%)	$249	$311	(20%)
Non–U.S.	63	83	(24%)	194	303	(36%)

Total revenues	$147	$189	(22%)	$443	$614	(28%)

Segment income	$20	$34	$(14)	$36	$20	$16

Three months ended June 30, 2006 versus June 30, 2005

CCS revenues declined by $42 million. The decline in U.S. revenues was attributed to circuit switching products. Lower non-U.S. sales were attributed to lower PHS sales in China. Five customers accounted for 47% and 57% of CCS revenues during the third quarter of fiscal 2006 and 2005, respectively.

Circuit switching revenues declined by $24 million to $73 million. PHS revenues declined by $24 million to $26 million. Traditional circuit switching product sales have been declining at a faster rate than the growth in next generation technologies. This decline is more prevalent in the U.S. PHS sales declined as service providers in China curtailed their spending in preparation for transitioning to 3G networks. CCS’s remaining revenues consisted primarily of sales of next generation switching products and refurbished equipment.

Although customer-spending levels for CCS products may not change significantly in the aggregate, the mix of what is purchased is likely to continue to change or fluctuate. Our future revenues will be impacted by our success in offering a product portfolio that effectively addresses customer needs. CCS revenues may continue to decline due to the transition to next generation networks.

R&D investment in CCS supports a broad array of current and next generation technologies, including IP Multi-Media Subsystem and VoIP.

       33	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment income decreased due to an $18 million decrease in gross margin that was partially offset by a $4 million decrease in operating expenses. The decrease in gross margin was due to lower revenues.

Nine months ended June 30, 2006 versus June 30, 2005

CCS revenues declined by $171 million. The decline in U.S. revenues was attributed to circuit switching products. Lower non-U.S. sales were attributed to lower PHS sales in China. Five customers accounted for 47% and 57% of CCS revenues during the nine months ended June 30, 2006 and 2005, respectively.

Circuit switching revenues declined by $77 million to $226 million. PHS revenues declined by $103 million to $74 million. The reasons for the decline in circuit switching and PHS are similar to the reasons noted above. CCS’s remaining revenues consisted primarily of sales of next generation products and refurbished equipment.

Segment income increased primarily due to an $18 million decrease in operating expense. The decrease in operating expense was due to lower R&D spending attributed to lower average employee workforce levels and higher SG&A expense from a legal settlement in the prior year period.

Services

	Three months ended June 30,			Nine months ended June 30,
(in millions)	2006	2005	change	2006	2005	change

U.S.	$321	$331	(3%)	$958	$920	4%
Non–U.S.	260	228	14%	711	707	1%

Total revenues	$581	$559	4%	$1,669	$1,627	3%

Segment income	$84	$106	$(22)	$219	$240	$(21)

Three months ended June 30, 2006 versus June 30, 2005

Services revenues increased by $22 million. U.S. revenues decreased primarily due to lower government revenues as a result of the completion of a project in Iraq partially offset by an increase in deployment services related to a UMTS contract. Non-U.S. revenues increased primarily from higher maintenance and deployment revenues in Europe. Five customers accounted for 45% and 49% of Services revenues during the third quarter of fiscal 2006 and 2005, respectively.

Segment income decreased due to a $30 million decrease in gross margin that was partially offset by an $8 million decrease in operating expenses. The decrease in gross margin was driven by a lower gross margin rate attributed primarily to services and geographic mix. The decrease in operating expense was primarily attributed to lower average workforce levels.

Nine months ended June 30, 2006 versus June 30, 2005

Services revenues increased by $42 million. U.S. revenues increased due to multi-vendor maintenance contracts, managed services and deployment services related to a UMTS contract, offset by lower government revenues. Non-U.S. revenues were essentially flat. The increase in revenues in EMEA and Other Americas were offset by the decrease in revenues in APaC. Five customers accounted for 47% and 46% of Services revenues during the nine months of fiscal 2006 and 2005, respectively.

Professional services revenues decreased by $50 million primarily due to lower government revenues.

Segment income decreased due to a $52 million decrease in gross margin that was partially offset by a $31 million decrease in operating expenses due to similar reasons described in the three-month discussion above.

       34	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and marketable securities decreased by $1.2 billion to $3.7 billion during the nine months ended June 30, 2006 primarily due to the payment of fiscal 2005 employee incentive awards, additional working capital and cash used to collateralize a letter of credit that was issued in connection with the Winstar judgment and for the Riverstone acquisition. Summarized cash flow information and key working capital metrics are as follows.

	Nine months ended June 30,
(in millions)	2006	2005	change

Net income	$156	$813	$(657)
Non-cash items	(9)	(202)	193
Changes in working capital	(223)	24	(247)
Other changes	(525)	(935)	410

Operating activities	$(601)	$(300)	$(301)

Investing activities	$(470)	$(1,069)	$599

Financing activities	$25	$(294)	$319

Days sales outstanding in accounts receivable	68	50	18
Inventory turnover	6.3	5.7	0.6
Days sales outstanding in working capital	46	25	21

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

Changes in working capital requirements include changes in receivables, inventories and contracts in process, accounts payable and deferred revenue. Working capital requirements are impacted by the timing of cash collections, customer billings and accounts payable disbursements. We periodically sell certain non-U.S. receivables with extended payment terms where it is cost effective to do so. We sold $80 million and $172 million of receivables during the nine months ended June 30, 2006 and 2005, respectively. This impact is reflected in the changes in receivables. Receivables with extended billing terms were $326 million and $225 million as of June 30, 2006 and September 30, 2005, respectively.

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

Changes in other operating assets and liabilities (reflected above as “other changes”) during the nine months ended June 30, 2006 included the payment of fiscal 2005 incentive awards, capitalized software of $178 million, legal settlement payments of $100 million, funding of $49 million for deferred compensation and non-qualified pension benefits related to certain current and retired officers, partially offset by the impact of $284 million of

       35	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

reserves (including $6 million of post judgment interest) provided for as a result of the Winstar judgment. Changes reflected in the comparable prior-year period included the payment of fiscal 2004 employee incentive awards of $600 million, the final payment related to our shareowner lawsuit settlement of $215 million, cash outlays for our restructuring program of $55 million, capitalized software of $179 million, partially offset by $201 million of proceeds from our welfare benefits trusts as a reimbursement for prior period management health care contributions. Cash flow from operating activities also included net tax payments of $10 million and $156 million (including related interest) during the nine months ended June 30, 2006 and 2005, respectively.

Investing Activities

Investing activities included net sales and maturities of $177 million and net purchases of $925 million of marketable securities during the nine months ended June 30, 2006 and 2005, respectively. We may continue to purchase and sell marketable securities in an attempt to improve our investment returns. During the third quarter of fiscal 2006, we used $200 million of cash (including $3 million of acquisition related fees) to purchase certain net assets of Riverstone Networks, a supplier of carrier-grade Ethernet routers for the telecommunications industry. Changes in restricted cash included $311 million of cash used to collateralize a letter of credit issued in connection with the Winstar judgment during the second quarter of fiscal 2006 and $10 million of cash held in escrow that will be paid to Riverstone upon the favorable resolution of certain acquisition related contingencies. The remaining cash used in investing activities was for capital expenditures, including internal use software.

Financing Activities

Cash used in connection with the early extinguishment of certain debt obligations was $15 million and $419 million during the nine months ended June 30, 2006 and 2005, respectively. Cash provided from the issuance of common shares for certain employee benefit plans was $44 million and $121 million during the nine months ended June 30, 2006 and 2005, respectively.

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

Future Capital Requirements and Funding Sources

We do not expect that our operations will generate cash on a sustainable basis until our pre-tax income exceeds the amount of net non-cash income items, which have been driven primarily by our pension credit. Our pension credit was $973 million and $493 million during fiscal 2005 and the nine months ended June 30, 2006, respectively. Our cash requirements during the next few years are primarily related to funding our operations, retiree health care obligations, capital expenditures, potential acquisitions, debt obligations and related interest and other matters discussed below.

Debt obligations relating to the 7.25% notes of $368 million matured and were paid during July 2006. We also have the right to redeem $486 million of 8% convertible securities for cash after August 14, 2006. These securities are redeemable at the option of the holders on August 2, 2007 whereby we have the right to satisfy the redemption with cash, shares of our common stock, or a combination of both.

We believe our cash and cash equivalents of $1.4 billion and marketable securities of $2.3 billion as of June 30, 2006 are sufficient to fund our cash requirements for fiscal 2006 as well as the following few years. However, we cannot provide assurance that our actual cash requirements will not be greater than we currently expect. If sources of liquidity are not available or if we cannot generate sufficient cash flow from operations, we might be required to obtain additional sources of funds through additional operating improvements, capital market transactions, asset sales or financing from third parties, or a combination thereof. We cannot provide

       36	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

assurance that these additional sources of funds will be available or, if available, would have reasonable terms.

The remaining cash requirements for our restructuring program are expected to be $120 million, primarily for lease obligations over the remaining lease terms, net of expected sublease rental income of $71 million. The cash requirement could increase in the future if the expected sublease income is not realized.

We currently do not expect to make contributions to our qualified U.S. pension plans through fiscal 2007. We are unable to provide an estimate of future funding requirements beyond fiscal 2007 for our U.S. pension plans. Based on our actuarial projections and current law, we believe it is unlikely that any required contributions would have a material effect on our liquidity during fiscal 2008 through fiscal 2010. Legislative changes were recently passed by the U.S. Congress that would impact U.S. pension plans, if signed into law by the President (the Pension Protection Act of 2006). The Act contains Section 420 Amendments that we have been pursuing as discussed in more detail below. The Act would also alter the manner in which liabilities and asset values are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to under-funded pension plans would be made. The funding requirements for our U.S. pension plans could be affected by these proposed changes, if they are adopted. No assurances can be given that the Act will be signed into law or that the technical corrections discussed below will be made.

Annual contributions to our non-qualified and non-U.S. pension plans are expected to be approximately $60 million in each of the next five fiscal years.

We currently provide retiree health care benefits for our retirees in the United States, including 46,000 management retirees and 68,000 formerly represented retirees as well as an additional 68,000 dependents of retirees. The obligations and plan assets for management and formerly represented retirees are accounted for separately. Historically, retiree health care benefits were funded through plan assets set aside in trusts and transfers of excess pension assets. There are currently no plan assets available in these trusts to fund the obligations of the management retirees. There are approximately $232 million of assets in trusts as of June 30, 2006, that are available to fund the obligations of the formerly represented retirees.

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

Together with our unions, we are seeking legislative changes to allow an employer to fund more than one year’s retiree health care benefits through a Section 420 transfer and permit the terms of an enforceable collective bargaining agreement to serve as an alternative to the maintenance of cost requirements described above. Although Section 420 legislative changes were included in the Act, additional changes are being pursued as technical corrections that are related to minimum pension funding thresholds following a collectively bargained Section 420 transfer. If the Act is signed into law and we are successful in obtaining the technical corrections, we believe that a majority of the funding required for formerly represented retirees (assuming the present level and structure of benefits) could be addressed through Section 420 transfers based on current actuarial assumptions. However, no assurances can be given that we will be successful in these efforts or that other legislative changes will not be adopted that will adversely affect the amount of pension plan assets that would be available for Section 420 transfers.

Our collective bargaining agreements with our unions currently provide that if the legislative changes that we are seeking are not obtained by September 1, 2006, our obligation to fund a $400 million trust for represented retiree health care by 2012 will terminate, and we can change the level of the

       37	Form 10-Q - Part I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

subsidy for represented retiree health care at our sole discretion beginning January 1, 2007, subject to the maintenance of cost requirements that expire on September 30, 2007.

Assuming the present level and structure of benefits, our expected cash requirements for funding retiree health care benefits and other postretirement benefits are expected to be $254 million during fiscal 2006 and are expected to increase to $431 million, $526 million, $502 million and $474 million during the next four consecutive fiscal years due to the depletion of plan assets held in trusts. These amounts exclude potential Section 420 transfers, but include the expected annual Medicare Part D subsidies of approximately $50 million in fiscal 2007 and $80 million annually thereafter. These expected funding requirements are subject to change.

Our existing credit facility that provides us the ability to issue letters of credit will expire on September 30, 2006. We are in discussions with our banks to amend or extend these agreements. If we fail to obtain a new credit facility we may be required to use cash as collateral to guarantee our performance or payment to third parties.

Customer financing commitments

We may provide or commit to additional customer financings on a limited basis. We carefully review requests for customer financing on a case-by-case basis. Such review assesses the credit quality of the individual borrowers and the structure of the transactions. We also assess our ability to sell or transfer the undrawn commitments and drawn borrowings to unrelated third parties. Our net exposure for customer financing commitments was not material as of June 30, 2006.

Credit ratings

Our credit ratings are below investment grade. Any credit downgrade affects our ability to enter into and maintain certain contracts on favorable terms and increases our cost of borrowing. Our credit ratings as of August 8, 2006, are as follows:

Rating Agency	Long-term debt	8.00% convertible securities	Liability to subsidiary trust issuing preferred securities	Last change

Standard & Poor’s (a)	B	CCC+	CCC	Upgraded March 10, 2004
Moody’s (b)	B1	B3	B3	Upgraded May 16, 2005
Fitch (c)	BB-	B	B	Upgraded October 26, 2005

(a)	Outlook changed to Watch Positive on March 24, 2006.

(b)	Rating placed under review for possible upgrade on April 3, 2006.

(c)	Outlook changed to Watch Positive on April 3, 2006.

       38	Form 10-Q - Part I

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

As of June 30, 2006, we had interest rate swaps where we received fixed interest rates (5.5% and 7.25%) and paid floating rates based upon the three-month LIBOR rate plus agreed upon spreads (ranging from 1.72% to 2.89%) on notional amounts aggregating $400 million. As of June 30, 2006, the three-month LIBOR rate was 5.48%. We do not foresee any significant changes in our interest rate risk management strategy or in our exposure to interest rate fluctuations.

Equity price risk

Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale and other strategic equity holdings in privately held companies and venture funds. These securities are exposed to price fluctuations and are generally concentrated in high-technology industries. The carrying values of our available-for-sale equity securities and privately held securities were $2 million and $59 million as of June 30, 2006, respectively. We generally do not hedge our equity price risk due to hedging restrictions imposed by the issuers, illiquid capital markets or our inability to hedge non-marketable equity securities in privately held companies.

       39	Form 10-Q - Part I

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

An evaluation was carried out under the supervision and with the participation of our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and timely reported as provided in the Securities and Exchange Commission rules and forms. No changes occurred during the three months ended June 30, 2006 in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

       40	Form 10-Q - Part II

Part II – Other Information

Item 1. Legal Proceedings

Information about legal proceedings is set forth in Note 12 to the unaudited consolidated financial statements included in this report.

Item 6. Exhibits

See Exhibit Index on page 42 for a description of the documents that are filed as Exhibits to this report on Form 10-Q or incorporated by reference herein.

       41	Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lucent Technologies Inc.
Registrant

Date: August 8, 2006

/s/ David W. Hitchcock

David W. Hitchcock
Corporate Controller
(Principal Accounting Officer)

       42	Form 10-Q

Exhibit Index

31(i).1	Certification of Patricia F. Russo required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31(i).2	Certification of John A. Kritzmacher required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32	Certification of Patricia F. Russo and John A. Kritzmacher pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.