Form 10-K
period 2006-09-30
LUCENT TECHNOLOGIES INC
filed 2006-12-14
CIK 1006240

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006
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
None.
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☑  No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer  ☑  Accelerated filer  ☐  Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑
At March 31, 2006, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $13,639,895,000.
At December 1, 2006, 100 shares of the registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Portions of the registrant’s annual report to shareowners for the fiscal year ended September 30, 2006 (Part II).
(2)	Portions of the registrant’s definitive proxy statement for its 2007 annual meeting of shareowners filed with the Securities and Exchange Commission within 120 days after September 30, 2006, or an amendment to this Form 10-K filed not later than 120 days after September 30, 2006 (Parts II and III).

This report contains trademarks, service marks and registered marks of us and our subsidiaries, and other companies, as indicated.
Explanatory note
Following completion of its merger with a wholly owned subsidiary of Alcatel, Lucent Technologies Inc. is no longer subject to the reporting requirements of the U.S. Securities Exchange Act of 1934, as amended, but is voluntarily filing this report in order to be in compliance with the terms of the Indenture for its 2-3/4% Series A Convertible Senior Debentures due 2023 and its 2-3/4% Series B Convertible Senior Debentures due 2025.

PART I
Item 1. Business
Company Overview
Lucent Technologies Inc. (referred to in this report as the “Company,” “we,” “us,” “our” or “Lucent”) designs and delivers the systems, software and services that drive next-generation communications networks. Supported by Bell Labs research and development, we use our strengths in mobility, optical, access, data and voice networking technologies, as well as services, to create new revenue-generating opportunities for our customers, while enabling them to quickly deploy and better manage their networks. Our customer base includes communications service providers, governments and enterprises worldwide.
Merger With Alcatel
On April 2, 2006, we entered into an Agreement and Plan of Merger with Alcatel and a wholly owned subsidiary of Alcatel (the “Merger Agreement”). Under the terms of the Merger Agreement, on November 30, 2006, Alcatel’s subsidiary merged with and into Lucent, with Lucent surviving the merger and becoming a wholly owned subsidiary of Alcatel, now known as Alcatel-Lucent.
In connection with our merger with the wholly owned subsidiary of Alcatel (the “Merger”), Alcatel filed a registration statement on Form F-4 (File no. 33-133919), which included a definitive proxy statement/prospectus, dated August 4, 2006, relating to the Alcatel ordinary shares underlying the Alcatel American Depositary Shares (“ADSs”) issued in the Merger, and a registration statement on Form F-6 (File no. 333-138770) to register the Alcatel-Lucent ADSs issued in the Merger.
Corporate Information
We were incorporated in Delaware in November 1995. Our principal executive offices are located at 600 Mountain Avenue, Murray Hill, New Jersey 07974 (telephone number 908-582-8500). Our fiscal year begins October 1 and ends September 30. Since we are a wholly owned subsidiary of Alcatel-Lucent, we do not maintain our own Website. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports (should they be filed), as well as other documents we or Alcatel-Lucent have filed with the Securities and Exchange Commission (the “SEC”) are available, free of charge, through the website maintained by the SEC at www.sec.gov. Alternatively, you may read and copy any materials we or Alcatel-Lucent file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.
Company History
Lucent was initially the systems and technology units that had been part of AT&T Corp., including the research and development icon Bell Laboratories. Although we separated from AT&T on September 30, 1996, our history dates back to 1869 when the Western Electric Manufacturing Company was formed. By 1880, it was the largest electrical manufacturing company in the U.S. and it would become the exclusive developer and manufacturer of equipment for the Bell telephone companies that operated the U.S.’ telephone network. In 1907, AT&T (formerly American Bell) and Western Electric engineering departments were combined into a single organization that, in 1925, would become Bell Telephone Laboratories and generate some of the most significant scientific and technological discoveries of the 20th century.
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

On November 30, 2006, a wholly owned subsidiary of Alcatel merged with and into Lucent, with Lucent surviving the Merger and becoming a wholly owned subsidiary of Alcatel, now known as Alcatel-Lucent.
Strategy for Growth
Our goal is to create new possibilities to enhance people’s lives by transforming the way the world communicates. Our mission is to be the partner of choice for the world’s leading service providers, governments and enterprises by helping them create, build and maintain innovative, reliable and cost-effective communications networks and meet their customers’ growing needs through the rapid deployment of new communication services. Our vision for the industry is converged services — creating networks that deliver communications services that are simple, secure and seamless, personal and portable, for people at work, home or anywhere in between.
Our growth strategy is based on bringing to market comprehensive next-generation network solutions that satisfy the increasing end user demand for converged services. Consequently, we seek to deliver solutions that allow service providers to fully transform their businesses at the application or service level, the network element and infrastructure level, and in the business models employed to meet end-user needs. We have been investing in key next-generation technologies, such as third-generation or 3G mobility, next-generation optical networking, broadband access and data, voice over Internet protocol (“VoIP”) products, services and applications, including middleware, operations support software, and end-user applications. The Internet protocol (“IP”) Multimedia Subsystem architecture, or IMS, is the cornerstone of our vision of next-generation networks. IMS is an open, IP-based solution for next-generation networks to deliver voice, video and data services across wireless, wireline and converged networks. This architecture is designed to allow carriers the flexibility to customize their service architectures to the specific communications needs of their customers. Additionally, we continue to offer alternative business models including hosted and managed services and a suite of professional services, with the goal of reducing service providers’ capital and operational expense.
We believe this industry demand for converged services will drive service providers to invest in their IMS core network. We believe that we are a leader in IMS because our solution has a common platform that cuts across both wireless and wireline, as well as voice, video and data. We have introduced over 20 new products, applications and Bell Labs technologies that support our common platform approach to IMS across our entire wireless and wireline portfolio.
In addition, we believe our vision and our IMS solutions are gaining acceptance with customers. In fiscal 2006, we announced additional contract wins for our IMS-based solutions and portfolio, including PAETEC in the U.S., KPN in Europe, and New World Telecom in Hong Kong. In addition to these publicly announced wins, as of November 10, 2006, we currently have 116 ongoing IMS element trials with 24 customers, and we are particularly encouraged by the increased number of trials and discussions under way with customers outside the U.S. We expect to continue to gradually convert IMS trials into deployments.
By assisting networks to transform and by deploying core IMS network solutions, we have achieved some critical initial steps in realizing our vision and are now focusing our efforts and resources on bringing to market the “IMS adjacencies” — the products and services that are enabled by, and deployed on, a core IMS network. We believe we are well positioned to realize accelerated growth and profitability associated with the broader IMS opportunity by providing our customers with IMS-enabled products and services in areas such as applications, services, content delivery, VoIP solutions, mobile high-speed data, next-generation optical networking and broadband access and data, as well as integrated operating support systems and business support systems services.
We continue to deliver our next-gen optical, data networking and broadband access portfolio to customers, including launching Acuity Network Architecture, a service-aware, end-to-end architecture designed to deliver more efficiently at a lower cost high-bandwidth IP-based multimedia services to business, residential and mobile subscribers. Ethernet over SONET and over SDH continues as a trend and we look to achieve continued growth in this area. In addition, we continued to make significant progress in IPTV in fiscal 2006, and with additions by Bell Labs in content management and Quality of Service features, we unveiled MiViewTV™, IPTV software now available for all customers.

Convergence and transformation involve multiple layers of applications, network infrastructures and alternative business models and approaches, not all of which we supply. Our customers’ success depends on the evolution of their business models and their networks both to generate new revenue streams and to manage more efficiently the costs of their networks. We believe that customers will increasingly need the depth and expertise of our services group, Lucent Worldwide Services, as they evolve their networks and determine future needs. We believe Lucent Worldwide Services has become a network integrator of choice across the entire services value chain — from business case modeling to other professional services such as network planning and design, installation, integration, optimization and multi-vendor maintenance. With the creation of next-generation communications networks becoming an industry reality, Lucent Worldwide Services has a broad range of solutions to address the challenges of evolving complex networks and managing network integration. More specifically, this transformation architecture is supported by a set of solutions aimed at enabling service providers and enterprises to migrate their existing network infrastructure to next-generation architectures, such as IMS, enabling cost-effective delivery of converged voice, video and data services anytime and anywhere over a common core transport network. Network transformation, network integration and service solutions were components of over 75% of contracts in fiscal 2006.
In the government sector, we look to achieve continued growth via the pursuit of opportunities in the areas of converged services, secure solutions, disaster recovery and public safety. In the enterprise market, we are focused on bringing the benefits of convergence to the business user. We continue to focus on emerging markets, which we believe will offer opportunities as communications networks enable economic development. During fiscal 2006, 33% of our total revenue was generated from customers outside the U.S., including emerging markets, and we announced contract wins in Hong Kong, Malaysia, Korea, Japan, New Zealand, Russia, Costa Rica, the Bahamas, Brazil and Venezuela.
We continue to believe the telecom industry is in the early stages of a multiyear transformation to next-generation networks. As a result, we have been focusing on certain high-growth areas, such as IMS and IMS adjacencies, 3G mobility, next-generation optical networking, broadband access and data, VoIP solutions and multimedia converged services and applications. As this transformation progresses, our customers are increasingly focused on deploying new IP-based, revenue-generating services that will differentiate their businesses and build customer loyalty. However, the actual trialing, testing and deployment of these new technologies will take time. This is a long-term technology transition, which will create opportunities for us and our customers in these growth areas. We are working to turn these technologies and opportunities into cost-effective solutions for our customers.
Within this environment, certain service providers are currently investing to meet growing capacity demands. These demands are being driven by the coverage requirements, subscriber growth and traffic increases that place demands on networks of all kinds. In addition, many service providers have increased investments in the systems, software and technologies that enable next-generation converged services that cut across wireless and wireline, as well as voice, video and data. There is also a growing interest in content such as games, music and entertainment.
To meet these challenges, we have been adapting our product portfolio around a common IMS platform designed to give our customers the flexibility to build the types of networks and offer the types of services required to best meet the demand for converged broadband services. Effective October 1, 2005, we combined our mobility and wireline businesses into a single unit, the Network Solutions Group. This change is enabling us to improve our efficiency, market approach and cost structure. We are also focused on the following actions:
•	The implementation of a services-led software strategy that combined our network operations software business with our Lucent Worldwide Services business, which is expected to bring better alignment, focus, efficiency and differentiating solutions.

•	The optimization of our supply chain network, including the consolidation of our EMS (electronic manufacturing service) providers from four to two.

•	The continuation of business process simplification efforts across the Company, including corporate center functions.

We believe these actions will allow us to more effectively focus our efforts and resources on pursuing high-growth areas where we have strong technology, market or customer advantages. We believe that focusing on these areas will allow us to serve our customers better and provide us with the best opportunity to grow our business profitably.
Communications Equipment and Services Market
Market Environment
Our service provider customers operate in a fast-changing environment driven by new technology, increased competition and regulatory change. End-users are demanding fast, personalized, secure, easy-to-use communications and are relying on new applications in both their professional and personal lives. These applications and services are enabled by technologies such as mobile high-speed data, next-generation optical networking, broadband access and data, VoIP and multimedia converged services and applications. Our strategy and portfolio are focused on identifying and capitalizing on these growth opportunities, and we believe that demand for these new applications and services will drive profitable growth for both the service providers and Lucent.
In many regions, regulatory changes continue to influence the telecom industry. These changes in telecommunications law were designed to liberalize closed markets, encourage competition, create new services and stimulate demand. Historically, this changing legislative landscape has created uncertainty, particularly in the U.S. Depending on the situation, these legislative changes have caused acceleration, postponement or cancellation of major network investments and upgrades by certain customers. Rulings by the Federal Communications Commission in the U.S. and other government regulatory bodies in foreign countries appear to provide a favorable environment for a new breed of high-speed access (broadband) as well as VoIP services. However, the delay of 3G license awards in China could continue to have a negative effect on future network investments in that country.
Service providers continue to focus on lowering operational costs, reducing debt, expanding new services and improving the security and reliability of their networks as they look to adapt to a changing regulatory environment.
Our addressable market spans the following market segments — voice switching, data networking, optical networking, access, mobility, operating support systems software, applications and services. Key next-generation segments — IMS and IMS adjacencies, 3G mobility, next-generation optical networking, broadband access and data, VoIP solutions, multimedia converged services and applications— are expected to grow faster than the overall market through 2009. While opportunities are more limited and smaller than in the past, we believe a large market opportunity still remains for leading telecommunications equipment vendors to help customers address their business needs.
Consolidation
There has been some consolidation among service providers as they look to expand their scope and scale, while improving cost efficiencies. This industry dynamic presents both challenges and opportunities for equipment vendors. One potential challenge may come in the form of rationalized capital spending in the future. In addition, integration activities may delay new network deployments. However, we anticipate that there will also be opportunities, as carriers will require assistance integrating these large, complex networks. Also, depending on the service providers involved, some of the consolidation could enable certain vendors to extend their reach into customers that were previously focused on different technologies or areas.
Competition
The global telecommunications networking industry remains highly dynamic and competitive. Our current principal competitors include Ciena Corporation, Cisco Systems, LM Ericsson Telephone Company, Fujitsu Limited, Huawei Technologies, Motorola, NEC Corporation, Nokia Corporation, Nortel Networks Corporation, Samsung Networks, Siemens, UT Starcom, and ZTE Corporation. Some of our competitors, such as Nortel, compete across many of our product lines, while others compete in a small subset of our products.

We expect that the level of competition will continue to intensify, for several reasons. First, consolidation occurring among vendors, including portions of Nokia and Siemens as well as Ericsson and Marconi, will create a smaller but stronger set of competitors. We believe most industry participants will seek to strengthen their relationships with large service providers, as the 30 largest providers currently represent approximately 75% of global carrier spending. In addition, carrier consolidation continues, resulting in fewer customers. Competition is also accelerating around converged network technologies as carriers are shifting capital to areas that will enable network migration. Furthermore, competitors providing low-priced products and services from Asia are gaining market share worldwide. As a result, we continue to operate in an environment of increased competitive pricing.
Reportable Segments
With our first quarter 2006 results, we began reporting under a new segment structure, organized around our respective products and services. The reportable segments for fiscal 2005 had been Mobility Solutions, Integrated Network Solutions (“INS”) and Lucent Worldwide Services. Mobility Solutions provided software and wireless equipment to support radio access and core networks. INS provided a broad range of software and wireline equipment related to voice networking (primarily consisting of switching products, which we sometimes refer to as convergence solutions, and voice networking products), data and network management (primarily consisting of access and related data networking equipment and operating support software) and optical networking. Voice networking, data and network management and optical networking products are an integral part of our customers’ networks and the foundation for our IMS-based solutions. Under our new organizational structure, our mobility and wireline businesses were combined into a single unit, the Network Solutions Group (“NSG”). NSG consists of the following operating segments: Mobility Access and Applications Solutions; Multimedia Network Solutions; and Converged Core Solutions. The Network Operations Software reporting unit that was previously reported within the wireline business was transferred to Lucent Worldwide Services. The Lucent Worldwide Services segment represents a worldwide services organization that provides deployment, maintenance, professional and managed services in support of our product offerings as well as multi-vendor networks. Financial information about these segments and by geographic areas is set forth in Note 12 to our Consolidated Financial Statements and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Exhibit 13 to this report.
Mobility Access and Applications Solutions’ revenues were approximately $4.1 billion during fiscal 2006. A significant portion of Mobility Access and Applications Solutions’ revenues was derived from a few large service providers in the U.S. Verizon Wireless and Sprint Nextel combined accounted for 64% and 62% of total Mobility Access and Applications Solutions’ revenues during fiscal 2006 and 2005, respectively. As of September 30, 2006, Mobility Access and Applications Solutions had approximately 6,800 full-time employees engaged mainly in product development, general management and marketing activities.
Multimedia Network Solutions’ revenues were approximately $1.7 billion during fiscal 2006 and were primarily from large, established service providers. As of September 30, 2006, Multimedia Network Solutions had approximately 2,200 employees, primarily engaged in product development, marketing and general management activities.
Converged Core Solutions’ revenues were approximately $600 million during fiscal 2006 and were primarily from large, established service providers. As of September 30, 2006, Converged Core Solutions had approximately 900 employees, primarily engaged in product development, marketing and general management activities.
Lucent Worldwide Services’ revenues were approximately $2.3 billion during fiscal 2006. As of September 30, 2006, Lucent Worldwide Services had approximately 10,600 employees dedicated to professional services, managed services, deployment services and maintenance services.
Financial information about our products is set forth in our Management’s Discussion and Analysis of Financial Condition and Results of Operations starting on page F-11 of Exhibit 13 to this report.
Organization of the Business
Effective October 1, 2005, our reportable segments are Mobility Access and Applications Solutions, Multimedia Network Solutions and Converged Core Solutions, which are all within NSG; Lucent Worldwide Services, which includes our network operations software unit formerly included in INS; and Other. These segments are organized around the products and services we sell.

Mobility Access Solutions
Mobility Access Solutions is focused on providing 3G network solutions based on CDMA2000 (Code Division Multiple Access) and UMTS/HSPA (Universal Mobile Telecommunications System/High-Speed Packet Access) and spread-spectrum technologies that enable wireless service providers to offer high-quality mobile voice and high-speed data services. CDMA2000 is a globally deployed 3G wireless technology, predominantly used in North America, Asia Pacific and portions of South America. UMTS/HSPA is the 3G technology derived from the GSM standard deployed worldwide.
Our wireless customers worldwide continue to add voice subscribers and minutes of use to their networks, so voice capacity continues to be a very important driver in their network investment. At the same time, their voice revenues are under pressure from increased competition and this is driving investment in 3G network solutions that bring new mobile high-speed data capabilities to their networks. Thus, much of our current wireless growth and a focus of our customers is related to 3G mobile high-speed data network deployments, which consist of upgrading existing base stations and — in some cases — providing new base stations and other equipment that enable operators to introduce mobile high-speed data services at rates comparable to wireline connections.
We continue to be the global leader in CDMA2000 spread-spectrum networks, with more than 35 customers on the continents of North and South America, Asia, Europe and in the Australia/New Zealand region.
We currently have 19 commercial CDMA2000 1xEV-DO customers, helping them deliver mobile high-speed data services at speeds of up to 2.4 Megabits per second. For UMTS/HSPA, Cingular launched the world’s first commercial High-Speed Downlink Packet Access (“HSDPA”) network with Lucent-supplied equipment in the Phoenix and Seattle markets and O2 and Manx Telecom launched Europe’s first commercial HSDPA network with Lucent-supplied equipment on the Isle of Man. HSDPA is an evolution of UMTS networks that support very high-speed data connections on mobile networks.
Certain operators are now upgrading their networks to support even faster high-speed data capabilities and laying the foundation for future enhancements that enable two-way, real-time data applications, such as VoIP, video telephony and enhanced push-to-talk with technologies such as CDMA2000 1xEV-DO Revision A (“Rev. A”) for CDMA networks and High-Speed Uplink Packet Access (“HSUPA”) technology for UMTS/HSPA networks. These technologies make the introduction of VoIP services on mobile networks more efficient and increase the data speeds and capacity of 3G networks. In 2006, Sprint Nextel, Telecom New Zealand and Verizon Wireless announced contracts with us to deploy Rev. A technology.
We are dedicated to helping wireless service providers capture the industry opportunities being created by the growing demand for “blended lifestyle” services. Our customers are interested in introducing IMS-enabled services that blend voice, video and data capabilities to create next-generation service applications such as video telephony or real-time gaming delivered to subscribers anytime, anywhere and in ways that enhance their lifestyles. Technologies such as Rev. A are an important part of our future in the mobility market because they form the basis of our next-generation networks designed to make these advanced applications a reality by increasing performance and capacity.
The most important products in Mobility Access Solutions’ CDMA2000 and UMTS/HSPA portfolios are developed internally, including radio access products, circuit and packet core backbone networks, and network management, application and service delivery systems. Mobility Access Solutions also taps into our strengths in voice networking, data and network management and optical networking, and leverages the expertise of Lucent Worldwide Services. We have worked and will continue to work with other equipment vendors to help us offer best-in-class, end-to-end solutions and products.

Key Mobility Access Products
Base station products provide the radio links that transmit and receive wireless subscriber calls and manage handoffs as customers move from cell to cell (a cell is the area in which calls are handled by a particular base station). Each radio base station covers a specific geographic area and has the capacity to handle a certain amount of subscriber traffic. Our base station platform supports both CDMA2000 and UMTS/HSPA technologies and addresses the form, fit and function of future assemblies in a modular fashion. Therefore, many current base station products may be used as the cell evolves to include expanded capacity for wireless voice and/or data transmissions. Core network equipment connects base stations to the public voice and data networks. Our Converged Core Solutions business develops the majority of this voice and packet data core switching network equipment, which can support IMS-enabled services.
Applications Solutions
Applications Solutions is reported as part of the Mobility Access Solutions segment and centralizes our development of software applications designed to enable our customers to deliver advanced communications services to their subscribers. The Applications Solutions Group supports existing applications, such as the widely deployed Lucent AnyPath® Messaging System and the Lucent SurePay® Real-time Rating and Charging Engine, as well as new IMS applications, based on innovative Bell Labs technology, which deliver blended lifestyle services to subscribers.
Key Applications Solutions Products
Lucent AnyPath® Messaging System integrates existing call answering and voice messaging capabilities with a wide array of new and emerging media-rich applications, including advanced multimedia, mobile data, unified communications, speech-enabled and real-time voice portal applications. In addition, the Lucent AnyPath® Messaging System provides continuous new application development to assist in the quick and efficient deployment of innovative differentiated services for subscribers.
Lucent SurePay® Real-time Rating and Charging Engine collects charging information from various network elements and supports rapid deployment of new rating plans and sales promotions, to help service providers respond quickly to changing industry requirements.
Lucent Content Managing and Delivery Solution™ provides a single platform that supports all content and media types, such as firewall and security software, ring tones, games, music and videos, designed to enable operators to maximize content revenues while increasing operational efficiencies. The platform manages the complete content life cycle by offering software for processing submissions from a content provider, content management in catalogs, digital rights management, rendering to ensure content is formatted for the subscriber’s wireless device, a Web-style page that can serve as the carrier’s “storefront,” and a delivery mechanism.
Lucent Unified Subscriber Data Server™, an advanced customer information data server, enables the creation and maintenance of a single profile for each subscriber and all of the services they use, in contrast to the traditional method of maintaining individual subscriber databases for each service.
Lucent Intelligent Services Gateway™ (“ISG”), a full-featured and flexible Parlay/OSA gateway, offers mediation gateway and policy management capabilities. The ISG supports simplified integration of location- and presence-based applications and other mobile/converged applications into carrier networks.
Multimedia Network Solutions
Multimedia Network Solutions develops optical, data and broadband access solutions for wireline networks, with special focus on providing end-to-end solutions that enable service providers to offer blended multimedia subscriber services over intelligent network infrastructures.
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

Our optical systems are based on industry standards that promote interoperability and allow customers to use some of their existing investments. Our integrated optical network management of single and multi-vendor networks through Navis® Optical Management solutions gives customers cost-effective maintenance and operations support and multiple protection options, which help increase reliability. Our modular designs help customers achieve cost savings through improved space and power requirements.
The data and access units provide large scale, reliable, and secure broadband access and next-generation data networks solutions for the deployment of unique and personalized blended lifestyle services. The data business leverages the large embedded base of Lucent Asynchronous Transfer Mode (“ATM”) and Frame Relay switches in helping customers evolve to IP/Multiprotocol Label Switching (“MPLS”) core data networks. The data business supplies Carrier Ethernet solutions through our Riverstone Networks acquisition, and partners with other vendors to provide IP and Ethernet edge solutions as required. In addition, the access business provides a competitive IPTV/IP Multimedia access solution and an end-to-end IPTV software solution, to enable blended lifestyle services.
Key Multimedia Network Products
The LambdaUnite® MultiService Switch is a compact, global, next-generation optical transport system and switch that provides a bridge between data-intensive metro networks and high-speed optical core networks, connecting cities, campuses and corporate networks to the larger, long-haul public networks.
The LambdaXtreme® Transport system is a 3G long-haul optical networking system that can transmit very large amounts of information across continents at one of the lowest costs per bit per kilometer in its class. LambdaXtreme® Transport is a dense wave division multiplexing system that supports new ring architectures as well as traditional span-to-span networks.
Our Metropolis® optical systems are metropolitan area networking systems that provide a simple, differentiated way for our customers to data-enable their installed base of SONET/SDH systems, giving our customers the ability to generate new revenues by supporting Ethernet data transport over SONET/SDH networks that formerly were used to carry only voice traffic.
The CBX 3500® Multiservice Edge Switch uses the same software as our Multiservice GX 550® and CBX 500® switches and is designed for seamless insertion into operating networks to minimize operating expenses during network expansion. We have higher-capacity cards for the CBX 3500®, offering additional capabilities to support high-bandwidth IP, ATM and Frame Relay edge services. All of these switches are widely deployed across the globe.
The Stinger® DSLAM products provide high-speed Digital Subscriber Line (“DSL”) services in multiple network deployments. We believe these products are ideally suited for IP video broadcast and pay-per-view deployments because of their multicast capabilities, which limit the amount of optical bandwidth carriers must provide between the central office and the remote location, thereby reducing expenses. Stinger® DSLAMs are a critical component of today’s largest commercial IPTV deployment.
The AnyMedia® Access Platform is a next-generation Digital Loop Carrier system, widely sold outside the U.S. to support mixed deployments of circuit switched voice lines and broadband DSL. AnyMedia® is an IP Line Gateway that carriers may deploy to migrate from Class 5 switches to softswitches.
The Lucent Ethernet Router™ portfolio delivers scalable, carrier-grade Ethernet solutions from access to core. Ethernet in the metropolitan network — carrier Ethernet — is a particularly attractive solution to provide connectivity between multiple business sites. Additionally, carrier Ethernet now features capabilities that makes it suitable not only for delivering business services, but also residential triple play — including IPTV — and wireless backhaul and transport. The Lucent Ethernet Router™ portfolio supports the most stringent carrier availability requirements and delivers a range of Ethernet functionality from Ethernet switching, MPLS, Virtual Private LAN Services (“VPLS”) and Hierarchical-VPLS capabilities.

Lucent’s MiViewTV™ platform is an interactive multimedia delivery platform that supports a wide variety of entertainment programming — including on-demand content, broadcast TV, multi-party video gaming — as well as interactive communications and information services such as IM/chat, interactive Web services, unified messaging and video conferencing. In fiscal 2006, we acquired the assets that make up MiViewTV™ from Telefonica as part of a broader strategic relationship with the carrier. The platform includes core IPTV middleware, security and digital rights management, video/content on demand, service quality and operations support system (OSS/BSS) management, subscriber management, service orchestration, and content asset management and distribution as well as a unique “audience tracker” feature. It also is tightly coupled with our industry-leading IMS to deliver sophisticated “blended” services that combine video, Web and telecom capabilities.
Converged Core Solutions
Converged Core Solutions provides next-generation switching solutions, such as IMS core products, and traditional switching solutions (i.e., 5ESS® switches) for service providers, government and enterprise customers.
Converged Core Solutions products are part of the Lucent IMS solution that enables service providers to offer blended lifestyle services — advanced, converged lifestyle-enhancing applications over wireless and wireline networks — that consumer and enterprise customers demand.
Converged Core Solutions is focused on demonstrating our leadership in next-generation technology and providing a next-generation core solution that delivers value over IP, such as blended lifestyle services, and enables us to offer complete solutions that include other NSG products and services.
Key Converged Core Products
The Lucent 5ESS® switch is a central component in traditional telephone networks around the world. The 5ESS® switch is a modular, digital communications hub for circuit-switched voice traffic. We are actively engaged with our traditional voice networking customers to help them evolve their 5ESS® circuit-switched platforms to increase capacity, lower cost of operations, accelerate new feature introductions — such as support for Personal Handyphone Systems (“PHS”) popular in China and Japan — and lay the groundwork for the introduction of packet-based IP transport and IMS-based services. PHS is an extension of a wireline network that uses a wireless telephone similar to a cordless phone and provides mobility and extended-range voice and data services.
The Lucent Compact Switch™ can support from as few as 1,000 subscribers to more than 100,000 subscribers on a single integrated platform. Service providers can deploy the switch for end-office (Class 5) and tandem (Class 4) applications to replace an existing switch or as an addition to the network. In addition to providing VoIP, Internet off-load and gateway mobile switching center features, the Lucent Compact Switch™ also offers capabilities compliant with U.S. electronic surveillance and enhanced 911 rules. The switch also can serve as a building block for carriers that choose to migrate to an IMS-based network to offer blended lifestyle services.
The Lucent Session ManagerSM provides multiple IMS functions and forms the core of our IMS architecture and manages user presence and call types, dynamically connecting subscribers to a variety of services in an IMS-based network.
The Lucent Network Gateway™ provides the IMS media gateway function and permits seamless interaction between IP networks and both traditional wireless and wireline networks.
The Lucent Feature Server™ enables consumer, business and wireless services, on both IMS-based and non-IMS based networks, including the new application feature server that supports a variety of telephony and mobility services on broadband or narrowband networks.

The Lucent Network Controller™ is an element in our IMS-based solution, which provides the media gateway control function. Carriers have the option of integrating the signaling functionality into the network controller or deploying it as a stand-alone element. These VoIP functions were previously associated with traditional softswitches.
The Lucent Network Gateway™ acts as a media gateway and bridges both traditional circuit networks and packet-based networks to form the cornerstone of an IMS network architecture. The network gateway interconnects bearer traffic among Public Switched Telephone Network (“PSTN”), IP and ATM networks, which are used for wireless and wireline applications under the control of the Lucent Network Controller™ or other H.248 compliant media gateway controllers.
Lucent Worldwide Services
Lucent Worldwide Services (“Services”) provides professional services, managed services, deployment services and maintenance services. Our network planning, design, optimization, integration and management services are critical to simplifying convergence and empowering service providers to bring profitable lifestyle-changing services to end-users, while driving increased revenues. Services is increasingly providing these services in a multi-vendor environment — networks that utilize equipment from numerous other vendors.
Services leverages its core competencies, drawing on the expertise and the innovation of Bell Labs to address this opportunity. Services offerings are provided in combination with Lucent products, as well as services that are offered stand-alone or based on other vendors’ products. Services is focused on increasing its international presence and capabilities and has plans aimed at penetrating new markets adjacent to the core service provider market, such as government, enterprise, and cable markets.
Professional Services
These network, planning, design, integration and optimization services help our customers identify network areas where they can capitalize on high-margin opportunities, apply Bell Labs tools and techniques to optimize performance and reduce operating expenses, and plan evolution to protect their network investment and increase profits. Enhanced engineering services help our customers determine the best configuration for maximizing traffic capacity and for achieving other operational efficiencies. These services also provide our customers with “in service” upgrades to help them migrate to new technologies. Enhanced technical services help carriers maintain a high-performing network by identifying and correcting network performance issues, balancing traffic loads and integrating new multi-vendor equipment and software into a live system. Professional services helps our customers improve network quality by troubleshooting, reporting and resolving problems and providing on-the-job training to their staff. Professional services revenues accounted for approximately 30% of fiscal 2006 Services revenues.
Deployment Services
These services help our customers bring their equipment online in an efficient manner, allowing them to begin generating revenues more quickly, through a suite of global solutions and services to implement network plans and designs. Our site location and construction services help research, locate and acquire, and construct facilities to deliver quality, buildable real estate for network deployments. Engineering services design and configure multi-vendor equipment, survey and assess equipment and site conditions, and document equipment and site data to help ensure smooth deployments. Material Sourcing services provide installation site material and third-party network equipment to enable one-stop shopping from us and simplify procurement and delivery processes. Installation services install, test and configure equipment, helping to assure efficient network deployments. Deployment revenues accounted for approximately 31% of fiscal 2006 Services revenues.
Maintenance Services
These services help our customers improve the performance of their multi-vendor networks and maintain network reliability and availability to ensure quality of service. Remote Technical Support Services provide remote support capabilities to diagnose, resolve and restore the network. On-Site Technical Support Services provide technical specialists to deliver on-site maintenance services as our customers expand into new territories, develop new service offers, or face regional technical labor shortages.

Repair & Exchange Services manage inventory and operating expenses with repair and replacement of critical network hardware. Preventive Maintenance Services identify, analyze and recommend products and services that help providers keep networks operating at peak performance. Maintenance revenues accounted for approximately 37% of fiscal 2006 Services revenues.
Managed Services
These services consist of a wide range of outsourced network operations and network transformation services that help our clients reduce their operating expenses while preserving and enhancing network reliability. Managed services help provide a seamless transition to an outsourced environment utilizing state-of-the-art tools and technology plus highly skilled technicians to provide ongoing network management of our customers’ networks. These functions can be performed at our global network operations centers or at the customer’s network operations center. We currently provide network operation services to more than 40 customers around the world. Although these revenues do not represent a significant portion of Services revenues, managed services are often embedded in professional, deployment and maintenance services.
By relying on our global multi-vendor expertise and field-proven processes, our customers can leverage their installed base of assets across multiple technologies and vendors, quickly implement new technologies and applications to expand presence in target markets, and simplify operations through customized support to design, build, and manage communication networks.
Research and Development
Bell Labs, one of the world’s largest research and development organizations focused on communications-related technology, supports all of our segments. Bell Labs provides basic and applied research and development support for our business. Bell Labs’ mission is to develop technically advanced products and services that will keep us at the forefront of communications, to conduct fundamental research in scientific fields important to communications and to create innovations that can be put to use in our new communications products and services. Bell Labs’ research activities continue to focus on the technologies we view as central to our business strategy, including network design and engineering, network services and IMS, photonics and optical technology, data networking, wireless communications, algorithms and software and computer science. Bell Labs looks at both near-term and long-term opportunities, actively working on current product and service research and development as well as exploring fundamental scientific breakthroughs that may be ten or more years out on the horizon.
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
We plan to continue to invest in the R&D efforts of Bell Labs because we believe it gives us a competitive advantage in developing innovative technologies. There are more than 9,000 employees in Bell Labs, which includes R&D, services and technical staff. Most of these employees serve in R&D roles in our Mobility Access Solutions, Multimedia Network Solutions and Converged Core Solutions segments. There are approximately 1,000 employees supporting research efforts within Bell Labs core research group. Overall, 11 researchers at Bell Labs have shared in six Nobel Prizes in Physics. Bell Labs researchers have also been awarded nine U.S. National Medals of Science and seven U.S. National Medals of Technology. In addition, our scientists and engineers have earned more than 31,000 patents since 1925.
Our research and development costs are discussed in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, starting on page F-11 of Exhibit 13 to this report.

Supply Chain Networks
Supply Chain Networks (“SCN”) manages our end-to-end global supply chain, which is needed to produce and deliver our products and services to our worldwide customers. The organization designs, implements and optimizes the supply chain for our products, with the goal of establishing product cost, product cycle and interval, and quality that meet our objectives and those of our customers. SCN identifies suppliers needed to support our product lines and ensures continuity of supply at the required price and quality.
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
We currently use contract manufacturers to supply most of our product lines, but we continue to integrate and test internally many of these products. Celestica Corporation manufactures most of the wireless products we design, while Solectron Corporation manufactures most of the wireline products we design, including access, optical, data and switching products. Our contract manufacturers also include other local companies in various regions. SCN controls the source selection for all significant or strategic components. Our contract manufacturers use their leverage and global buying power to negotiate prices from vendors we approve. SCN monitors their performance to ensure process and technical product specifications are met.
Global Sales and Services Organization
Our Global Sales and Services Organization (“GSSO”) combines our Global Sales force and Lucent Worldwide Services business, including Managed Services, Professional Services, Maintenance and Deployment, all under one umbrella. The GSSO organization was formed earlier in fiscal 2006 to bring dedicated support to customers around the world, helping them better manage and transform their networks
Corporate Centers
Our corporate centers provide centrally managed but locally deployed corporate support groups that include cash management, legal, accounting, tax, marketing, public relations, insurance, advertising, human resources and information technology services.
Backlog
Our backlog was $2.0 billion and $1.9 billion as of September 30, 2006 and 2005, respectively. Substantially all of the orders included in the September 30, 2006 backlog are scheduled for delivery during fiscal 2007. However, customers may reschedule their orders, which would delay the associated revenues. Further, although we believe that the orders included in the backlog are firm, customers may be able to cancel some orders without penalty, and we may elect to permit cancellation of orders without penalty where management believes that it is in our best interest to do so. Some customers may also become unable to finance their purchases as a result of deterioration in their financial position.
Seasonality
Our revenues and earnings have not demonstrated consistent seasonal characteristics.
Patents, Trademarks and Other Intellectual Property Rights
We have patents to protect some of our innovations and proprietary products and technology. We market our products and services primarily under our own names and marks. We consider our patents and trademarks to be valuable assets. Many of our trademarks are registered throughout the world. We currently own approximately 7,300 patents in the U.S. and 8,900 patents in other countries.

The patents outside the U.S. are, for the most part, counterparts of our U.S. patents.
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
Employee Relations
As of September 30, 2006, we had approximately 29,800 employees, of whom approximately 17,400, or 58%, were located in the U.S. Unions, primarily the Communications Workers of America, represent approximately 2,800, or 9%, of our employees, or approximately 16% of our U.S. employees.
Forward-looking Statements
This annual report on Form 10-K and other documents we file with the SEC contain statements about future performance, events or developments, which are also known as “forward-looking statements.” Forward-looking statements are based on current expectations, estimates, forecasts and projections about us, our future performance and the industries in which we operate as well as on our management’s assumptions and beliefs. Statements that contain words like “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates” or variations of such words and similar expressions are forward-looking statements. Since they relate to future developments, results or events, these statements are highly speculative and involve risks, uncertainties and assumptions that are difficult to assess. You should not construe any of these statements as a definitive or invariable expression of what will actually occur or result. Any forward-looking statements in this annual report on Form 10-K are not guarantees of future performance, and actual results, developments and business decisions may differ from those contemplated by those forward-looking statements, possibly materially. Except as required by applicable law, we disclaim any duty to update any forward-looking statements in this Form 10-K after its distribution, even if new information, future events, changes in assumptions or any other reason would alter those statements.
Executive Officers of the Registrant
The following information about our executive officers is included herein in accordance with Part III, Item 10 and is as of December 1, 2006.

			Date Became
Name	Age	Title	Executive Officer

Cynthia Christy-Langenfeld	40	Chief Executive Officer and President	03/04
David Hitchcock	45	Chief Financial Officer and Treasurer	03/06
Timothy Keller	45	General Counsel and Secretary	11/06
All of these executive officers have held high-level managerial positions with us for more than the past five years.

Officers are not elected or appointed for a fixed term of office.
Environmental Matters
Our current and historical operations are subject to a wide range of environmental protection laws. In the U.S., these laws often require parties to fund remedial action regardless of fault. We have remedial and investigatory activities under way at numerous current and former facilities. In addition, we were named a successor to AT&T as a potentially responsible party at numerous Superfund sites pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) or comparable state statutes. Under our Separation and Distribution Agreement with AT&T, we are responsible for all liabilities primarily resulting from or relating to our assets and the operation of our business as conducted at any time prior to or after the separation from AT&T, including related businesses discontinued or disposed of prior to our separation from AT&T. Furthermore, under that Separation and Distribution Agreement, we are required to pay a portion of contingent liabilities in excess of certain amounts paid out by AT&T and NCR, including environmental liabilities. In our separation agreements with Agere and Avaya, those companies have agreed, subject to certain exceptions, to assume all environmental liabilities related to their respective businesses.
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
For additional information about our environmental matters, see Note 14 to our Consolidated Financial Statements contained in Exhibit 13 to this report.
Separation Agreements
In connection with our separation from AT&T in 1996, we, AT&T and NCR entered into a Separation and Distribution Agreement and related ancillary agreements, including an employee benefits agreement, technology-related agreements, a tax-sharing agreement and other tax-related agreements. We entered into similar agreements with Avaya and Agere when we spun them off.
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
Item 1A. Risk Factors
Risks Related to Our Business
Our business, our future performance and forward-looking statements are affected by general industry and market conditions and growth rates, general U.S. and non-U.S. economic and political conditions (including the global economy), interest rate and currency exchange rate fluctuations and other events. The following items are representative of the risks, uncertainties and other conditions that can affect our business, our future performance and the forward-looking statements that we make in this report or that we may make in the future.
We May Fail To Realize the Anticipated Cost Savings, Revenue Enhancements and Other Benefits Expected From the Merger.
We may fail to realize the anticipated cost savings, revenue enhancements and other benefits that we expect to achieve from the Merger. The Merger integrated Alcatel and Lucent, two companies that had previously operated independently. We and Alcatel entered into the Merger Agreement with the expectation that, among other things, the Merger would enable Alcatel-Lucent to consolidate support functions, optimize its supply chain and procurement structure, leverage its research and development and services across a larger base, and reduce its worldwide workforce by approximately 9,000, all of which is expected to create opportunities to achieve cost savings and revenue synergies and to achieve other synergistic benefits.
Delays encountered by us or Alcatel-Lucent in the transition process could have a material adverse effect on our revenues, expenses, operating results and financial condition. Although we expect significant benefits to result from the Merger, there can be no assurance that we will actually realize these anticipated benefits.
Achieving the benefits of the Merger will depend in part upon meeting the challenges inherent in the successful combination and integration of global business enterprises of the size and scope of us and Alcatel-Lucent and the possible resulting diversion of management attention for an extended period of time. There can be no assurance that we and Alcatel-Lucent will meet these challenges and that such diversion will not negatively affect our operations.
Uncertainties Associated With the Merger May Cause a Loss of Employees and May Otherwise Materially Adversely Affect Our Future Business and Operations.
Our success will depend in part upon our ability to retain key employees. Competition for qualified personnel can be intense. Our current and prospective employees may experience uncertainty about their roles following the Merger. This may materially adversely affect our ability to attract and retain key management, sales, marketing, technical and other personnel. In addition, key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger. Accordingly, no assurance can be given that we will be able to attract or retain key employees to the same extent we had been able to attract or retain employees in the past.
Technological innovation is important to our success, and depends, to a significant degree, on the work of technically skilled employees. Competition for the services of these types of employees is vigorous. We cannot provide any assurance that we will be able to attract and retain these employees. If we are unable to attract and retain technically skilled employees, our competitive position could be materially adversely affected.
We Operate in a Highly Competitive Industry with Many Participants. Our Failure to Compete Effectively Would Harm Our Business.
We operate in a highly competitive environment in our business, competing on the basis of product offerings, technical capabilities, quality, service and pricing. Competition for new service providers and enterprise customers as well as for new infrastructure deployments is particularly intense and increasingly focused on price. We believe we offer customers and prospective customers many benefits in addition to competitive pricing, including strong support and integrated services for quality, technologically-advanced products; however, in some situations, we may not be able to compete effectively if purchasing decisions are based solely on the lowest price.
We have a number of competitors, some of which are very large, with substantial technological and financial resources and established relationships with global service providers. Some of our competitors have very low cost structures, support from governments in their home countries, or both. In addition, new competitors may enter the industry as a result of shifts in technology. These new competitors, as well as existing competitors, may include entrants from the telecom, computer software, computer services, data networking and semiconductor industries. We cannot assure you that we will be able to compete successfully with these companies. Competitors may be able to offer lower prices, additional products or services or a more attractive mix of products or services, or services or other incentives that we cannot or will not match or offer. These competitors may be in a stronger position to respond quickly to new or emerging technologies and may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to customers, prospective customers, employees and strategic partners.

Technology Drives Our Products and Services. If We Fail to Keep Pace with Technological Advances in Our Industry, or If We Pursue Technologies That Do Not Become Commercially Accepted, Customers May Not Buy Our Products or Use Our Services.
The telecom industry uses numerous and varied technologies and large service providers often invest in several and, sometimes, incompatible technologies. The industry also demands frequent and, at times, significant technology upgrades. Furthermore, enhancing our services revenues requires that we develop and maintain leading tools. We do not have the resources to invest in all of these existing and potential technologies. As a result, we concentrate our resources on those technologies that we believe have or will achieve substantial customer acceptance and in which we have appropriate technical expertise. However, existing products often have short product life cycles characterized by declining prices over their lives. In addition, the choices we make for developing technologies may prove incorrect if customers do not adopt the products that we develop or if those technologies ultimately prove to be unviable. Our revenues and operating results depend to a significant extent on our ability to maintain a product portfolio and service capability that is attractive to our customers, to enhance our existing products, to continue to introduce new products successfully and on a timely basis and to develop new or enhance existing tools for our services offerings.
A Small Number of Our Customers Account for a Substantial Portion of Our Revenues, and Most of Our Revenues Come from Telecommunications Service Providers. The Loss of One or More Key Customers or Reduced Spending of These Service Providers Could Significantly Reduce Our Revenues, Profitability and Cash Flow.
A few large telecommunications service providers account for a substantial portion of our revenues. These customers include Verizon and Verizon Wireless, Sprint Nextel, BellSouth and China Unicom. Verizon and Verizon Wireless together accounted for approximately 28% of our fiscal 2006 revenues, 28% of our fiscal 2005 revenues and 27% of our fiscal 2004 revenues. In addition, the telecom industry has recently experienced substantial consolidation, as evidenced by the mergers of Sprint and Nextel, Cingular and AT&T Wireless, SBC Communications and AT&T, Verizon and MCI, and the pending merger of AT&T and BellSouth. As service providers increase in size, it is possible that an even greater portion of our revenues will be attributable to a smaller number of large service providers going forward. Further, our existing customers are typically not obligated to purchase a certain amount of products or services over any period of time from us and may have the right to reduce, delay or even cancel previous orders. We, therefore, have difficulty projecting future revenues from existing customers with certainty. Although historically our customers have not made sudden supplier changes, our customers could vary, and have varied, their purchases from period to period, sometimes significantly. Combined with our reliance on a small number of large customers, this could have an adverse effect on our revenues, profitability and cash flow. In addition, our concentration of business in the telecommunications service provider industry makes us extremely vulnerable to downturns or slowdowns in spending in that industry.
The Telecom Industry Fluctuates and Is Affected By Many Factors, Including Decisions By Service Providers Regarding Their Deployment of Technology and Their Timing of Purchases, as Well as Demand and Spending for Communications Services By Businesses and Consumers.
After significant deterioration earlier this decade, the global telecom industry stabilized in 2004 and experienced modest growth in 2005 and 2006, as reflected in increased capital expenditures by service providers and growing demand for telecommunications services. Although we believe the overall industry will continue to grow, the rate of growth could vary geographically and across different technologies, and is subject to substantial fluctuations. The specific industry segments in which we participate may not experience the growth of other segments. In that case, our results of operations may be adversely affected.
If capital investment by service providers grows at a slower pace than anticipated, our revenues and profitability may be adversely affected. The level of demand by service providers can change quickly and can vary over short periods of time, including from month to month. As a result of the uncertainty and variations in the telecom industry, accurately forecasting revenues, results and cash flow remains difficult.

In addition, our sales volume and product mix affect our gross margin. Therefore, if reduced demand for our products results in lower than expected sales volume, or we have an unfavorable product mix, we may not achieve the gross margin rate we expect, resulting in lower than expected profitability. These factors may fluctuate from quarter to quarter.
We Have Long-Term Sales Agreements with a Number of Our Large Customers. Some of These Agreements May Prove Unprofitable As Our Costs and Product Mix Shift Over the Lives of the Agreements.
We have entered into long-term sales agreements with a number of our large customers, and we expect that we will continue to enter into long-term sales agreements in the future. Some of our existing sales agreements require us to sell products and services at fixed prices over the lives of the agreements, and some require, or may in the future require, us to sell products and services that we would otherwise discontinue, thereby diverting our resources from developing more profitable or strategically important products. The costs we incur in fulfilling some of our sales agreements may vary substantially from our initial cost estimates. Any cost overruns that we cannot pass on to our customers could adversely affect our results of operations.
We Rely on Two Contractors to Provide Most of the Components and Products We Design. If Either of Them Fails to Deliver Quality Components and Products at Reasonable Prices on a Timely Basis, We May Not Be Able to Fulfill Our Obligations to Some of Our Customers.
We generally purchase most of the wireless products we design from Celestica, and most of the wireline products we design from Solectron. If either of them fails to fulfill their obligations to us, or if we do not properly manage these arrangements, we could fail to perform some of our obligations to our customers and our customer relationships could suffer. If so, our customers may make claims against us for which we do not have sufficient recourse against our supplier. In addition, by limiting the number of our contract manufacturers, we have fewer employees with the expertise needed to manage these third party arrangements. We provide rolling forecasts to our contract manufacturers to manage product supplies, but because of market fluctuations, accurate forecasting is very difficult and we have limited ability to adjust volumes and delivery schedules to satisfy changes customers could require. We also may experience supply interruptions, cost escalations and competitive disadvantages if our contract manufacturers fail to develop, implement or maintain manufacturing methods appropriate for our products and customers.
Our Pension and Postretirement Benefit Plans Are Large and Have Funding Requirements That Fluctuate Based on the Performance of the Financial Markets and the Level of Interest Rates and May Be Affected By Changes in Legal Requirements. These Plans Are Also Costly, and Our Efforts to Fund or Control Those Costs May Be Ineffective.
Among other compensation and benefit programs, many of our former and current employees and retirees in the U.S. participate in one or more of the following benefit plans:
•	management pension plan;

•	occupational pension plan;

•	postretirement health care benefit plan for former management employees; and/or

•	postretirement health care benefit plan for former represented employees.
As described in more detail under the captions “Application of Critical Accounting Estimates — Pension and postretirement benefits” and “Liquidity and Capital Resources — Future capital requirements and funding sources” in our Management’s Discussion and Analysis of Financial Condition and Results of Operations starting on pages F-6 and F-27, respectively, of Exhibit 13 to this report, the performance of the financial markets, especially the equity markets, and the level of interest rates, impact the funding obligations for these pension plans. Accordingly, the amounts we might contribute to these benefit plans are subject to considerable uncertainty. You should carefully review this discussion in Exhibit 13.
Our U.S. pension plans meet the requirements of ERISA’s current funding rules, and we do not expect to make any contributions to our qualified U.S. pension plans through 2008. We are unable to provide an estimate of future funding requirements beyond fiscal 2008 for the pension plans. However, based on our actuarial projections we believe that it is unlikely that any required contributions would have a material effect on our liquidity during fiscal 2008 through fiscal 2011.

Recent legislative changes, in the form of the Pension Protection Act of 2006 (the “PPA”), impact the funding requirements for our U.S. pension plans. The PPA alters the manner in which liabilities and asset values are determined for the purpose of calculating required pension contributions and the timing and manner in which required contributions to under-funded pension plans would be made. These changes could significantly increase the funding requirements for our U.S. management pension plan and reduce excess pension assets that could be available to fund retiree health care benefits. Accordingly, the amounts we might contribute to these benefit plans in the future are subject to considerable uncertainty.
The PPA also provides for what is called a “collectively bargained” transfer under Section 420 of the Internal Revenue Code, under which pension assets in excess of 120% of pension plan funding obligations would be available to fund health care costs for our formerly represented retirees. Together with our unions, we are proposing additional changes to Section 420 as technical corrections, which would facilitate our ability to provide a collectively bargained level of retiree health care benefits by using such excess pension assets. With the adoption of the technical corrections that we are pursuing, we believe it is likely that almost all of the health care funding required for formerly represented retirees (assuming the present level and structure of benefits) could be addressed through Section 420 transfers based on current actuarial assumptions. However, no assurances can be given that we will be successful in our efforts to obtain these technical corrections. We have amended our collective bargaining agreement to extend to June 30, 2007 the time period within which the additional changes we are seeking to the PPA must be obtained. If, by that date, the legislation imposes constraints that would significantly impair our ability to fund retiree health care costs using excess pension assets, we would have the ability, at our sole discretion beginning on January 1, 2008, to adjust the level of subsidy we provide for formerly represented retiree health care.
We have also taken some steps, and expect that we will take additional actions over time, to reduce the overall cost of our retiree health care benefit plans and the share of these costs borne by us, consistent with legal requirements and our collective bargaining obligations. However, the rate of cost increases may exceed our actions to reduce these costs. In addition, as described in Note 14 to our Consolidated Financial Statements in Exhibit 13, the reduction or elimination of retiree health care benefits has led to lawsuits against us. Any other initiatives that we undertake to control or reduce costs may lead to additional claims against us.
Many of Our Current and Planned Products Are Highly Complex and May Contain Defects or Errors That Are Detected Only After Deployment in Telecommunications Networks. If That Occurs, Our Reputation May Be Harmed.
Our products are highly complex, and there is no assurance that our extensive product development, manufacturing and integration testing is or will be adequate to detect all defects, errors, failures and quality issues that could affect customer satisfaction or result in claims against us. As a result, we might have to replace certain components and/or provide remediation in response to the discovery of defects in products that are shipped. Most of these occurrences can be rectified without incident, as has generally been the case historically. However, the occurrence of any defects, errors, failures or quality issues could result in cancellation of orders, product returns, diversion of our resources, legal actions by customers or customers’ end-users and other losses to us, or to our customers or end-users. These occurrences could also result in the loss of or delay in market acceptance of our products and loss of sales, which would harm our business and adversely affect our revenues and profitability.
Rapid Changes to Existing Regulations or Technical Standards or the Implementation of New Ones for Products and Services Not Previously Regulated Could Be Disruptive, Time-Consuming and Costly to Us.
We develop many of our products and services based on existing regulations and technical standards, our interpretation of unfinished technical standards or the lack of such regulations and standards. Changes to existing regulations and technical standards, or the implementation of new regulations and technical standards relating to products and services not previously regulated, could adversely affect our development efforts, by increasing compliance costs and causing delay. Demand for those products and services could also decline.

We Are Involved in Lawsuits, Which, If Determined against Us, Could Require Us to Pay Substantial Damages.
We are defendants in various lawsuits. These lawsuits include such matters as commercial disputes, claims regarding intellectual property, product discontinuance, asbestos claims, labor, employment and benefit claims, shareowner litigation and others. For a discussion of some of these legal proceedings, you should read Note 14 to our Consolidated Financial Statements in Exhibit 13 to this report. We cannot predict the extent to which any of the pending or future actions will be resolved in our favor, or whether significant monetary judgments will be rendered against us. Any material losses resulting from these claims could adversely affect our profitability and cash flow.
If We Fail to Protect Our Intellectual Property Rights, Our Business and Prospects May Be Harmed.
Intellectual property rights, such as patents, are vital to our business, and developing new products and technologies that are unique to us is critical to our success. We have numerous U.S. and foreign patents and numerous pending patents. However, we cannot predict whether any patents, issued or pending, will provide us with any competitive advantage or whether such patents will be challenged by third parties. Moreover, our competitors may already have applied for patents that, once issued, could prevail over our patent rights, or otherwise limit our ability to sell our products. Our competitors also may attempt to design around our patents or copy or otherwise obtain and use our proprietary technology. In addition, patent applications that we have currently pending may not be granted. If we do not receive the patents that we seek or if other problems arise with our intellectual property, our competitiveness could be significantly impaired, which would limit our future revenues and harm our prospects.
We Are Subject to Intellectual Property Litigation and Infringement Claims, Which Could Cause Us to Incur Significant Expenses or Prevent Us from Selling Certain Products.
From time to time, we receive notices or claims from third parties of potential infringement in connection with products or services. We also may receive such notices or claims when we attempt to license our intellectual property to others. Intellectual property litigation can be costly and time-consuming and can divert the attention of management and key personnel from other business issues. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. A successful claim by a third party of patent or other intellectual property infringement by us could compel us to enter into costly royalty or license agreements or force us to pay significant damages and could even require us to stop selling certain products. Further, if one of our important patents or other intellectual property rights is invalidated, we may suffer losses of licensing revenues and be prevented from attempting to block others, including competitors, from using the related technology.
We Are Subject to Environmental, Health and Safety Laws that Restrict Our Operations.
Our operations are subject to a wide range of environmental, health and safety laws, including laws relating to the use, disposal and clean-up of, and human exposure to, hazardous substances. In the U.S., these laws often require parties to fund remedial action regardless of fault. Although we believe our reserves are adequate to cover our environmental liabilities, factors such as the discovery of additional contaminants, the extent of required remediation and the imposition of additional clean-up obligations could cause our capital expenditures and other expenses relating to remediation activities to exceed the amount reflected in our environmental reserve and adversely affect our results of operations and cash flows. Compliance with existing or future environmental, health and safety laws could subject us to future liabilities, cause the suspension of production, restrict our ability to utilize facilities or require us to acquire costly pollution control equipment or incur other significant expenses.

Our Business Requires a Significant Amount of Cash, and We May Require Additional Sources of Funds if Our Sources of Liquidity Are Unavailable or Insufficient to Fund Our Operations.
Our working capital requirements and cash flows have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations, depending on a number of factors. If we are unable to manage fluctuations in cash flow, our business, operating results and financial condition may be materially adversely affected. Factors which could lead us to suffer cash flow fluctuations include:
•	the level of sales;

•	the collection of receivables;

•	the timing and size of capital expenditures;

•	costs associated with potential restructuring actions; and

•	customer financing obligations.
In order to finance our business, we expect that we will use available cash and investments and will have access to a syndicated credit facility allowing for the drawdown of significant levels of debt if required. However, we expect that our ability to draw on this facility will be conditioned upon compliance with financial covenants. There can be no assurance that we will be in compliance with the financial covenants required by our lenders at all times in the future.
We may need to secure additional sources of funding if the syndicated credit facility and borrowings are not available or are insufficient to finance our business. We cannot provide any assurance that such funding will be available on terms satisfactory to us. If we were to incur high levels of debt, this would require a larger portion of operating cash flow to be used to pay principal and interest on the indebtedness. The increased use of cash to pay indebtedness could leave us with insufficient funds to finance our operating activities, such as research and development expenses and capital expenditures, which could have a material adverse effect on our business.
Alcatel-Lucent’s expected short-term debt rating will allow us limited access to the commercial paper market, although the commercial paper market may not be available to us on acceptable terms and conditions. Alcatel-Lucent’s ability to have access to the capital markets and its financing costs will be, in part, dependent on Standard & Poor’s, Moody’s or similar agencies’ ratings with respect to its debt and corporate credit and their outlook with respect to Alcatel-Lucent’s business. Alcatel-Lucent’s expected short-term and long-term credit ratings, as well as any possible future lowering of its ratings, may result in higher financing costs and reduced access to the capital markets. We cannot provide any assurance that Alcatel-Lucent’s credit ratings will be sufficient to give us access to the capital markets on acceptable terms, or that once obtained, such credit ratings will not be reduced by Standard & Poor’s, Moody’s or similar rating agencies.
Credit and Commercial Risks and Exposures Could Increase If the Financial Condition of Our Customers Declines.
A substantial portion of our sales are to customers in the telecom industry. These customers may require their suppliers to provide extended payment terms, direct loans or other forms of financial support as a condition to obtaining commercial contracts. We expect that we may provide or commit to financing where appropriate for our business. Our ability to arrange or provide financing for our customers will depend on a number of factors, including our and Alcatel-Lucent’s credit ratings, levels of available credit, and abilities to sell off commitments on acceptable terms.
More generally, we expect that we will routinely enter into long-term contracts involving significant amounts to be paid by our customers over time. Pursuant to these contracts, we may deliver products and services representing an important portion of the contract price before receiving any significant payment from the customer.
As a result of the financing that may be provided to customers and our commercial risk exposure under long-term contracts, our business could be adversely affected if the financial condition of our customers erodes. Over the past few years, certain of our customers have filed with the courts seeking protection under the bankruptcy or reorganization laws of the applicable jurisdiction, or have experienced financial difficulties. Upon the financial failure of a customer, we may experience losses on credit extended and loans made to such customer, losses relating to commercial risk exposure, and the loss of the customer’s ongoing business. If customers fail to meet their obligations to us, we may experience reduced cash flows and losses in excess of reserves, which could materially adversely impact our results of operations and financial position.
We Have Significant International Operations and a Significant Amount of Our Sales Are Made in Emerging Markets and Regions.
In addition to the currency risks described elsewhere in this section, our international operations are subject to a variety of risks arising out of the economy, the political outlook and the language and cultural barriers in countries where we have operations or do business.
We expect to continue to focus on expanding business in emerging markets in Asia, Africa and Latin America. In many of these emerging markets, we may be faced with several risks that are more significant than in other countries. These risks include economies that may be dependent on only a few products and are therefore subject to significant fluctuations, weak legal systems which may affect our ability to enforce contractual rights, possible exchange controls, unstable governments, privatization actions or other government actions affecting the flow of goods and currency.
We are required to move products from one country to another and provide services in one country from a base in another. Accordingly, we are vulnerable to abrupt changes in customs and tax regimes that may have significant negative impacts on our financial condition and operating results.
An Impairment of Goodwill or Other Intangible Assets Would Adversely Affect Our Financial Condition or Results of Operation.
We have a significant amount of intangible assets including goodwill and other acquired intangibles, development costs for software to be sold, leased or otherwise marketed and internal use software development costs as of September 30, 2006. Goodwill is not amortized but is tested for impairment annually, or more often, if an event or circumstance indicates that an impairment loss may have been incurred. Other intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events such as product discontinuances, plant closures, product dispositions or other changes in circumstances indicate that the carrying amount may not be recoverable.
Historically, we have recognized significant impairment charges due to various reasons, including some of those noted above as well as potential restructuring actions or adverse market conditions that are either specific to the telecom industry or general in nature. As a result, additional impairment charges may be incurred in the future that could be significant and that could have an adverse effect on our results of operations or financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
As of September 30, 2006, we operated in 128 facilities in the U.S. totaling 15.0 million square feet, of which 8.3 million was owned and 6.7 million was leased. In addition, we operated in 152 facilities in 49 other countries totaling 4.5 million square feet, of which 1.4 million was owned and 3.1 million was leased. Our properties include systems integration/manufacturing sites, warehouse sites, offices sites (administration, sales, field service), and research and development sites. Included above are 1.1 million square feet that have been vacated under our restructuring actions. Most of our properties are used jointly by our reporting segments. We believe our facilities are suitable and adequate to meet our current needs.

Item 3. Legal Proceedings
We are subject to legal proceedings, lawsuits and other claims, including proceedings by government authorities. In addition, we may be subject to liabilities of some of our former affiliates under separation agreements with them (see “Item 1. Business — Separation Agreements”). Legal proceedings are subject to uncertainties, and the outcomes are difficult to predict. Consequently, we are unable to estimate the ultimate aggregate amount of monetary liability or financial impact with respect to these matters as of September 30, 2006. We believe that our current cases will not have a material financial impact on us after final disposition. However, because of the uncertainties of legal proceedings, one or more of these proceedings could ultimately result in material monetary payments by us.
Please see Note 14 to our Consolidated Financial Statements contained in Exhibit 13 to this report for additional information about legal proceedings involving us.
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
In the normal course of business, we are involved in commercial disputes with customers, suppliers, subcontractors and others. These matters generally involve claims for monetary damages for breach of contract or breach of warranty or similar claims. While many of these disputes are settled amicably without litigation, some will result in lawsuits. The downturn in the telecom industry early this decade and the insolvency or failure of numerous service providers have led to more claims and disputes and to an increase in the number that results in litigation.
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
We are subject to various employment-related claims regarding employee dismissals, benefits, compensation and other matters. As a result of our restructuring actions and plans for the future, we have reduced our workforce significantly and expect to make further reductions in the future. Although we have not experienced a significant increase in the number of employment-related claims as a result of these workforce reductions, workforce reductions can precipitate additional claims against us. We have taken and may continue to take steps to reduce the cost of providing postretirement health care benefits. These actions may increase claims made against us, and lawsuits have been filed against us in connection with the elimination of the death benefit in our U.S. Management Pension Plan and reductions in retiree health care benefits. In addition, the Equal Employment Opportunity Commission has initiated a suit against us regarding certain policies used by our predecessors prior to 1980.
We are a defendant in various lawsuits involving alleged exposure to asbestos. These cases involve exposure to asbestos in premises owned or operated by us or by the predecessors of our business, such as AT&T or Western Electric, or in products manufactured or sold by us or our predecessors. Historically, we have not paid any material amounts related to asbestos claims. We have experienced an increase in the number of asbestos claims asserted against us, and these claims are on the rise generally in the U.S. against owners or operators of premises or companies that manufactured or sold products allegedly containing asbestos. Despite this trend, we currently do not expect these cases to have a significant impact on us in the future, although no assurance can be given that this will be the case.
Two shareowner suits were filed against us asserting claims with respect to the Merger. On April 3, 2006, a putative class action entitled Resnick v. Lucent Technologies Inc., et al was filed against us and members of our board of directors in the

Superior Court of New Jersey, Law Division, Union County. The named plaintiffs proposed to represent a class of our shareowners and claimed that, among other things, the Merger with Alcatel was the product of breaches of duty by our board of directors in that they allegedly failed to maximize shareowner value in the transaction. On May 4, 2006, a second putative class action entitled AR Maley Trust v. Lucent Technologies, et al was filed against us and members of our board of directors in the U.S. District Court of the Southern District of New York. The named plaintiff proposed to represent a class of our shareowners and claimed that, among other things, Lucent and its directors breached their fiduciary duties by allegedly failing to maximize shareowner value in the transaction. Along with other relief, both the Resnick and AR Maley Trust complaints sought an injunction against the closing of the Merger. On September 6, 2006, we reached a tentative settlement of these actions. The settlement is subject to customary conditions including court approval.
Government Investigations
In August 2003, the U.S. Department of Justice (the “DOJ”) and the SEC informed us that they had each commenced an investigation into possible violations of the Foreign Corrupt Practices Act (“FCPA”) with respect to our operations in Saudi Arabia. These investigations followed allegations made by the National Group for Communications and Computers Ltd. in an action filed against us on August 8, 2003. In April 2004, we reported to the DOJ and the SEC that an internal FCPA compliance audit and an outside counsel investigation found incidents and internal control deficiencies in our operations in China that potentially involve FCPA violations.
In November 2004, we reported that our former Chairman and Chief Executive Officer, the former head of our Saudi Arabia operations, and a third former employee received “Wells” notices from the SEC. In May 2005, the SEC Enforcement Staff notified representatives of these individuals that the SEC staff would not be recommending enforcement action against these individuals. The investigation is continuing with respect to both China and Saudi Arabia.
During September 2006, we received a “Wells” notice relating to this investigation of our operations in China under the FCPA. We responded to the “Wells” notice via a written submission to the SEC staff and are continuing discussions with the SEC staff in an effort to resolve the matter.
In May 2005, we received subpoenas on two different matters, requesting specific documents and records. One of the subpoenas related to a DOJ investigation of potential antitrust and other violations by various participants in connection with the federal E-Rate program. The subpoena required us to produce documents before a grand jury of the U.S. District Court in Georgia. The second subpoena was from the Office of Inspector General, U.S. General Services Administration and related to a federal investigation into certain sales to the federal government of telecommunications equipment and related maintenance services.
In August 2006, we reported that during April 2006, the California Department of Justice served us with discovery requests related to sales to California governmental agencies of telecommunications equipment and related maintenance services.
Item 4. Submission of Matters to a Vote of Security Holders
On September 7, 2006, we held a special meeting of shareowners at which our shareowners were asked to consider and vote upon a proposal to approve and adopt the Merger Agreement and the transactions contemplated by the Merger Agreement (together, the “Proposal”). The final results of the shareowner vote at the special meeting were as follows: 2,329,800,391 shares were voted for the Proposal, 116,409,626 shares were voted against the Proposal and 39,717,450 shares abstained. The 2,329,800,391 shares voted in favor of the Proposal represented 51.98% of the outstanding shares of our common stock as of the record date for the special meeting, and of those votes cast or abstained, 93.72% voted to approve and adopt the Merger Agreement.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Price, Holders and Dividend Information
Prior to completion of the Merger on November 30, 2006, our common stock had been traded on the New York Stock Exchange (“NYSE”) under the symbol LU. The following table presents the high and low sales prices of our common stock as reported on the NYSE:

	High	Low
YEAR ENDED SEPTEMBER 30, 2006
Quarter ended December 31, 2005	$3.49	$2.64
Quarter ended March 31, 2006	3.16	2.48
Quarter ended June 30, 2006	3.22	2.25
Quarter ended September 30, 2006	2.47	1.99

YEAR ENDED SEPTEMBER 30, 2005
Quarter ended December 31, 2004	$4.16	$3.11
Quarter ended March 31, 2005	3.86	2.70
Quarter ended June 30, 2005	3.17	2.35
Quarter ended September 30, 2005	3.30	2.81
Following completion of the Merger, there is no longer any trading market for our common stock.
On December 1, 2006, there was one shareowner of record of our common stock.
We currently do not pay cash dividends on our common stock and have no plans to reinstate a dividend on our common stock.
During the three months ended September 30, 2006, we did not issue any common shares that were not registered under the Securities Act of 1933.
Other information required by this Item is set forth in Part III, Item 12, of this report.
(b) Not applicable.
(c) No repurchases of the Company’s equity securities were made during the fourth quarter of fiscal 2006.
Item 6. Selected Financial Data
The information required by this Item is included in page F-33 of our annual report to shareowners for the year ended September 30, 2006. This page of the annual report to shareowners is included in Exhibit 13 to this report.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required by this Item is included in pages F-2 to F-32 of our annual report to shareowners for the year ended September 30, 2006. These pages of the annual report to shareowners are included in Exhibit 13 to this report.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The information required by this Item is included in pages F-31 to F-32 of our annual report to shareowners for the year ended September 30, 2006. These pages of the annual report to shareowners are included in Exhibit 13 to this report.

Item 8. Financial Statements and Supplementary Data
The information required by this Item is included in pages F-33 to F-79 of our annual report to shareowners for the year ended September 30, 2006. These pages of the annual report to shareowners are included in Exhibit 13 to this report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and the independent registered public accounting firm’s related audit report are included in Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors and Executive Officers of the Registrant
Information required by this Item for executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I, Item 1, of this report. In accordance with the instructions of Form 10-K, the other information required by Item 10 will be included in either (1) our definitive proxy statement for our 2007 annual meeting of shareowners or (2) an amendment to this Form 10-K filed not later than 120 days after the end of our fiscal year covered by this Form 10-K.

We have adopted a code of ethics that applies to our Chief Executive Officer and all financial officers and executives, including our Chief Financial Officer and Principal Accounting Officer. This code of ethics supplements our “Business Guideposts: A Personal Commitment,” which is a code of business conduct and ethics applicable to all of our directors and employees.
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers to file, with the SEC and the NYSE, reports of their holdings and transactions in our common stock through the date on which our common stock was deregistered and delisted. Based on our records and other information, we believe that all required Section 16(a) reports for our directors and executive officers for fiscal 2006 were timely filed.
Item 11. Executive Compensation
In accordance with the instructions of Form 10-K, the information required by Item 11 will be included in either (1) our definitive proxy statement for our 2007 annual meeting of shareowners, or (2) an amendment to this Form 10-K filed not later than 120 days after the end of our fiscal year covered by this Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
In accordance with the instructions of Form 10-K, the information required by Item 12 will be included in either (1) our definitive proxy statement for our 2007 annual meeting of shareowners, or (2) an amendment to this Form 10-K filed not later than 120 days after the end of our fiscal year covered by this Form 10-K.
Item 13. Certain Relationships and Related Transactions
In accordance with the instructions of Form 10-K, the information required by Item 13 will be included in either (1) our definitive proxy statement for our 2007 annual meeting of shareowners, or (2) an amendment to this Form 10-K filed not later than 120 days after the end of our fiscal year covered by this Form 10-K.
Item 14. Principal Accounting Fees and Services
In accordance with the instructions of Form 10-K, the information required by Item 14 will be included in either (1) our definitive proxy statement for our 2007 annual meeting of shareowners, or (2) an amendment to this Form 10-K filed not later than 120 days after the end of our fiscal year covered by this Form 10-K.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this report:

Pages
(1)	Consolidated Financial Statements:
	(i)	Consolidated Statements of Operations	*
	(ii)	Consolidated Balance Sheets	*
	(iii)	Consolidated Statements of Changes in Shareowners’ Equity (Deficit)	*
	(iv)	Consolidated Statements of Cash Flows	*
	(v)	Notes to Consolidated Financial Statements	*

(2)	Five-Year Summary of Selected Financial Data		*

*	Incorporated by reference to the appropriate portions in pages F-37 through F-79 of our annual report to shareowners for the fiscal year ended September 30, 2006 (see Part II and Exhibit 13).
(3) Exhibits:
See Exhibit Index on page 31 for a description of the documents that are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical referencing the SEC filing that included the document.
We will furnish, without charge, to a security holder upon request a copy of our definitive proxy statement for our 2007 annual meeting of shareowners. We will furnish any other exhibit at cost.
(b) The Exhibit Index on page 31 describes the documents that are filed as exhibits to this report on Form 10-K or incorporated by reference herein.
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

LUCENT TECHNOLOGIES INC.
By:	/s/ DAVID W. HITCHCOCK
David W. Hitchcock
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	December 14, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ CYNTHIA CHRISTY-LANGENFELD
PRINCIPAL EXECUTIVE OFFICER
Cynthia Christy-Langenfeld Chief Executive Officer
Date: December 14, 2006

/s/ DAVID W. HITCHCOCK
PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER
David W. Hitchcock Chief Financial Officer
Date: December 14, 2006

DIRECTORS
Cynthia Christy-Langenfeld
Frank D’Amelio
David Hitchcock
Timothy Keller
Hubert de Pesquidoux
Michael Quigley

By:	/s/ DAVID W. HITCHCOCK
Attorney-in-Fact
Date:	December 14, 2006

EXHIBIT INDEX
The following documents are filed as exhibits to this report on Form 10-K or incorporated by reference herein. Any document incorporated by reference is identified by a parenthetical reference to the SEC filing that included such document.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 2, 2006, by and among the registrant, Alcatel and Aura Merger Sub, Inc. (Exhibit 2.1 to Current Report on Form 8-K filed April 3, 2006).

3(i) 1	Certificate of Incorporation of the registrant, as amended, effective February 16, 2000 (Exhibit 3.1 to Registration Statement on Form S-4, No. 333-31400).

3(i) 2	Certificate of Amendment of Restated Certificate of Incorporation of the registrant, dated February 26, 2004 (Exhibit 3(i) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

3(ii)	By-Laws of the registrant, as amended as of February 18, 2004 (Exhibit 3(ii) to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

4(ii) 1	Indenture, dated as of April 1, 1996, between the registrant and The Bank of New York, as trustee (Exhibit 4A to Registration Statement on Form S-3, No. 333-01223).

4(ii) 2	First Supplemental Indenture, dated as of April 17, 2000, to Indenture dated as of April 1, 1996, between the registrant and The Bank of New York, as trustee (Exhibit 4 to Current Report on Form 8-K filed May 5, 2000).

4(ii) 3	Amended and Restated Trust Agreement, dated as of March 19, 2002, among the registrant, as depositor, The Bank of New York, as property trustee, The Bank of New York (Delaware), as Delaware trustee, and the individuals named therein, as administrative trustees, relating to Lucent Technologies Capital Trust I (Exhibit 4(v) 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4(ii) 4	Form of certificate for preferred securities of Lucent Technologies Capital Trust I, designated as 7.75% Cumulative Convertible Trust Preferred Securities (liquidation preference $1,000 per preferred security) (Exhibit B to Exhibit 4(v) 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4(ii) 5	Indenture, dated as of March 19, 2002, between the registrant and The Bank of New York, as indenture trustee (Exhibit 4(v) 3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4(ii) 6	Form of the registrant’s 7.75% convertible subordinated debentures due 2017 (Exhibit A to Exhibit 4(v) 3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4(ii) 7	Guarantee Agreement, dated as of March 19, 2002, between the registrant, as guarantor, and The Bank of New York, as guarantee trustee (Exhibit 4(v) 5 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

Exhibit
Number	Description

4(ii) 8	Indenture, dated as of June 4, 2003, between the registrant and The Bank of New York, as trustee (Exhibit 4.1 to Current Report on Form 8-K filed June 25, 2003).

4(ii) 9	First Supplemental Indenture, dated as of June 4, 2003, between the registrant and The Bank of New York, as trustee (Exhibit 4.2 to Current Report on Form 8-K filed June 25, 2003).

4(ii) 10	Indenture, dated as of November 24, 2003, between the registrant and The Bank of New York, as trustee (Exhibit 4(ii) 11 to Annual Report on Form 10-K for the year ended September 30, 2003).

4(ii) 11	Form of the registrant’s 8% convertible subordinated debentures due 2031 (Exhibit A to Exhibit 4(ii) 11 to Annual Report on Form 10-K for the year ended September 30, 2003).

4(ii) 12	Warrant Agreement (including Form of Warrant Certificate), dated as of December 10, 2004, between the registrant and The Bank of New York, as warrant agent (Exhibit 4.1 to Current Report on Form 8-K filed December 10, 2004).

4(ii) 13	Stipulation and Agreement of Settlement, dated September 22, 2003, in settlement of litigation in the U.S. District Court for the District of New Jersey entitled In re Lucent Technologies Inc. Securities Litigation (Exhibit 4.8 to Registration Statement on Form S-3, No. 333-120984).

4(iii)	Other instruments in addition to exhibits under 4(ii) that define the rights of holders of long-term debt of the registrant and all of its consolidated subsidiaries are not filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant agrees to furnish a copy of any such instrument to the SEC upon request.

10(i) 1	Tax Sharing Agreement, by and among AT&T Corp., the registrant and NCR Corporation, dated as of February 1, 1996, and amended and restated as of March 29, 1996 (Exhibit 10.6 to Registration Statement on Form S-1, No. 333-00703).

10(i) 2	Amended and Restated Letter of Credit Issuance and Reimbursement Agreement, dated as of August 11, 2006, among the registrant, several banks and other parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.1 to Current Report on Form 8-K filed August 15, 2006).

10(i) 3	Amended and Restated External Sharing Debt Agreement, dated as of October 1, 2004, among the registrant, several banks and other parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.2 to Current Report on Form 8-K filed October 7, 2004).

10(i) 4	First Amendment, dated as of April 8, 2005, to Amended and Restated External Sharing Debt Agreement, dated as of October 1, 2004, among the registrant, several banks and other parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2005).

10(i) 5	Second Amendment, dated as of August 11, 2006, to Amended and Restated External Sharing Debt Agreement, dated as of October 1, 2004, among the registrant, several banks and other parties thereto and JPMorgan Chase Bank, N.A., as administrative agent (Exhibit 99.2 to Current Report on Form 8-K filed August 15, 2006).

Exhibit
Number	Description

10(i) 6	Amended and Restated Guarantee and Collateral Agreement, dated as of August 11, 2006, made by the registrant and certain of its subsidiaries in favor of JPMorgan Chase Bank, N.A., as collateral agent (Exhibit 99.3 to Current Report on Form 8-K filed August 15, 2006).

10(i) 7	Amended and Restated Collateral Sharing Agreement, dated as of August 11, 2006, among the registrant, certain of its subsidiaries and JPMorgan Chase Bank, N.A., as collateral agent (Exhibit 99.4 to Current Report on Form 8-K filed August 15, 2006).

10(ii)(B) 1	Patent License Agreement, among AT&T Corp., NCR Corporation and the registrant, effective as of March 29, 1996 (Exhibit 10.7 to Registration Statement on Form S-1, No. 333-00703).

10(ii)(B) 2	Amended and Restated Technology License Agreement, among AT&T Corp., NCR Corporation and the registrant, effective as of March 29, 1996 (Exhibit 10.8 to Registration Statement on Form S-1, No. 333-00703).

10(ii)(B) 3	Electronics Manufacturing Services Agreement, No. HO32050265, between the registrant and Solectron Corporation, effective July 21, 2005 (Exhibit 10(ii)(B) 3 to Annual Report on Form 10-K for the year ended September 30, 2005).*

10(ii)(B) 4	External Manufacturing Services Agreement, No. WR71050115, between the registrant and Celestica Corporation, entered into September 30, 2005, and effective April 1, 2005 (Exhibit 10(ii)(B) 4 to Annual Report on Form 10-K for the year ended September 30, 2005).*

10(ii)(B) 5	Transition Agreement between Celestica Corporation and the registrant, dated September 16, 2005 (Exhibit 10(ii)(B) 5 to Annual Report on Form 10-K for the year ended September 30, 2005).*

10(iii)(A) 1	Lucent Technologies Inc. Short Term Incentive Program (Exhibit 10(iii)(A) 1 to Annual Report on Form 10-K for the year ended September 30, 2004).**

10(iii)(A) 2	Lucent Technologies Inc. 2004 Equity Compensation Plan for Non-Employee Directors (Exhibit 10(iii) 1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).**

10(iii)(A) 3	First Amendment to the Lucent Technologies Inc. 2004 Equity Compensation Plan for Non-Employee Directors (Exhibit 10(iii)(A) 6 to Annual Report on Form 10-K for the year ended September 30, 2004).**

10(iii)(A) 4	Lucent Technologies Inc. Deferred Compensation Plan (Exhibit 10(iii)(A) 7 to Annual Report on Form 10-K for the year ended September 30, 2004).**

10(iii)(A) 5	Lucent Technologies Inc. Supplemental Pension Plan (Exhibit 10(iii)(A) 8 to Annual Report on Form 10-K for the year ended September 30, 2004).**

10(iii)(A) 6	Summary of compensation terms for certain named executive officers (Exhibit 10(iii)(A) 14 to Annual Report on Form 10-K for the year ended September 30, 2005).**

Exhibit
Number	Description

10(iii)(A) 7	Summary of compensation terms for non-employee directors (Exhibit 10(iii)(A) 15 to Annual Report on Form 10-K for the year ended September 30, 2005).**

10(iii)(A) 8	Officer Severance Policy for Cynthia K. Christy-Langenfeld, dated January 23, 2001 (Exhibit 10(iii)(A) 17 to Annual Report on Form 10-K for the year ended September 30, 2005).**

10(iii)(A) 9	Lucent Technologies Executive Officer Severance Policy (Exhibit 10(iii)(A) 18 to Annual Report on Form 10-K for the year ended September 30, 2004).**

10(iii)(A) 10	Lucent Technologies Officer Severance Program (Exhibit 10(iii)(A) 21 to Annual Report on Form 10-K for the year ended September 30, 2005).**

12	Computation of Deficiency of Earnings to Cover Combined Fixed Charges and Preferred Stock Dividend Requirements and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividend Requirements.

13	Selected portions (pages F-1 to F-79) of the registrant’s Annual Report to Shareowners for the year ended September 30, 2006.

14	Code of Ethics for Chief Executive Officer and Senior Financial Officers (Exhibit 14 to Annual Report on Form 10-K for the year ended September 30, 2003).

21	List of subsidiaries of the registrant.

24	Powers of Attorney executed by directors who signed this report.

31.1	Certification of Cynthia K. Christy-Langenfeld required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

31.2	Certification of David W. Hitchcock required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a)).

32	Certification of Cynthia K. Christy-Langenfeld and David W. Hitchcock pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain confidential portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934.

**	Management contract or compensatory plan or arrangement.